Form 10-K
period 2020-12-31
NORTHRIM BANCORP INC
filed 2021-03-05
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K
(Mark One)
☑    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       ☐ Yes  ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $156,436,340.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  6,192,096 shares of Common Stock, $1.00 par value, as of March 5, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement on Schedule 14A, relating to the registrant’s annual meeting of shareholders to be held on May 27, 2021, are incorporated by reference into Part III of this Form 10-K.

PART I

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, which are not historical facts.  These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Northrim BanCorp Inc.’s style of banking, the strength of the local economy in which we operate, and statements related to the expected or potential impact of the novel coronavirus ("COVID-19") pandemic, including any variants of the COVID-19 virus, the timing, availability and efficacy of the COVID-19 vaccines in the jurisdictions in which the Company operates, and related responses of the government that have been, and may in the future be imposed in response to the pandemic. All statements other than statements of historical fact, including statements regarding industry prospects, future results of operations or financial position and the expected or potential impact of COVID-19 and related responses of the government that have been, and may in the future be imposed in response to the pandemic, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements, whether concerning COVID-19 and the government response related thereto or otherwise, are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the uncertainties relating to the impact of COVID-19 on the Company's credit quality, business, operations and employees; the availability and terms of funding from government sources related to COVID-19; the timing of Paycheck Protection Program ("PPP") loan forgiveness; the impact of government response that have been, and may in the future be imposed in response to the pandemic, including stimulus programs which could adversely impact lending demand; the general condition of, and changes in, the Alaska economy; our ability to maintain or expand our market share or net interest margin; the sufficiency of our allowance for loan losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to CECL accounting guidance; our ability to maintain asset quality; our ability to implement our marketing and growth strategies; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. In addition, there are risks inherent in the banking industry relating to collectability of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Item 1A. Risk Factors, and in our filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

ITEM 1.            BUSINESS
    In this document, please note that references to "we", "our", "us", or the "Company" mean Northrim BanCorp, Inc. and its subsidiaries, unless the context suggests otherwise.
General
    We are a publicly traded bank holding company headquartered in Anchorage, Alaska.  The Company’s common stock trades on the Nasdaq Global Select Stock Market (“NASDAQ”) under the symbol, “NRIM.”  The Company is regulated by the Board of Governors of the Federal Reserve System.  We began banking operations in Anchorage in December 1990, and formed the Company as an Alaska corporation in connection with our reorganization into a holding company structure; that reorganization was completed effective December 31, 2001.  The Company has grown to be the third largest commercial bank in Alaska and in Anchorage in terms of deposits, with $1.8 billion in total deposits and $2.1 billion in total assets at December 31, 2020.  Through our sixteen banking branches and twelve mortgage origination offices, we are accessible to approximately 90% of the Alaskan population.
    The Company has three direct wholly-owned subsidiaries:
•Northrim Bank (the “Bank”), a state chartered, full-service commercial bank headquartered in Anchorage, Alaska.  The Bank is regulated by the Federal Deposit Insurance Corporation (the "FDIC") and the State of Alaska Department of Commerce, Community and Economic Development, Division of Banking, Securities

and Corporations.  The Bank has sixteen branch locations in Alaska; eight in Anchorage, one in Wasilla, two in Juneau, one in Fairbanks, one in Ketchikan, one in Sitka, one in Eagle River, and one in Soldotna.  Additionally, we have a loan production office in Kodiak. We operate in Washington State through Northrim Funding Services (“NFS”), a factoring business that the Bank started in 2004.  We offer a wide array of commercial and consumer loan and deposit products, investment products, and electronic banking services over the Internet;
•Northrim Investment Services Company (“NISC”) was formed in November 2002. In the first quarter of 2006, through NISC, we purchased an equity interest in Pacific Wealth Advisors, LLC (“PWA”), an investment advisory, trust, and wealth management business located in Seattle, Washington, in which we hold 24% of PWA's total outstanding equity interests. PWA is a holding company that owns Pacific Portfolio Consulting, LLC and Pacific Portfolio Trust Company;
•Northrim Statutory Trust 2 (“NST2”), an entity that we formed in December of 2005 to facilitate a trust preferred securities offering by the Company.
    The Bank has three direct wholly-owned subsidiaries:
•Northrim Capital Investments Co. (“NCIC”) is a wholly-owned subsidiary of the Bank, which holds a 100% interest in a residential mortgage holding company, Residential Mortgage Holding Company, LLC (“RML”).  The predecessor of RML, Residential Mortgage, LLC, was formed in 1998 and has twelve offices throughout Alaska.  RML became a wholly-owned subsidiary of NCIC on December 1, 2014. Prior to that, the Company held a 23.5% interest in RML. RML holds a 30% investment in Homestate Mortgage, LLC. In March and December of 2005, NCIC purchased ownership interests totaling 50.1% in Northrim Benefits Group, LLC (“NBG”), an insurance brokerage company that focused on the sale and servicing of employee benefit plans. In August 2017, the Company sold all of its interest in the assets of NBG.
•Northrim Building, LLC (“NBL”) is a wholly-owned subsidiary of the Bank that owns and operates the Company’s main office facility at 3111 C Street in Anchorage.
•Northrim Building LO, LLC is a wholly-owned subsidiary of the Bank that owns and operates the Company’s community branch facility at 2270 E. 37th Avenue in Anchorage.
Segments
    The Company operates in two primary segments: Community Banking and Home Mortgage Lending. Measures of the revenues, profit or loss, and total assets for each of the Company's segments are included in this report, Part II. Item 8. "Financial Statements and Supplementary Data", which is incorporated herein by reference.
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
     Management believes that our real estate construction and term real estate loan departments have developed a strong level of expertise and will continue to compete favorably in our markets.  We have also targeted the acquisition of new customers in professional fields including physicians, dentists, accountants, and attorneys.  In addition to lending products, in many cases commercial customers also require multiple deposit and affiliated services that add franchise value to the Company.  While we expect that opportunities for growth in 2021 will be modest mainly due to the impacts of the COVID-19 pandemic and the lower oil prices compared to pre-2020 levels, which has led to a slower economy in Alaska, we believe that these strategies will continue to benefit the Company, and we intend to continue to grow our balance sheet through increasing our market share. The Company benefits from solid capital and liquidity positions, and management believes that this provides a competitive advantage in the current business environment. (See “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.)
    The Company’s business strategy also stresses the importance of customer deposit relationships to support its lending activities.  Our guiding principle is to serve our market areas by operating with a “Superior Customer First Service” philosophy, affording our customers the highest priority in all aspects of our operations.  We believe that our adherence to this philosophy has created a strong core deposit franchise that provides a stable, low cost funding source for expanded growth in all of our lending areas.  We have devoted significant resources to future deposit product development, expansion of electronic services for both personal and business customers, and enhancement of information security related to these services.
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
Human Capital Resources
    We believe that we provide a high level of customer service. To achieve our objective of providing “Superior Customer First Service”, in managing its human capital resources, management emphasizes the hiring and retention of competent and highly motivated employees at all levels of the organization.  Management believes that a well-trained and highly motivated core of employees allows maximum personal contact with customers in order to understand and fulfill customer needs and preferences.  This “Superior Customer First Service” philosophy is combined with our emphasis on personalized, local decision making.  The Company continues to enhance our company-wide employee training program which focuses on Northrim culture, Superior Customer First Service, general sales skills, and various technical areas. The Company complies with all applicable state and local laws governing nondiscrimination in employment in every location in which the Company operates. All applicants and employees are treated with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability or protected veteran status.
Employee Profile and Diversity
    We consider our relations with our employees to be highly satisfactory.  We had 438 full-time equivalent employees at December 31, 2020. None of our employees are covered by a collective bargaining agreement.  Of the 438 full-time equivalent employees, 312 were Community Banking employees and 126 were Home Mortgage Lending employees.
Among the Company's full-time equivalent employees as of December 31, 2020, 72% identify as women and 28% as men. Approximately 35% of the workforce identify as a member of a racial minority, 5% identify as individuals with a disability, and 2% identify as veterans. In executive and senior management positions, 52% identify as women and 48% as men as of December 31, 2020. Approximately 4% of those in executive and senior management positions identify as a member of a racial minority, 4% identify as individuals with a disability, and 4% identify as veterans.
We work every day to create an open and respectful environment where everyone can actively contribute, have equal access to opportunities and resources, be themselves, and realize their potential. As an Equal Opportunity Employer, we emphasize inclusion through hiring and compensation practices and consider a pool of diverse candidates for open positions and internal advancement opportunities. To address issues related to pay discrimination, we do not ask potential candidates about their current or previous compensation during the hiring process, and we incorporate equal and fair pay reviews into every employment compensation decision. To reinforce our corporate culture of respect, diversity, and inclusion, each of our employees completes anti-harassment training annually.
Support of Human Capital in Response to COVID-19
In response to COVID-19 related state and local government orders to stay at home, since April of 2020 a portion of the Company's employees have worked remotely directly due to the pandemic. As of December 31, 2020, approximately 45% of the Company's employees are working remotely either on a full- or part-time basis directly due to COVID-19. These employees primarily hold non-customer facing positions within the Company. Prior to the pandemic, less than 8% of the Company's employees worked remotely. The increase in the number of employees that work remotely has had no material impact on the Company's operations.
In addition to remote work arrangements, the Company has expanded other flexible work options including variable work hours, condensed work weeks, and part-time hours to assist employees with managing personal matters during the pandemic caused by COVID-19. Lastly, the Company expanded tele-health and employee assistance program benefits to help employees manage their physical and emotional health during the pandemic.
Products and Services
    Community Banking
    Lending Services: We have an emphasis on commercial and real estate lending.  We also believe we have a significant niche in construction and land development lending in Anchorage, Fairbanks, the Matanuska-Susitna Valley, the Kenai Peninsula, and Southeast Alaska.  (See “Loans” in Part II. Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.)
    Purchase of accounts receivable:  We provide short-term working capital to customers primarily in our Alaska markets as well as Washington, Oregon and some other states by purchasing their accounts receivable through NFS.  In 2021, we expect NFS to continue to penetrate these markets and to continue to contribute to the Company’s profitability.
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
Several of our deposit services and products are:
•A specialized business checking account customized to account activity;
•A money market deposit account;
•A “Jump-Up” certificate of deposit (“CD”) that allows additional deposits with the opportunity to increase the rate to the current market rate for a similar term CD;
• A savings account that is priced like a money market account that allows additional deposits, quarterly withdrawals without penalty, and tailored maturity dates;
•Insured cash sweep and business sweep;
•Consumer online banking, mobile app, and mobile deposit;
•Business online banking, business mobile app, and business mobile deposit; and
•Instantly issued debit cards for business and consumer accounts at account opening.
    Other Services: In addition to our traditional deposit and lending services, we offer our customers several convenience services:  Mobile Web and Text Banking, consumer online account opening, Personal Finance, Online Documents, Consumer Debit Cards, Business Debit Cards, My Rewards for consumer debit cards, retail lockbox services, card controls, Consumer Credit Cards, Business Credit Cards, Business Employee Purchase Cards, home equity advantage access cards, telebanking, and automated teller services.  Other services include personalized checks at account opening, overdraft protection from a savings account, extended banking hours and commercial drive-up banking at many locations, automatic transfers and payments, People Pay (a peer-to-peer payment functionality), external transfers, Bill Pay, wire transfers, direct payroll deposit, electronic tax payments, Automated Clearing House origination and receipt, remote deposit capture, account reconciliation and positive pay, merchant services, cash management programs and sweep options to meet the needs of business customers, annuity products, and long term investment portfolios.
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
    Significant Business Concentrations:    No individual or single group of related accounts is considered material in relation to our total assets or total revenues, or to the total assets, deposits or revenues of the Bank, or in relation to our overall business. Based on classification by North American Industry Classification System ("NAICS"), there are no segments that exceed 10% of portfolio loans, except for real estate (see Note 5, Loans and Credit Quality, of the Notes to Consolidated Financial Statements included in Part II. Item 8 of this report for a breakout of real estate loans). In addition to its review of NAICS codes, the Company has also identified concentrations in various industries that may be adversely impacted by the COVID-19 pandemic and the decline in oil prices. We estimate that as of December 31, 2020 the Company had $78.9 million, or 5% of portfolio loans, in the tourism sector, $56.1 million, or 4% of portfolio loans, in the aviation (non-tourism) sector, $96.9 million, or 7% of total loans, in the healthcare sector, $65.1 million, or 4%, in the oil and gas sector, $17.4 million, or 1%, in retail loans and $31.0 million, or 2% in the restaurant sector, and $37.2 million, or 3% in the accommodations sector. At December 31, 2020, the Company had $78.9 million, or 7% of portfolio loans excluding PPP loans, in the tourism sector, $56.1 million, or 5% of portfolio loans excluding PPP loans, in the aviation (non-tourism) sector, $96.9 million, or 8% of total loans excluding PPP loans, in the healthcare sector, $65.1 million, or 6% of total loans excluding PPP loans, in the oil and gas sector, $17.4 million, or 2% of total loans excluding PPP loans, in retail loans and $31.0 million, or 3% of total loans excluding PPP loans in the restaurant sector, and $37.2 million, or 3% of total loans excluding PPP loans in the accommodations sector. Additionally, approximately 43% of our loan portfolio at December 31, 2020 is attributable to 35 large borrowing relationships. Moreover, our business activities are currently focused primarily in the state of Alaska.  Consequently, our results of operations and financial condition are dependent upon the general trends in the Alaska economy and, in particular, the residential and commercial real estate markets in Anchorage, Juneau, Fairbanks, the Matanuska-Susitna Valley, Ketchikan, Sitka, and to a lesser extent, the Kenai Peninsula.
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

Recent Economic Developments
After three consecutive years of a mild recession, the Alaska economy began to show a positive change in the fourth quarter of 2018, with improvements continuing throughout 2019 and the first part of 2020 until the COVID-19 pandemic caused a significant and sudden negative impact on the economy in Alaska. The State Department of Labor reported a year-over-year loss of 24,100 jobs, or 7.7% in December 2020 compared to December of 2019 following moderate growth of 1,900 jobs, or 0.6%, in December of 2019 compared to December of 2018. The Alaska Department of Labor predicts a recovery of 8,600 jobs, or an approximately 2.8% increase in total employment in 2021. The Company anticipates this relatively slow growth rate will have an impact on our ability to grow organically in the next few years.
Alaska’s annualized and seasonally adjusted gross state product (“GSP”) was $50.4 billion in the third quarter of 2020, compared to $54.5 billion in the third quarter of 2019, according to the Federal Bureau of Economic Analysis ("BEA") in a report released on December 23, 2020. Alaska’s real GSP increased by 0.7% in 2018 and 0.6% in 2019. 2020 has been very erratic primarily due to the impact of COVID-19. According to the BEA, Alaska’s GSP declined 6% at a seasonally adjusted annualized rate in the first quarter of 2020 and declined 33.8% in second quarter. However, in the third quarter of 2020 the GSP in Alaska improved 32.2% at an annualized rate. This is very similar to the nationwide averages for the U.S. which, according to the BEA, saw a decline of 5% in the first quarter of 2020, a loss of 31.4% in the second quarter and a positive improvement of 33.4% in the third quarter. In the third quarter of 2020 in Alaska, the largest improvements came from Transportation and Warehousing, Government, Health Care and Accommodation and Food Services.

Alaska’s seasonally adjusted personal income for the third quarter of 2020 was $48.6 billion compared to $46 billion in the third quarter of 2019, according to a report released by the BEA on December 17, 2020. In a typical year, the majority of personal income is derived from wage earnings. Additionally, some people receive government transfer payments, such as social security, Medicare and Medicaid. Personal income is further supported by earnings from dividends, interest and rents.

In the second quarter of 2020, Alaska’s personal income rose by $2.6 billion compared to the prior year as government transfer payments rose by $4.9 billion, according to the BEA, mainly from COVID-19 stimulus payments. This was somewhat offset by a $2.2 billion reduction in wage income and a $139 million decrease in investment and rental income. In the third quarter of 2020, these two major segments of income reversed. Wage earnings improved by $2.6 billion and government transfer payments decreased by $3.5 billion compared to the prior quarter. Investment and rental income was relatively unchanged, down $55 million. The net effect of all this movement is that personal income is $2.6 billion or 5.6% higher in the third quarter of 2020 in Alaska than where it was in the third quarter of 2019, according to the BEA.
    Alaska’s home mortgage delinquency and foreclosure levels continue to be better than most of the nation. According to the Mortgage Bankers Association, Alaska’s foreclosure rate was 0.49% at the end of the third quarter of 2020. The comparable national average rate was 0.59% for the same time period 2020. The national rate continues to improve, while the Alaska rate remains relatively lower. The survey also reported that the percentage of delinquent mortgage loans in Alaska was 6.78% for the third quarter of 2020. The comparable delinquency rate for the entire country was higher at 7.60% for the same time period in 2020.

A material portion of our loans at December 31, 2020, were secured by real estate located in greater Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast Alaska. In 2020, 45% of our revenue was derived from the residential housing market in the form of loan fees and interest on residential construction and land development loans and income from RML as compared to 31% and 29% in 2019 and 2018, respectively.  Real estate values generally are affected by economic and other conditions in the area where the real estate is located, fluctuations in interest rates, changes in tax and other laws, and other matters outside of our control. A decline in real estate values in the greater Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast Alaska areas could significantly reduce the value of the real estate collateral securing our real estate loans and could increase the likelihood of defaults under these loans. At December 31, 2020, $780.1 million, or 54%, of our loan portfolio was represented by commercial loans in Alaska.

Long Term Economic Factors
We believe the long-term growth of the Alaska economy will most likely be determined by large scale natural resource development projects. Several multi-billion dollar projects can potentially advance in the moderate-term.  Some of these projects include copper, gold and molybdenum production at the proposed Donlin mine and continued exploration in the National Petroleum Reserve Alaska. Because of their size, we believe each of these projects faces tremendous challenges.  We believe various political decisions need to be made by government regulators, issues need to be resolved in the court system, and multi-billion dollar financial commitments need to be made by the private sector if these large natural resource projects are to advance.  If none of these projects moves forward in the next ten years, we believe state revenues will continue to decline with falling oil production from older fields on the North Slope of Alaska.  We anticipate the decline in state revenues will likely have a negative effect on Alaska’s economy.
    The oil industry plays a significant role in the economy of Alaska, but revenues for the State of Alaska are less dependent on the oil industry than they have been historically due to the implementation of a percent of market value ("POMV") concept that has balanced and created more certainty in state revenue streams. Part of the POMV concept creates an allocation of a portion of investment earnings to unrestricted revenue instead of restricted revenue. According to the State of Alaska Department of Revenue, approximately 20% of total state revenues of $8.7 billion in the fiscal year ending June 30, 2020 were generated through various taxes and royalties on the oil industry. Investment earnings were 21% of the total, and federal dollars were 48%. In the fiscal year ending June 30, 2019, 23% of total state revenues were generated through taxes and royalties on the oil industry while investment earnings and federal dollars accounted for 36% and 30%, respectively. However, in 2020 investment earnings represented 66% of unrestricted revenues as compared to 52% in 2019 for the fiscal year ending June 30. As of December 31, 2019, Alaska's Constitutional Budget Reserve was $1.1 billion and the Alaska Permanent Fund had a balance of $72 billion.  Investment revenue generated by the Alaska Permanent Fund is also used to pay an annual dividend to every eligible Alaskan citizen.
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
    We believe our exposure to the tourism industry diversifies the Company's customer base in the long-term. We believe this helps mitigate the effect that the decline in natural resource industries, specifically the oil industry, in Alaska has had on the Company's operations. Southeast Alaska is the primary destination for cruise ships that visit Alaska. Based on the latest information from Rain Coast Data, approximately one million cruise ship tourists have visited Southeast Alaska annually in recent years and in 2019, this increased 7% to 1.2 million. However, in 2020, there was essentially no cruise ship activity due to the COVID-19 pandemic and we are uncertain if, or when, cruise ship activity will return to historical levels.

    Alaska’s residents are not subject to any state income or state sales taxes.  For over 30 years, Alaska residents have received annual distributions payable in October of each year from the Alaska Permanent Fund Corporation, which is supported by royalties from oil production.  The distribution was $992 per eligible resident in 2020 for an aggregate distribution of approximately $640 million.  The Anchorage Economic Development Corporation estimates that, for most Anchorage households, distributions from the Alaska Permanent Fund Corporation exceed other Alaska taxes to which those households are subject (primarily real estate taxes).

Competition
    We operate in a highly competitive and concentrated banking environment.  We compete not only with other commercial banks, but also with many other financial competitors, including credit unions (including Alaska USA Federal Credit Union, one of the nation’s largest credit unions), finance companies, mortgage banks and brokers, securities firms, insurance companies, private lenders, and other financial intermediaries, many of which have a state-wide or regional presence, and in some cases, a national presence.  Many of our competitors have substantially greater resources and capital than we do and offer products and services that are not offered by us.  Our non-bank competitors also generally operate under fewer regulatory constraints, and in the case of credit unions, are not subject to income taxes.  We estimate that credit unions in Alaska have a 44% share of total deposits held in banks and credit unions in the state as of June 30, 2020.  Changes in credit union operating practices have effectively eliminated the “common bond” of membership requirement and liberalized their lending authority to include business and real estate loans on par with commercial banks.  The differences in resources and regulation may make it harder for us to compete profitably, to reduce the rates that we can earn on loans and investments, to increase the rates we must offer on deposits and other funds, and adversely affect our financial condition and earnings.
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
    Currently, there are seven commercial banks operating in Alaska.  At June 30, 2020, the date of the most recently available information, Northrim Bank had approximately a 12% share of the Alaska bank deposits, 17% in the Anchorage area, 18% in Juneau, 15% in Matanuska-Susitna, 13% in Sitka, 10% in Fairbanks, 6% in Ketchikan, and 1% in the Kenai Peninsula.
    The following table sets forth market share data for the banks and credit unions having a presence in Alaska as of June 30, 2020, the most recent date for which comparative deposit information is available.

Financial institution	Number of branches	Total deposits (in thousands)	Market share of total financial institution deposits	Market share of total bank deposits
Northrim Bank(1)	16	$1,752,109	7%	12.3%
Wells Fargo Bank Alaska(1)	43	7,152,819	28%	50.3%
First National Bank Alaska(1)	27	2,912,046	12%	20.4%
Key Bank(1)	13	1,082,449	4%	7.6%
First Bank(1)	9	590,622	2%	4.2%
Mt. McKinley Bank(1)	5	424,901	2%	3.0%
Denali State Bank(1)	5	312,196	1%	2.2%
Total bank branches	118	$14,227,142	56%	100%
Credit unions(2)	79	$10,968,880	44%	NA
Total financial institution branches	197	$25,196,022	100%	100%
 (1) FDIC Summary of Deposits as of June 30, 2020.
 (2) SNL Financial Deposit Market Share Summary as of June 30, 2020.

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
    Regulation of banks and the financial services industry has been undergoing major changes in recent years, including the enactment in 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and several provisions were significantly changed by enactment of the Economic Growth Regulatory Relief and Consumer Protection Act in May 2018.  The Dodd-Frank Act significantly modifies and expands legal and regulatory requirements imposed on banks and other financial institutions.
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
The Trump Administration and various members of Congress previously expressed a desire to modify or repeal parts of the Dodd-Frank Act. We cannot predict whether the Biden administration will support any modification or repeal of any portion of the Dodd-Frank Act or whether any modification or repeal will be enacted or, if so, any effect they would have on our business, operation or financial condition or on the financial services industry in general.
In December 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the Securities and Exchange Commission (“SEC”), and the Commodities Futures Trading Commission issued final rules to implement certain provisions of the Dodd-Frank Act commonly known as the “Volcker Rule.” The Volcker Rule, as amended on August 20, 2019, generally prohibits U.S. banks from engaging in proprietary trading and restricts those banking entities from sponsoring, investing in, or having certain relationships with hedge funds and private equity funds. The prohibitions under the Volcker Rule are subject to a number of statutory exemptions, restrictions, and definitions. The Volcker Rule has not had a material impact on the Company’s Consolidated Financial Statements, but we continue to evaluate its application to our current and future operations.
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
    The GLB Act also included extensive consumer privacy provisions.  These provisions, among other things, limit the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated third parties. The Fair and Accurate Credit Transaction Act (“FACT Act”) requires financial institutions to develop and implement an identity theft prevention program to detect, prevent and mitigate identity theft “red flags” to reduce the risk that customer information will be misused to conduct fraudulent financial transactions. As a result of the Dodd-Frank Act, the rule-making authority for the privacy provisions of the GLB Act has been transferred to the CFPB. In addition, the states are permitted to adopt more extensive privacy protections through legislation or regulation.
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
    Both the Company and the Bank were required to begin compliance with the Rules on January 1, 2015. The conservation buffer took full effect on January 1, 2019. Certain calculations under the Rules will also have phase-in periods. We believe that the current capital levels of the Company and the Bank are in compliance with the standards under the Rules including the conservation buffer.
    Following the enactment of certain federal legislation in 2018, the federal banking regulators (including the FDIC and FRB) proposed a rule intended to simplify capital rules for certain community banks and their holding companies, the Community Bank Leverage Ratio ("CBLR"). Qualifying community banking organizations can elect to opt-into the CBLR and be under a new capital requirement rather than the current capital framework. To be eligible to make this election, the community banking organization would have to have less than $10 billion in assets, have a community bank leverage ratio of at least 9.00% and meet certain other criteria (including limits on off-balance sheet exposures and trading assets and liabilities). The CBLR would generally be the ratio of the organization's total bank equity capital to average assets, subject to certain adjustments. The intent of the CBLR is to simplify but not weaken capital requirements for qualifying community banks. Management has not elected to opt in to these new capital rules. However, the guidelines allow the Company to opt in to the simplification in the future should our assessment change.

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
    Management intends to maintain capital ratios for the Bank in 2021 that exceed the FDIC’s requirements for the “well-capitalized” capital requirement classification.  The dividends that the Bank pays to the Company will be limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.
    The capital ratios for the Company exceed those for the Bank primarily because the trust preferred securities offerings that the Company completed in the second quarter of 2003 and in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes, although they are accounted for as a liability in its consolidated financial statements.  The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital (although the Company did contribute to the Bank a portion of the cash proceeds from the sale of those securities).  The Company redeemed $8 million in trust preferred securities in August 2017. As a result, the Company has $10 million more in regulatory capital than the Bank at December 31, 2020 and 2019, respectively, which explains most of the difference in the capital ratios for the two entities.
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
    The Company is also subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) and the Anti-Money Laundering Act of 2020 (the “AMLA”). Among other things, the USA PATRIOT Act and AMLA require the Company and the Bank to adopt and implement specific policies and procedures designed to prevent and defeat money laundering. Management believes the Company is in compliance with the USA PATRIOT Act as in effect on December 31, 2020. The AMLA was passed on January 1, 2021 and regulatory agencies are in the process of finalizing rules and regulations required by the passage of the AMLA.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act into law. The CARES Act established several new temporary U.S. Small Business Administration (“SBA”) loan programs to assist U.S. small businesses through the COVID-19 pandemic. One of the new loan programs is the PPP, an expansion of the SBA’s 7(a) loan program and the Economic Injury Disaster Loan Program.

The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during this emergency. Eligible borrowers need to make a good faith certification that the uncertainty of current economic conditions make requesting assistance necessary to support ongoing operations. Pursuant to the provisions of Section 1106 of the CARES Act, borrowers may apply to the Bank for loan forgiveness of all or a portion of the loan, subject to certain eligibility requirements and conditions.

The Bank is an SBA lender and began accepting applications under the CARES Act via its online application process on April 3, 2020. As of December 31, 2020, the Bank had 2,498 PPP loans totaling $310.5 million outstanding.

A number of other federal and state consumer protection laws extensively govern the Bank’s relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, Telephone Consumer Protection Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state and territorial usury laws and laws regarding unfair and deceptive acts and practices. These and other laws subject the Bank to substantial regulatory oversight and, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, and restrict the Bank’s ability to raise interest rates.

Available Information
    The Company’s annual report on Form 10-K and quarterly reports on Form 10-Q, as well as its current reports on Form 8-K and proxy statement filings (and all amendments thereto), which are filed with the SEC, are accessible free of charge at our website at http://www.northrim.com as soon as reasonably practicable after filing with the SEC.  By making this reference to our website, the Company does not intend to incorporate into this report any information contained in the website. The website should not be considered part of this report.
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
Risk Factors Summary
An investment in the Company's common stock is subject to risks inherent to the Company's business. Such risks, including those set forth in the summary of material risks in this Part I. Item 1A. should be carefully considered before purchasing our securities.
COVID-19 Pandemic Risk Factors

•The COVID-19 pandemic has materially impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions that have been taken, and may in the future be imposed, by governmental authorities in response to the pandemic.

Operational, Strategic and Business Risk Factors

•Current economic conditions in the State of Alaska pose challenges for us and could adversely affect our financial condition and results of operations.
•Our concentration of operations in the Anchorage, Matanuska-Susitna Valley, Fairbanks and Southeast areas of Alaska makes us more sensitive to downturns in those areas.
•Our information systems or those of our third-party vendors may be subject to an interruption or breach in security, including as a result of cyber-attacks.
•A failure in or breach of the Company's operational systems, information systems, or infrastructure, or those of the Company's third-party vendors and other service providers, may result in financial losses, or loss of customers.
•Our business is highly reliant on third party vendors.
•We continually encounter technological change, and we may have fewer resources than many of our competitors to continue to invest in technological improvements.
•Residential mortgage lending is a market sector that experiences significant volatility and is influenced by many factors beyond our control.
•If we do not comply with the agreements governing servicing of loans, if these agreements change materially, or if others allege non-compliance, our business and results of operations may be harmed.
•Certain hedging strategies that we use to manage interest rate risk may be ineffective to offset any adverse changes in the fair value of these assets due to changes in interest rates and market liquidity.
•Our loan loss allowance may not be adequate to cover future loan losses, which may adversely affect our earnings.
•We have a significant concentration in real estate lending. A downturn in real estate within our markets would have a negative impact on our results of operations.
•Real estate values may decrease leading to additional and greater than anticipated loan charge-offs and valuation writedowns on our other real estate owned (“OREO”) properties.
•We conduct substantially all of our operations through Northrim Bank, our banking subsidiary; our ability to pay dividends, repurchase our shares, or to repay our indebtedness depends upon liquid assets held by the holding company and the results of operations of our subsidiaries and their ability to pay dividends.

•There can be no assurance that the Company will continue to declare cash dividends or repurchase stock.
•We may be unable to attract and retain key employees and personnel.
•Liquidity risk could impair our ability to fund operations and jeopardize our financial conditions.
•A failure of a significant number of our borrowers, guarantors and related parties to perform in accordance with the terms of their loans would have an adverse impact on our results of operations.

Regulatory, Legislative and Legal Risk Factors

•We operate in a highly regulated environment and changes of or increases in banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us.
•We are subject to more stringent capital and liquidity requirements which may adversely affect our net income and future growth.
•Changes in the FRB’s monetary or fiscal policies could adversely affect our results of operations and financial condition.
•Changes in market interest rates could adversely impact the Company.
•Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, Anti-Money Laundering Act of 2020, Real Estate Settlement Procedures Act, Truth-in-Lending Act or other laws and regulations could result in fines, sanctions or other adverse consequences.

Accounting, Tax and Financial Risk Factors

•Changes in income tax laws and interpretations, or in accounting standards, could materially affect our financial condition or results of operations.
•Uncertainty about the continuing availability of the London Inter-Bank Offered Rate ("LIBOR") may adversely affect our business.

General Economic and Market Risk Factors

•Natural disasters and adverse weather could negatively affect real estate property values and Bank operations.
•The soundness of other financial institutions could adversely affect us.
•The financial services business is intensely competitive and our success will depend on our ability to compete effectively.
•We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so could materially adversely affect our performance.
•Social, political, and economic instability, unrest, and other circumstances beyond our control could adversely affect our business operations.
•Climate change, severe weather, natural disasters, and other external events could significantly impact our business.

We attempt to mitigate the foregoing risks. However, if we are unable to effectively manage the impact of these and other risks, our financial condition, results of operations, our ability to make distributions to our shareholders, or the market price of our common stock could be materially impacted.

COVID-19 Pandemic Risks

The COVID-19 pandemic has materially impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions that have been taken, and may in the future be imposed, by governmental authorities in response to the pandemic.

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United

States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. The national unemployment rate peaked in April 2020 at 14.8%, before declining to a still-elevated level at 6.7% in December 2020, according to the National Bureau of Economic Research. In addition, stock markets have experienced significant volatility in value and, in particular, bank stocks have declined in value. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have resulted in material decreases in oil and gas prices, disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. In addition, the timing, availability and efficacy of the COVID-19 vaccines remains uncertain. These developments as a consequence of the COVID-19 pandemic are materially impacting our business and the businesses of our customers and are expected to have a material adverse effect on our financial results for 2021. If these effects continue for a prolonged period or result in sustained economic stress or recession, such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, loan funding, operations, interest rate risk, and human capital, as described in more detail below.

• Credit Risk

Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrower’s business. Concern about the spread of COVID-19 has caused and is likely to continue to cause volatility in oil and gas prices, business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. In addition, the responses of the government that have been, and may in the future be imposed in response to the pandemic, including stimulus programs could adversely impact lending demand. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During the current challenging economic environment, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the PPP program under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at lower interest rates as compared to the loans to customers that we would have otherwise extended credit.

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

• Operational Risk

Current and future restrictions on our customers' and employees’ access to our branches and other facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the connectivity, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, and scammers attempting to capitalize on the pandemic have amplified cyber threats including increased phishing, malware, and other cybersecurity attacks. Future consequences from the pandemic could impair our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers. Moreover, we rely on many third parties in our business operations, including appraisers of the real property collateral, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, mortgage and UCC filings in those counties. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

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

• Interest Rate Risk

Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In response to the COVID-19 outbreak, the Federal Reserve reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and on January 27, 2021, the Federal Reserve maintained the benchmark fed funds rate to the same target range. The yields on 10 and 30-year treasury notes have declined to historic lows. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future development, including the timing, availability and efficacy of the COVID-19 vaccines, will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future. In addition, the effects could have a material impact on our results of operations and heighten many of our known risks described in this Part I, Section 1A “Risk Factors”.

Operational, Strategic and Business Risks

    Current economic conditions in the State of Alaska pose challenges for us and could adversely affect our financial condition and results of operations.
    We are operating in an uncertain economic environment. The decrease in the price of oil which began in 2014 has led to a significant deficit in the budget for the State of Alaska, which was partially alleviated by legislative action in 2018 that now allows for the use of a portion of State's investment income from the Alaska Permanent Fund to help fund the state budget. However, we believe that this has solved only part of Alaska's structural finance problem. In the longer term, relatively low oil prices are expected to negatively impact the overall economy in Alaska on a larger scale as we estimate that one third of the Alaskan economy is related to oil. Financial institutions continue to be affected by changing conditions in the real estate and financial markets, along with an arduous regulatory climate. Dramatic declines in the United States housing market from 2008 through 2012, with falling home prices and increasing foreclosures and unemployment, resulted in significant writedowns of asset values by financial institutions. While conditions have improved nationally, a return to a recessionary economy could result in financial stress on our borrowers that would adversely affect our financial condition and results of operations. Deteriorating conditions in the regional economies of Anchorage, Matanuska-Susitna Valley, Fairbanks, and the Southeast areas of Alaska served by the Company could drive losses beyond that which is provided for in our allowance for loan losses. We may also face the following risks in connection with events:

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
    Substantially all of our business is derived from the Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast areas of Alaska.  The majority of our lending has been with Alaska businesses and individuals.   At December 31, 2020, approximately 21% of the Bank's loans are PPP loans which are 100% guaranteed by the SBA. Of the remaining loan portfolio, excluding PPP loans, approximately 73% of loans are secured by real estate and 2% are unsecured. Approximately 25% are for general commercial uses, including professional, retail, and small businesses, and are secured by non-real estate assets.  Repayment is expected from the borrowers’ cash flow or, secondarily, the collateral.   Our exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value.  These areas rely primarily upon the natural resources industries, particularly oil production, as well as tourism and government and U.S. military spending for their economic success.  In particular, the oil industry plays a significant role in the Alaskan economy. We estimate that one third of Alaska's gross state product is currently derived from the oil industry.
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
Our information systems or those of our third-party vendors may be subject to an interruption or breach in security, including as a result of cyber attacks.
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
    Our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, payment card numbers, bank account information or other personal information or to introduce viruses or other malware through “trojan horse” programs to our customers’ computers. These communications may appear to be legitimate messages sent by the Bank or other businesses, but direct recipients to fake websites operated by the sender of the e-mail or request that the recipient send a password or other confidential information via e-mail or download a program. Despite our efforts to mitigate these threats through product improvements, use of encryption and authentication technology to secure online transmission of confidential consumer information, and customer and employee education, such attempted frauds against us or our merchants and our third-party service providers remain a serious issue. The pervasiveness of cyber security incidents in general and the risks of cyber-crime are complex and continue to evolve. In addition, due to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. In light of several recent high-profile data breaches at other companies involving customer personal and financial information, we believe the potential impact of a cyber security incident involving the Company, any exposure to consumer losses and the cost of technology investments to improve security could cause customer and/or Bank losses, damage to our brand, and increase our costs.
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
    Approximately 73% of the Bank’s loan portfolio, excluding PPP loans, at December 31, 2020 consisted of loans secured by commercial and residential real estate located in Alaska. Additionally, all of the Company's loans held for sale are secured by residential real estate. A slowdown in the residential sales cycle in our major markets and a constriction in the availability of mortgage financing, such as what occurred during the financial crisis in the United States housing market from 2008 through 2012, would negatively impact residential real estate sales, which would result in customers’ inability to repay loans.  This would result in an increase in our non-performing assets if more borrowers fail to perform according to loan terms and if we take possession of real estate properties. Additionally, if real estate values decline, the value of real estate collateral securing our loans could be significantly reduced.  If any of these effects continue or become more pronounced, loan losses will increase more than we expect and our financial condition and results of operations would be adversely impacted.
    Further, approximately 36% of the Bank’s loan portfolio at December 31, 2020 consisted of commercial real estate loans.   While our investments in these types of loans have not been as adversely impacted as residential construction and land development loans, there can be no assurance that the credit quality in these portfolios will remain stable.  Commercial construction and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers.  Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to significantly greater risk of loss compared to an adverse development with respect to a consumer loan.  The credit quality of these loans may deteriorate more than expected which may result in losses that exceed the estimates that are currently included in our loan loss allowance, which could adversely affect our financial condition and results of operations.
    Real estate values may decrease leading to additional and greater than anticipated loan charge-offs and valuation writedowns on our other real estate owned (“OREO”) properties.
    Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property.  We foreclose on and take title to the real estate serving as collateral for defaulted loans as part of our business.  At December 31, 2020, the Bank held $7.3 million of OREO properties, most of which relate to a commercial real estate loan.   Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties.  Our ability to sell OREO properties is affected by public perception that banks are inclined to accept large discounts from market value in order to quickly liquidate properties.  Any decrease in market prices may lead to OREO writedowns, with a corresponding expense in our income statement.  We evaluate OREO property values periodically and writedown the carrying value of the properties if the results of our evaluations require it.  Further writedowns on OREO or an inability to sell OREO properties could have a material adverse effect on our results of operations and financial condition.
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

    Our net income depends primarily upon the Bank’s net interest income, which is the income that remains after deducting from total income generated by earning assets the expense attributable to the acquisition of the funds required to support earning assets (primarily interest paid on deposits and borrowings).  The amount of interest income is dependent on many factors including the volume of earning assets, the general level of interest rates, the dynamics of changes in interest rates and the levels of nonperforming loans.  All of those factors affect the Bank’s ability to pay dividends to the Company. On January 1, 2019, a requirement to have a capital conservation buffer went into full effect and could adversely affect the Bank's ability to pay dividends.
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
    During 2020, the Company repurchased 327,000 shares of common stock at an average price of $30.51 per share under its previously announced share repurchase program. On February 1, 2021, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 313,000 shares of common stock. The Company also paid cash dividends of $1.38 per diluted share in 2020. On February 25, 2021, the Board of Directors approved payment of a $0.37 per share dividend on the Company’s outstanding shares.
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
    We will be dependent for the foreseeable future on the services of Joseph M. Schierhorn, our Chairman of the Board, President, Chief Executive Officer, and Chief Operating Officer of the Company; Michael Martin, our Executive Vice President, General Counsel and Corporate Secretary; and Jed W. Ballard, our Executive Vice President and Chief Financial Officer.  While we maintain keyman life insurance on the lives of Messrs. Schierhorn, Martin, and Ballard in the amounts of $2.4 million, $2 million, and $2 million, respectively, we may not be able to timely replace Mr. Schierhorn, Mr. Martin, or Mr. Ballard with a person of comparable ability and experience should the need to do so arise, causing losses in excess of the insurance proceeds.  The unexpected loss of key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings.
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
    Liquidity is essential to our business. An inability to raise funds through deposits, borrowings and other sources could have a substantial negative effect on our liquidity and severely constrain our financial flexibility. Our primary source of funding is deposits gathered through our network of branch offices. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or the economy in general. Factors that could negatively impact our access to liquidity sources include:

•a decrease in the level of our business activity as a result of an economic downturn in the markets in which our loans are concentrated;
•adverse regulatory actions against us; or
•our inability to attract and retain deposits.
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
Regulatory, Legislative and Legal Risks
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
    In that regard, the Dodd-Frank Act was enacted in July 2010.  Among other provisions, the Dodd-Frank Act created the CFPB with broad powers to regulate consumer financial products such as credit cards and mortgages, created a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, has resulted in new capital requirements from federal banking agencies, placed new limits on electronic debit card interchange fees, and requires banking regulators, the SEC and national stock exchanges to adopt significant new corporate governance and executive compensation reforms.
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
    In July 2013, the FRB and the FDIC announced the new capital rules, which apply to both depository institutions and (subject to certain exceptions not applicable to the Company) their holding companies.  As described in further detail above in “Part I. Item 1 Business - Supervision and Regulation” these rules created increased capital requirements for United States depository institutions and their holding companies. These rules include risk-based and leverage capital ratio requirements, which became effective on January 1, 2015. These rules also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels do not meet certain thresholds. These revisions also became effective January 1, 2015.
    Our failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us which could restrict our future growth or operations.
Changes in the FRB’s monetary or fiscal policies could adversely affect our results of operations and financial condition.
    Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The FRB has, and is likely to continue to have, an important impact on the operating results of depository institutions through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The FRB affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. Since December 2015, the FRB has increased short-term interest rates nine times. However, the FRB reduced interest rates in 2019 and 2020 and announced its target to keep federal funds rate near zero percent in January 2021. While we expect the FRB to hold short-term interest rates stable in 2021, we cannot predict the nature or impact of future changes in monetary and fiscal policies.
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
     Interest rates may be affected by many factors beyond our control, including general and economic conditions and the monetary and fiscal policies of various governmental and regulatory authorities. Since December 2015, the FRB has increased short-term interest rates nine times. However, the FRB reduced interest rates in 2019 and 2020 and announced its target to keep the federal funds rate near zero percent in January 2021. While we expect the FRB to hold short-term interest rates stable in 2021, market volatility in interest rates can be difficult to predict, as unexpected interest rate changes may result in a sudden impact while anticipated changes in interest rates generally impact the mortgage rate market prior to the actual rate change.  Exposure to interest rate risk is managed by monitoring the repricing frequency of our rate-sensitive assets and rate-sensitive liabilities over any given period.  Although we believe the current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates could potentially have an adverse effect on our business, financial condition and results of operations.

    Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, Anti-Money Laundering Act of 2020, Real Estate Settlement Procedures Act, Truth-in-Lending Act or other laws and regulations could result in fines, sanctions or other adverse consequences.
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
Accounting, Tax and Financial Risks
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

General Economic and Market Risks

    Natural disasters and adverse weather could negatively affect real estate property values and Bank operations.
    Real estate and real estate property values play an important role for the Bank in several ways. The Bank owns or leases many real estate properties in connection with its operations, located in Anchorage, Juneau, Fairbanks, the Matanuska-Susitna Valley, Kodiak, Ketchikan, Sitka, and the Kenai Peninsula. Real estate is also utilized as collateral for many of our loans. A natural disaster could cause property values to fall, which could require the Bank to record an impairment on its financial statements. A natural disaster could also impact collateral values, which would increase our exposure to loan defaults. Our business operations could also suffer to the extent the Bank cannot utilize its branch network due to a natural disaster or other weather-related damage.

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
Social, political, and economic instability, unrest, and other circumstances beyond our control could adversely affect our business operations.

Our business may be adversely affected by social, political, and economic instability, unrest, or disruption in a geographic region in which we operate, regardless of cause, including legal, regulatory, and policy changes by a new presidential administration in the U.S., protests, demonstrations, strikes, riots, civil disturbance, disobedience, insurrection, or social and other political unrest.

Such events may result in restrictions, curfews, or other actions and give rise to significant changes in regional and global economic conditions and cycles, which may adversely affect our financial condition and operations. In 2020, there were protests in cities throughout the U.S. as well as globally, including in Hong Kong, in connection with civil rights, liberties, and social and governmental reform. Looting, vandalism, and fires have occurred in cities such as Seattle, Portland, Los Angeles, Washington, D.C., New York City, and Minneapolis that have led to the imposition of mandatory curfews and, in some locations, deployment of the U.S. National Guard. Government actions in an effort to protect people and property, including curfews and restrictions on business operations, may disrupt operations, harm perceptions of personal well-being, and increase the need for additional expenditures on security resources. In addition, action resulting from such social or political unrest may pose significant risks to our personnel, facilities, and operations. The effect and duration of demonstrations, protests, or other factors is uncertain, and we cannot ensure there will not be further political or social unrest in the future or that there will not be other events that could lead to social, political, and economic disruptions. If such events or disruptions persist for a prolonged period of time, our overall business and results of operations may be adversely affected.

In addition, a new U.S. President, Joseph R. Biden, was elected in November 2020. The aftermath of the November 2020 presidential election, including the January 6, 2021, violent disruption at the Capitol, has left the U.S. in what many consider to be an extremely heightened state of political and social tension, and it is unclear whether this tension will dissipate or intensify in coming months and what resulting impacts may occur to adversely affect our business operations or the safety of our employees, our customers, and the communities in which we operate.

Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on certain industries and corporate entities. The nature, timing, and economic and political effects of potential changes to the current legal and regulatory frameworks affecting the financial services industry remain highly uncertain.
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

ITEM 1B.            UNRESOLVED STAFF COMMENTS
    None.

ITEM 2.            PROPERTIES
    The following sets forth information about our Community Banking branch locations:

Locations	Type	Leased/Owned
Midtown Financial Center: Northrim Headquarters 3111 C Street, Anchorage, AK	Traditional	Land partially leased, partially owned, building owned
SouthSide Financial Center 8730 Old Seward Highway, Anchorage, AK	Traditional	Land leased, building owned
Lake Otis Community Branch 2270 East 37th Avenue, Anchorage, AK	Traditional	Land leased, building owned
Huffman Branch 1501 East Huffman Road, Anchorage, AK	In-store	Leased
Jewel Lake Branch 9170 Jewel Lake Road Suite 101, Anchorage, AK	Traditional	Leased
Seventh Avenue Branch 517 West Seventh Avenue, Suite 300, Anchorage, AK	Traditional	Leased
Eastside Community Branch 7905 Creekside Center Drive, Suite 100, Anchorage, AK	Traditional	Leased
West Anchorage Branch 2709 Spenard Road, Anchorage, AK	Traditional	Owned
Eagle River Branch 12812 Old Glenn Highway, Suite C03, Eagle River, AK	Traditional	Leased
Fairbanks Financial Center 360 Merhar Avenue, Fairbanks, AK	Traditional	Owned
Wasilla Financial Center 850 E. USA Circle, Suite A, Wasilla, AK	Traditional	Owned
Soldotna Financial Center 44384 Sterling Highway, Suite 101, Soldotna, AK	Traditional	Leased
Juneau Financial Center 2094 Jordan Avenue, Juneau, AK	Traditional	Leased
Juneau Downtown Branch 301 North Franklin Street, Juneau, AK	Traditional	Leased
Sitka Financial Center 315 Lincoln Street, Suite 206, Sitka, AK	Traditional	Leased
Ketchikan Financial Center 2491 Tongass Avenue, Ketchikan, AK	Traditional	Owned
Kodiak Loan Production Office 2011 Mill Bay Road, #101, Kodiak, AK	Loan Production	Leased

    The following sets forth information about our Home Mortgage Lending branch locations, operated by RML:

Locations	Leased/Owned
Main Office at Calais 100 Calais Drive, Anchorage, AK	Leased
ReMax/Dynamic Office 3350 Midtown Place, Suite 101, Anchorage, AK	Leased
Midtown Office 101 W. Benson Boulevard, #201, Anchorage, AK	Leased
Eagle River Office 12812 Old Glenn Highway, Suite C03, Eagle River, AK	Leased
Fairbanks Office 324 Old Steese Highway, Suite 7, Fairbanks, AK	Leased
Fairbanks Northrim Office 360 Merhar Avenue, Fairbanks, AK	Leased
Fairbanks Office 711 Gaffney Road, Suite 202, Fairbanks, AK	Leased
Juneau Office 8800 Glacier Highway, #232, Juneau, AK	Leased
Kodiak Office 2011 Mill Bay Road, #101, Kodiak, AK	Leased
Soldotna Office 44384 Sterling Highway, Suite 101, Soldotna, AK	Leased
Wasilla Remax Dynamic Branch 892 E USA Circle, Suite 105, Wasilla, AK	Leased
Wasilla Northrim Branch 850 E USA Circle, Suite B, Wasilla, AK	Leased

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

PART II
ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
    Our common stock trades on the NASDAQ Global Select Stock Market under the symbol, “NRIM.” At March 5, 2021, the number of shareholders of record of our common stock was 228. As many of our shares of common stock are held of record in "street name" by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
    The following are high and low closing prices as reported by NASDAQ. Prices do not include retail markups, markdowns or commissions.

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
2020
	High	$40.40	$28.75	$29.07	$34.67
	Low	$20.16	$19.63	$20.90	$25.48
2019
	High	$39.60	$36.71	$41.82	$39.79
	Low	$32.36	$33.22	$34.72	$36.46

    In 2020, we paid cash dividends of $0.34 per share in the first and second quarters and $0.35 per share in the third and fourth quarters.  In 2019, we paid cash dividends of $0.30 per share in the first and second quarters and $0.33 per share in the third and fourth quarters.  Cash dividends totaled $8.9 million, $8.5 million, and $7.1 million in 2020, 2019, and 2018, respectively.  On February 25, 2021, the Board of Directors approved payment of a $0.37 subject to restrictions on the payment of dividends pursuant to applicable federal and state banking regulations and Alaska corporate law.  The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.  Given the fact that the Bank believes it will remain “well-capitalized” and exceed the capital conservation buffer; the Company expects to receive dividends from the Bank in 2021.
Repurchase of Securities
    At December 31, 2020, there were no shares available under the stock repurchase program. The Company repurchased 327,000 shares in 2020 and 347,676 shares in 2019. On February 1, 2021, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 313,000 shares of common stock. The Company intends to continue to repurchase its stock from time to time depending upon market conditions, but we can make no assurances that we will continue this program.

Equity Compensation Plan Information
    The following table sets forth information regarding securities authorized for issuance under the Company’s equity plans as of December 31, 2020. Additional information regarding the Company’s equity plans is presented in Note 23 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders[1]	247,677	$22.12	236,700
Total	247,677	$22.12	236,700
[1]Consists of the Company's 2020 Stock Incentive Plan, which replaced the 2017 Stock Incentive Plan (the "2017 Plan")
[2] Includes 204,795 options awarded under the 2017 Plan and other previous stock option plans.

    We do not have any equity compensation plans that have not been approved by our shareholders.
Stock Performance Graph
    The graph shown below depicts the total return to shareholders during the period beginning after December 31, 2015, and ending December 31, 2020.  The definition of total return includes appreciation in market value of the stock, as well as the actual cash and stock dividends paid to shareholders.  The comparable indices utilized are the Russell 3000 Index, representing approximately 98% of the U.S. equity market, and the SNL Financial Bank Stock Index, comprised of publicly traded banks with assets of $1 billion to $5 billion, which are located in the United States.  The graph assumes that the value of the investment in the Company’s common stock and each of the two indices was $100 on December 31, 2015, and that all dividends were reinvested.

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Northrim BanCorp, Inc.	100.00	122.45	134.83	134.45	162.17	150.84
Russell 3000	100.00	112.74	136.56	129.40	169.54	204.95
SNL Bank $1B-$5B	100.00	143.87	153.37	134.37	163.35	138.81

ITEM 6.            SELECTED FINANCIAL DATA (1)

	Years Ended December 31,
	(In thousands, except per share data and shares outstanding amounts)
	2020	2019	2018	2017	2016	2015	Five Year Compound Growth Rate
	(Unaudited)
Net interest income	$70,665	$64,442	$61,208	$57,678	$56,357	$56,909	4%
Provision (benefit) for loan losses	2,432	(1,175)	(500)	3,200	2,298	1,754	NM
Other operating income	63,328	37,346	32,167	40,474	43,263	44,608	7%
Compensation expense, RML acquisition payments	—	468	—	130	4,775	4,094	NM
Other operating expense	89,114	76,370	69,800	71,023	71,505	68,551	5%
Income before provision for income taxes	$42,447	$26,125	$24,075	$23,799	$21,042	$27,118	9%
Provision for income taxes	9,559	5,434	4,071	10,321	6,052	8,784	2%
Net Income	32,888	20,691	20,004	13,478	14,990	18,334	12%
Less: Net income attributable to
noncontrolling interest	—	—	—	327	579	551	NM
Net income attributable to Northrim Bancorp, Inc.	$32,888	$20,691	$20,004	$13,151	$14,411	$17,783	13%

Year End Balance Sheet
Assets	$2,121,798	$1,643,996	$1,502,988	$1,518,596	$1,525,851	$1,498,691	7%
Portfolio loans	1,444,050	1,043,371	984,346	954,953	974,074	979,682	8%
Deposits	1,824,981	1,372,351	1,228,088	1,258,283	1,267,653	1,240,792	8%
Securities sold under repurchase agreements	—	—	34,278	27,746	27,607	31,420	(100)%
Borrowings	14,817	8,891	7,241	7,362	4,338	2,120	48%
Junior subordinated debentures	10,310	10,310	10,310	10,310	18,558	18,558	(11)%
Shareholders' equity	221,575	207,117	205,947	192,802	186,712	177,214	5%
Common shares outstanding	6,251,004	6,558,809	6,883,216	6,871,963	6,897,890	6,877,140	(2)%

Average Balance Sheet
Assets	$1,936,047	$1,555,707	$1,493,385	$1,511,052	$1,506,522	$1,480,913	6%
Earning assets	1,758,839	1,386,557	1,346,449	1,367,203	1,361,913	1,334,102	6%
Portfolio loans	1,339,908	1,010,098	971,548	981,001	976,613	968,752	7%
Deposits	1,638,216	1,276,407	1,227,272	1,248,333	1,250,243	1,219,445	6%
Securities sold under repurchase agreements	—	15,167	29,940	29,690	27,322	24,447	(100)%
Borrowings	25,608	8,071	7,309	5,767	4,215	14,552	12%
Junior subordinated debentures	10,310	10,310	10,310	15,066	18,558	18,558	(11)%
Shareholders' equity	211,721	208,602	201,022	193,129	181,628	169,802	5%
Basic common shares outstanding	6,354,687	6,708,622	6,877,573	6,889,621	6,883,663	6,859,209	(2)%
Diluted common shares outstanding	6,431,367	6,808,209	6,981,557	6,977,910	6,974,864	6,948,474	(2)%

Per Common Share Data
Basic earnings	$5.18	$3.08	$2.91	$1.91	$2.09	$2.59	15%
Diluted earnings	$5.11	$3.04	$2.86	$1.88	$2.06	$2.56	15%
Book value per share	$35.45	$31.58	$29.92	$28.06	$27.07	$25.77	7%
Tangible book value per share(2)	$32.88	$29.12	$27.57	$25.70	$24.70	$22.31	8%
Cash dividends per share	$1.38	$1.26	$1.02	$0.86	$0.78	$0.74	13%

	Years Ended December 31,
	2020	2019	2018	2017	2016	2015	Five Year Compound Growth Rate
	(Unaudited)
Performance Ratios
Return on average assets	1.70%	1.33%	1.34%	0.87%	0.96%	1.20%	7%
Return on average equity	15.53%	9.92%	9.95%	6.81%	7.93%	10.47%	8%
Equity/assets	10.44%	12.60%	13.70%	12.70%	12.24%	11.82%	(2)%
Tangible common equity/tangible assets(3)	9.76%	11.73%	12.76%	11.75%	11.29%	10.40%	(1)%
Net interest margin	4.02%	4.65%	4.55%	4.22%	4.14%	4.27%	(1)%
Net interest margin (tax equivalent)(4)	4.05%	4.70%	4.60%	4.28%	4.20%	4.32%	(1)%
Non-interest income/total revenue	47.26%	36.69%	34.45%	41.24%	43.43%	43.94%	1%
Efficiency ratio (5)	66.47%	75.43%	74.68%	72.39%	76.44%	71.31%	(1)%
Dividend payout ratio	26.66%	40.79%	35.08%	45.44%	37.59%	28.81%	(2)%

Asset Quality
Nonperforming loans, net of government guarantees	$10,048	$13,951	$14,694	$21,411	$12,936	$2,125	36%
Nonperforming assets, net of government guarantees	16,289	19,946	22,619	28,729	19,315	5,178	26%
Nonperforming loans, net of government guarantees/portfolio loans	0.70%	1.34%	1.49%	2.24%	1.33%	0.22%	26%
Net charge-offs (recoveries)/average loans	0.03%	(0.07)%	0.15%	0.15%	0.08%	0.03%	NM
Allowance for loan losses/portfolio loans	1.46%	1.83%	1.98%	2.25%	2.02%	1.85%	(5)%
Nonperforming assets, net of government guarantees/assets	0.77%	1.21%	1.50%	1.89%	1.27%	0.35%	17%

Other Data
Effective tax rate (6)	23%	21%	17%	43%	29%	32%	(6)%
Number of banking offices(7)	17	16	16	14	14	14	4%
Number of employees (FTE) (8)	438	431	430	429	451	441	—%
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

4Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 28.43% in 2018 through 2020 and 41.11% in all other years presented.  Management believes that tax-equivalent net interest margin is a useful financial measure because it enables investors to evaluate net interest margin excluding tax expense in order to monitor our effectiveness in growing higher interest yielding assets and managing our costs of interest bearing liabilities over time on a fully tax equivalent basis.  See reconciliation to net interest margin, the comparable GAAP measurement below.
5In managing our business, we review the efficiency ratio exclusive of intangible asset amortization, which is a non-GAAP performance measurement.  Management believes that this is a useful financial measurement because we believe this presentation provides investors with a more accurate picture of our operating efficiency.  The efficiency ratio is calculated by dividing other operating expense, exclusive of intangible asset amortization, by the sum of net interest income and other operating income.  Other companies may define or calculate this data differently.  For additional information see the "Other Operating Expense" section in Part II. Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.  See reconciliation to comparable GAAP measurement below.
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
7Number of banking offices does not include RML locations. 2020 number of banking offices includes 16 full service branches and 1 loan production office. 2018 number of banking offices includes 15 full service branches and 1 loan production office.
8FTE includes 312, 311, 320, 314, 321, and 317 Community Banking employees in 2020, 2019, 2018, 2017, 2016 and 2015, respectively. FTE includes 126, 120, 110, 115, 130, and 124 Home Mortgage Lending employees in 2020, 2019, 2018, 2017, 2016 and 2015, respectively.
Reconciliation of Selected Non-GAAP Financial Data to GAAP Financial Measures
    These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with "Part II. Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.
Reconciliation of total shareholders' equity to tangible common shareholders’ equity (Non-GAAP) and total assets to tangible assets:

(In Thousands)	2020	2019	2018	2017	2016	2015
Total shareholders' equity	$221,575	$207,117	$205,947	$192,802	$186,712	$177,214
Total assets	2,121,798	1,643,996	1,502,988	1,518,596	1,525,851	1,498,691
Total shareholders' equity to total assets ratio	10.44%	12.60%	13.70%	12.70%	12.24%	11.82%

(In Thousands)	2020	2019	2018	2017	2016	2015
Total shareholders' equity	$221,575	$207,117	$205,947	$192,802	$186,712	$177,214
Less: goodwill and other intangible assets, net	16,046	16,094	16,154	16,224	16,324	23,776
Tangible common shareholders' equity	$205,529	$191,023	$189,793	$176,578	$170,388	$153,438
Total assets	$2,121,798	$1,643,996	$1,502,988	$1,518,596	$1,525,851	$1,498,691
Less: goodwill and other intangible assets, net	16,046	16,094	16,154	16,224	16,324	23,776
Tangible assets	$2,105,752	$1,627,902	$1,486,834	$1,502,372	$1,509,527	$1,474,915
Tangible common equity to tangible assets ratio	9.76%	11.73%	12.76%	11.75%	11.29%	10.40%
Reconciliation of tangible book value per share (Non-GAAP) to book value per share

(In thousands, except per share data)	2020	2019	2018	2017	2016	2015
Total shareholders' equity	$221,575	$207,117	$205,947	$192,802	$186,712	$177,214
Divided by common shares outstanding	6,251,004	6,558,809	6,883,216	6,871,963	6,897,890	6,877,140
Book value per share	$35.45	$31.58	$29.92	$28.06	$27.07	$25.77

(In thousands, except per share data)	2020	2019	2018	2017	2016	2015
Total shareholders' equity	$221,575	$207,117	$205,947	$192,802	$186,712	$164,441
Less: goodwill and intangible assets, net	16,046	16,094	16,154	16,224	16,324	23,776
	$205,529	$191,023	$189,793	$176,578	$170,388	$140,665
Divided by common shares outstanding	6,251,004	6,558,809	6,883,216	6,871,963	6,897,890	6,877,140
Tangible book value per share	$32.88	$29.12	$27.57	$25.70	$24.70	$20.45

Reconciliation of tax-equivalent net interest margin (Non-GAAP) to net interest margin

(In Thousands)	2020	2019	2018	2017	2016	2015
Net interest income(9)	$70,665	$64,442	$61,208	$57,678	$56,357	$56,909
Divided by average interest-bearing assets	1,758,839	1,386,557	1,346,449	1,367,203	1,361,913	1,334,102
Net interest margin	4.02%	4.65%	4.55%	4.22%	4.14%	4.27%

(In Thousands)	2020	2019	2018	2017	2016	2015
Net interest income(9)	$70,665	$64,442	$61,208	$57,678	$56,357	$56,909
Plus: reduction in tax expense related to
tax-exempt interest income	613	722	726	872	808	722
	$71,278	$65,164	$61,934	$58,550	$57,165	$57,631
Divided by average interest-bearing assets	1,758,839	1,386,557	1,346,449	1,367,203	1,361,913	1,334,102
Tax-equivalent net interest margin	4.05%	4.70%	4.60%	4.28%	4.20%	4.32%

Calculation of efficiency ratio

(In Thousands)	2020	2019	2018	2017	2016	2015
Net interest income(9)	$70,665	$64,442	$61,208	$57,678	$56,357	$56,909
Other operating income	63,328	37,346	32,167	40,474	43,263	44,608
Total revenue	133,993	101,788	93,375	98,152	99,620	101,517
Other operating expense	89,114	76,838	69,800	71,153	76,280	72,645
Less intangible asset amortization	48	60	70	100	135	258
Adjusted other operating expense	$89,066	$76,778	$69,730	$71,053	$76,145	$72,387
Efficiency ratio	66.47%	75.43%	74.68%	72.39%	76.44%	71.31%

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

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2020, 2019 and 2018 included in Part II. Item 8 of this report. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for fiscal year ended December 31, 2019.
    This annual report contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated in forward-looking statements.  See “Cautionary Note Regarding Forward-Looking Statements.”
Executive Overview
    Net income attributable to the Company increased 59% to $32.9 million or $5.11 per diluted share for the year ended December 31, 2020, from $20.7 million, or $3.04 per diluted share, for the year ended December 31, 2019. Significant items contributing to the increase in 2020 compared to 2019 were:

•an increase in mortgage banking income due to increased mortgage production and refinance activity; and
•an increase in net interest income resulting from higher average net interest-earning asset balances.

Highlights for the year ended December 31, 2020 are as follows:
•Total revenues, which include net interest income plus other operating income, increased 32% to $134.0 million in 2020 from $101.8 million in 2019. This increase mainly reflects increases in net interest income and mortgage banking income. These increases were partially offset by a decreases in purchased receivable income and unrealized gains on marketable equity securities.
•The net interest margin decreased to 4.02% in 2020 from 4.65% in 2019 mostly due to a decrease in average yields on interest earning assets to 4.36% in 2020 compared to 5.05% in 2019 as a result of lower interest rates. Additionally, the mix of earning assets, specifically the addition of lower yielding PPP loans, also contributed to the decrease in the net interest margin in 2020 as compared to the prior year.
•The provision for loan losses increased in 2020 to a provision of $2.4 million from a benefit of $1.2 million in 2019 primarily due to management's assessment of risks associated with the COVID-19 pandemic, which were only partially offset by improvement in the overall credit quality of the loan portfolio. Our nonperforming loans, net of government guarantees, decreased to $10.0 million at the end of 2020 compared to $14.0 million at the end of 2019, while total adversely classified loans, net of government guarantees at December 31, 2020 decreased to $12.8 million from $22.3 million at December 31, 2019. The allowance for loan losses (“Allowance”) totaled 1.46% of total portfolio loans at December 31, 2020, compared to 1.83% at December 31, 2019.  The Allowance compared to nonperforming loans, net of government guarantees, was 210% at December 31, 2020 compared to 137% at the end of 2019.
•Return on average assets was 1.70% in 2020 compared to 1.33% in 2019.
•The Company continued to maintain strong capital ratios with Tier 1 Capital to Risk Adjusted Assets of 14.20% at December 31, 2020 as compared to 14.38% at December 31, 2019.
•The aggregate cash dividends paid by the Company in 2020 rose 4% to $8.8 million from $8.5 million paid in 2019.
•The Company repurchased 327,000 shares of its common stock in 2020 at an average price of $30.51 per share.

COVID-19 Issues:
•Industry Exposure: Northrim has identified various industries that may be adversely impacted by the COVID-19 pandemic and the decline in oil prices that occurred in 2020. Though the industries affected may change through the progression of the pandemic, the following sectors for which the Company has exposure, as a percent of the total loan portfolio as of December 31, 2020 are being impacted: Tourism (5%), Oil and Gas (4%), Aviation (non-tourism) (4%), Healthcare (7%), Accommodations (3%), Retail (1%) and Restaurants (2%). The Company's exposure as a percent of the total loan portfolio excluding PPP loans as of December 31, 2020 are: Tourism (7%), Oil and Gas (6%), Aviation (non-tourism) (5%), Healthcare (8%), Accommodations (3%), Retail (2%) and Restaurants (3%).

•Customer Accommodations: The Company has implemented several forms of assistance to help customers experiencing financial challenges as a result of COVID-19 in addition to our participation in PPP lending. The provisions of the CARES Act included an election to not apply the guidance on accounting for certain troubled debt restructurings related to COVID-19 and allow certain accommodations to borrowers. These accommodations include interest only and deferral options on loan payments, as well as the waiver of various fees related to loans, deposits and other services. The Company has elected to adopt these provisions of the CARES Act. The outstanding principal balance of loan modifications due to the economic impacts of COVID-19 for the periods below were as follows:

Loan Modifications due to COVID-19 as of December 31, 2020
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$43,379	$22,165	$65,544
Number of modifications	23	11	34

Loan Modifications due to COVID-19 as of September 30, 2020
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$46,056	$74,337	$120,393
Number of modifications	16	59	75

Loan Modifications due to COVID-19 as of June 30, 2020
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$64,298	$293,224	$357,522
Number of modifications	76	403	479
Consumer loans represent less than 1% of total loan modifications identified above. Of the $65.5 million and 34 loan modifications as of December 31, 2020, approximately $53.9 million and 31 loans have entered into a second modification.
•Loan Loss Reserve: The Company booked a loan loss provision of $2.4 million in 2020 compared to a benefit for loan loss provisions of $1.2 million in 2019.

•Credit Quality: Net adversely classified loans were $12.8 million at December 31, 2020, compared to $22.3 million at December 31, 2019.

•Branch Operations: All branches are fully operational, while a number of customer and employee safety measure continue to be implemented.

•Growth and Paycheck Protection Program:
•Northrim funded 2,888 PPP loans totaling $375.6 million to both existing and new customers in 2020.
•According to the SBA, the Company originated more PPP loans in the State of Alaska than any other financial institution, funding 23% of the number and 28% of the value of all Alaska PPP loans for the period ending September 30, 2020.
•As of December 31, 2020, Northrim customers had received forgiveness through the SBA on 537 PPP loans totaling $65.1 million.
•The Company initially utilized the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility (the "PPPLF") to fund PPP loans, but paid those funds back in full during the second quarter and has since funded the PPP loans through core deposits and maturity of long-term investments.

•Capital Management: At December 31, 2020, the capital of Northrim Bank (the "Bank") was well in excess of all regulatory requirements.

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
    The unallocated portion of the Allowance is based upon management’s evaluation of various factors that are not directly measured in the determination of the allocated portions of the Allowance.  Such factors include uncertainties in identifying triggering events that directly correlate to subsequent loss rates, uncertainties in economic conditions, risk factors that have not yet manifested themselves in loss allocation factors, and historical loss experience data that may not precisely correspond to the current portfolio.  In addition, the unallocated reserve may fluctuate based upon the direction of various risk indicators.  Examples of such factors include the risk as to current economic conditions, the level and trend of charge offs or recoveries, and the risk of heightened imprecision or inconsistency of appraisals used in estimating real estate values.  Although this allocation process may not accurately predict credit losses by loan type or in aggregate, the total allowance for credit losses is available to absorb losses that may arise from any loan type or category.  Due to the subjectivity involved in the determination of the unallocated portion of the Allowance, the relationship of the unallocated component to the total Allowance may fluctuate from period to period.
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
    Valuation of goodwill and other intangibles:  Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis as of December 31. Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstances indicate impairment potentially exists. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumptions may result in additional impairment of all, or some portion of, goodwill or other intangible assets. The Company performed its annual goodwill impairment testing at December 31, 2020 and 2019 in accordance with the policy described in Note 1 to the financial statements included with this report.  At December 31, 2020, the Company performed its annual impairment test by performing a quantitative assessment. The Company estimated the fair value of the Company using two valuation methodologies including a control premium approach and a discounted cash flow approach. We then compared the estimated fair value of each segment to the carrying value and concluded that no potential impairment existed at of December 31, 2020

    Valuation of OREO:  OREO represents properties acquired through foreclosure or its equivalent.  Prior to foreclosure, the carrying value is adjusted to the fair value, less cost to sell, of the real estate to be acquired by an adjustment to the allowance for loan loss.  The amount by which the fair value less cost to sell is greater than the carrying amount of the loan plus amounts previously charged off is recognized in earnings.  Any subsequent reduction in the carrying value is charged against earnings. Management's evaluation of fair value is based on appraisals or discounted cash flows of anticipated sales. The amounts ultimately recovered from the sale of OREO may differ from the carrying value of the assets because of market factors beyond the Company's control or due to changes in the Company's strategies for recovering the investment.
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

Impact of accounting pronouncements to be implemented in future periods
    In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13” or "CECL"). ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates, but will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. ASU 2016-13 is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2019, and must be applied prospectively. However, on October 16, 2019 the FASB voted to delay ASU 2016-13 for Smaller Reporting Companies. The Company has elected Small Reporting Company status, which changes the effective date for ASU 2016-13 for the Company to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2022. Early application was permitted for specified periods. The Company early adopted ASU 2016-13 on January 1, 2021 after finalizing data and model validation and our internal governance framework. The guidance was applied on a modified retrospective basis with the cumulative effect of initially applying the amendments recognized in retained earnings at January 1, 2021. However, certain provisions of the guidance are only required to be applied on a prospective basis.
Adoption of CECL as of January 1, 2021 resulted in an allowance for loan losses of $16.6 million, which is a $4.5 million decrease in the allowance under the incurred loss model as of December 31, 2020. This decrease will increase the Company's total shareholder's equity by $3.2 million. The reduction reflects a decrease for all loan segments given their short contractual maturities. The Company does not hold a material amount of residential mortgage loans with long or indeterminate maturities as of December 31, 2020. In most instances the Company believes that the ACL for residential mortgage loans with long or indeterminate maturities would lead to an increase in the ACL.
Adoption of CECL as of January 1, 2021 resulted in a reserve for unfunded commitments of $1.4 million, which is a $1.2 million increase in the reserve under the incurred loss model as of December 31, 2020. This increase will decrease the Company's total shareholder's equity by $880,000.
See the “Accounting pronouncements to be implemented in future periods” section in Note 1 of the Notes to Consolidated Financial Statements included in Part II. Item 8 of this report for further discussion of the Company's implementation of CECL.

RESULTS OF OPERATIONS
Income Statement
    Net Income
    Our results of operations are dependent to a large degree on our net interest income.  We also generate other income primarily through mortgage banking income, purchased receivables products, service charges and fees, and bankcard fees.  Our operating expenses consist in large part of salaries and other personnel costs, occupancy, data processing, marketing, and professional services expenses. Interest income and cost of funds, or interest expense, are affected significantly by general economic conditions, particularly changes in market interest rates, by government policies and the actions of regulatory authorities, and by competition in our markets.
    We earned net income of $32.9 million in 2020, compared to net income of $20.7 million in 2019.  During these periods, net income per diluted share was $5.11 and $3.04, respectively.  The increase in net income in 2020 compared to 2019 was primarily due to increases in other operating income, specifically mortgage banking income, as well as improved net interest income.

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
    Net interest income in 2020 was $70.7 million, compared to $64.4 million in 2019.  The increase in 2020 as compared to 2019 was the result of higher net average interest-earning asset balances which was only partially offset by a decrease in net interest income as a result of decreased interest rates. Additionally, the Company recognized $5.6 million in loan fee income from PPP loans in 2020. During 2020 and 2019, net interest margins were 4.02% and 4.65%, respectively. The decrease in net interest margin in 2020 as compared to 2019 is the result of decreases in the spread between the average yield on interest-earning assets and the average cost of interest-bearing liabilities which was impacted by a decrease in interest rates.
    The following table sets forth for the periods indicated information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities.  Average yields or costs, net interest income, and net interest margin are also presented:

Years ended December 31,	2020			2019			2018
	Average outstanding balance	Interest income / expense	Average Yield / Cost	Average outstanding balance	Interest income / expense	Average Yield / Cost	Average outstanding balance	Interest income / expense	Average Yield / Cost

(In Thousands)
Loans (1),(2)	$1,339,908	$67,876	5.07%	$1,010,098	$59,919	5.93%	$971,548	$55,526	5.72%
Loans held for sale	105,287	3,215	3.05%	56,344	2,231	3.96%	46,089	2,016	4.37%
Long-term Investments(3)	247,384	5,316	2.15%	273,711	7,011	2.56%	286,426	5,829	2.04%
Short-term investments(4)	66,260	309	0.47%	46,404	922	1.99%	42,386	806	1.90%
Total interest-earning assets	$1,758,839	$76,716	4.36%	$1,386,557	$70,083	5.05%	$1,346,449	$64,177	4.77%
Noninterest-earning assets	177,208			169,150			146,936
Total	$1,936,047			$1,555,707			$1,493,385
Interest-bearing deposits	$1,040,606	$5,279	0.51%	$850,202	$4,961	0.58%	$809,808	$2,307	0.28%
Borrowings	35,918	772	2.15%	33,730	680	1.37%	47,570	662	1.39%
Total interest-bearing liabilities	$1,076,524	$6,051	0.56%	$883,932	$5,641	0.64%	$857,378	$2,969	0.35%
Noninterest-bearing demand deposits	597,610			426,205			417,464
Other liabilities	50,192			36,968			17,521
Equity	211,721			208,602			201,022
Total	$1,936,047			$1,555,707			$1,493,385
Net interest income		$70,665			$64,442			$61,208
Net interest margin			4.02%			4.65%			4.55%
Average portfolio loans to average-earnings assets	76.18%			72.85%			72.16%
Average portfolio loans to average total deposits	81.79%			79.14%			79.16%
Average non-interest deposits to average total deposits	36.48%			33.39%			34.02%
Average interest-earning assets to average interest-bearing liabilities	163.38%			156.86%			157.04%
1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $8.9 million, $3.3 million and $3.0 million for 2020, 2019 and 2018, respectively.

2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loans were $13.8 million, $16.9 million, and $17.5 million in 2020, 2019 and 2018, respectively.

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

    The following table sets forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rate:

	2020 compared to 2019			2019 compared to 2018
	Increase (decrease) due to			Increase (decrease) due to
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans	$17,590	($9,633)	$7,957	$2,246	$2,147	$4,393
Loans held for sale	1,336	(352)	984	374	(159)	215
Long-term investments	(634)	(1,061)	(1,695)	(245)	1,427	1,182
Short term investments	779	(1,392)	(613)	79	37	116
Total interest income	$19,071	($12,438)	$6,633	$2,454	$3,452	$5,906
Interest Expense:
Interest-bearing deposits	$763	($445)	$318	$120	$2,534	$2,654
Borrowings	9	83	92	(29)	47	18
Total interest expense	$772	($362)	$410	$91	$2,581	$2,672

Provision for Loan Losses
    We recorded a provision for loan losses in 2020 of $2.4 million, compared to a benefit for loan losses of $1.2 million in 2019.  The loan loss provision increased in 2020 compared to 2019 primarily due to an increase in the loan portfolio, excluding loans that are guaranteed by the government, and management's assessment about increased risks in the loan portfolio association with the economic impacts of COVID-19. See the “Allowance for Loan Losses” section under “Financial Condition” and Note 6 of the Notes to Consolidated Financial Statements included in Part II. Item 8 of this report for further discussion of these decreases and changes in the Company’s Allowance.
Other Operating Income
    The following table details the major components of other operating income for the years ended December 31:

(In Thousands)	2020	$ Change	% Change	2019	$ Change	% Change	2018
Other Operating Income
Mortgage banking income	$52,635	$28,434	117%	$24,201	$3,357	16%	$20,844
Bankcard fees	2,837	(139)	(5)%	2,976	165	6%	2,811
Purchased receivable income	2,650	(621)	(19)%	3,271	16	—%	3,255
Service charges on deposit accounts	1,102	(455)	(29)%	1,557	49	3%	1,508
Interest rate swap income	949	(15)	(2)%	964	880	1,048%	84
Commercial servicing revenue	527	(97)	(16)%	624	(798)	(56)%	1,422
Rental income	278	(219)	(44)%	497	(195)	(28)%	692
Gain (loss) on sale of securities	98	75	326%	23	23	100%	—
Gain (loss) on marketable equity securities	61	(850)	(93)%	911	1,536	246%	(625)
Other income	2,191	(131)	(6)%	2,322	146	7%	2,176
Total other operating income	$63,328	$25,982	70%	$37,346	$5,179	16%	$32,167

    2020 Compared to 2019
    The most significant change in other operating income in 2020 was an increase in mortgage banking income which was only partially offset by decreases in gains on marketable equity securities, as well as decreases in purchased receivable income and service charges on deposit accounts. Mortgage banking income consists of gross income from the origination and sale of mortgages as well as mortgage loan servicing fees and is the largest component of other operating income at 83% of total other operating income in 2020. Mortgage banking income increased in 2020 compared to 2019 mainly due to an increase in mortgage loans originated and sold as this volume increased to $1.30 billion in 2020 from $684 million in 2019. The overall increase in mortgage originations in 2020 as compared to the prior year is primarily the result of the decrease in interest rates during the year that led to increased refinance activity. The Company recognized $61,000 in unrealized gains on marketable equity securities in 2020, an $850,000 decrease as compared to 2019, due to market volatility. Purchased receivable income and service charges on deposit accounts saw significant decreases as compared to 2019. Purchased receivable income decreased as customers reportedly used PPP loans to fund liquidity needs, resulting in decreased outstanding purchased receivable balances. Service charges on deposit accounts decreased due to customer accommodations made by the Company for customers impacted by COVID-19.
Other Operating Expense
    The following table details the major components of other operating expense for the years ended December 31:

(In Thousands)	2020	$ Change	% Change	2019	$ Change	% Change	2018
Other Operating Expense
Salaries and other personnel expense	$61,137	$9,820	19%	$51,317	$6,667	15%	$44,650
Data processing expense	7,668	540	8%	7,128	1,093	18%	6,035
Occupancy expense	6,624	17	—%	6,607	471	8%	6,136
Professional and outside services	3,157	626	25%	2,531	78	3%	2,453
Marketing expense	2,320	(53)	(2)%	2,373	55	2%	2,318
Insurance expense	1,228	671	120%	557	(305)	(35)%	862
Compensation expense - RML acquisition payments	—	(468)	(100)%	468	468	100%	—
Intangible asset amortization	48	(12)	(20)%	60	(10)	(14)%	70
OREO (income) expense, net rental income and gains on sale:
OREO operating expense	658	(35)	(5)%	693	(109)	(14)%	802
Rental income on OREO	(509)	(3)	(1)%	(506)	35	6%	(541)
Gains on sale of OREO	(391)	(11)	(3)%	(380)	(377)	NM	(3)
Subtotal	(242)	(49)	(25)%	(193)	(451)	(175)%	258
Other expenses	7,174	1,184	20%	5,990	(1,028)	(15)%	7,018
Total other operating expense	$89,114	$12,276	16%	$76,838	$7,038	10%	$69,800

    2020 Compared to 2019
    Other operating expense increased by $12.3 million to $89.1 million in 2020 as compared to $76.8 million in the prior year primarily due to increases in salaries and other personnel expense, as well as smaller increases in insurance expense, professional and outside services, and data processing expense. These increases were only partially offset by a decrease in compensation expense related to RML acquisition payments. The fourth quarter of 2019 marked the end of the five-year period following the acquisition of RML during which the Company was required to make additional payments to the former owners of RML when profitability hit certain targets. Per the terms of the purchase agreement, no further payments are required, and therefore no additional expense for RML acquisition payments will be recorded in the future. The $9.8 million increase in salaries and other personnel expense in 2020 as compared to 2019 is the result of the following items. Originator commission expenses increased $5.2 million, or approximately 82% in 2020 compared to 2019 due to increased mortgage production in the home mortgage lending segment. Additionally, overtime expense increased $1 million, or 309% in 2020 compared to 2019 due to increased mortgage production. Salaries increased $1.6 million, or 5%, in 2020 as compared to 2019 due to salary increases and an increase in full-time equivalent employees. Smaller increases also occurred in bonus payments and profit share expense due to the increased mortgage production in the Home Mortgage Lending segment and increased net income for the Community Banking segment. These increases were only partially offset by a $1.6 million increase in salary deferral related to loan production costs and a $696,000 decrease in group medical insurance expense due to lower medical claims associated with the Company's self-insured employee health benefit plan. Insurance expense increased $671,000 primarily as a result of increased FDIC insurance costs associated with asset growth. Professional and outside services increased $626,000 due to costs associated with increased mortgage production volume. Lastly, data processing expense increased $540,000 in 2020 as compared to 2019 due to costs for improved functionality for digital products and services and the addition of various software applications related to our lending activities.
    Income Taxes
    The provision for income taxes increased $4.1 million or 76%, to $9.6 million in 2020 as compared to 2019.  The increase in 2020 is primarily due to higher pretax income. The Company's effective tax rates were 23% and 21% in 2020 and 2019, respectively. The changes in the Company's effective tax rates for 2020 and 2019 are primarily due to lower tax-exempt income and fewer low income housing tax credits as a percentage of pre-tax income as compared to 2019.

FINANCIAL CONDITION
Investment Securities
    The composition of our investment securities portfolio, which includes securities available for sale and marketable equity securities, reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of interest income.  The investment securities portfolio also mitigates interest rate and credit risk inherent in the loan portfolio, while providing a vehicle for the investment of available funds, a source of liquidity (by pledging as collateral or through repurchase agreements), and collateral for certain public funds deposits. Investment securities designated as available for sale comprised 93% of the portfolio as of December 31, 2020 and are available to meet liquidity requirements.
    Our investment portfolio consists primarily of government sponsored entity securities, corporate securities, collateralized loan obligations, and municipal securities.  Investment securities at December 31, 2020 decreased $17.4 million, or 6%, to $266.7 million from $284.1 million at December 31, 2019.  The decrease at December 31, 2020 as compared to December 31, 2019 is primarily due to proceeds from sales, maturities, and security calls being used for loan fundings. The average maturity of the investment portfolio was approximately three years at December 31, 2020.
    Investment securities may be pledged as collateral to secure public deposits or borrowings.  At December 31, 2020 and 2019, $77.9 million and $30.6 million in securities were pledged for deposits and borrowings, respectively.  Pledged securities increased at December 31, 2020 as compared to December 31, 2019 primarily due to increased pledges to the FHLB to increase the Company's immediate borrowing capacity at December 31, 2020.

    The following tables set forth the composition of our investment portfolio at December 31 for the years indicated:

(In Thousands)	Amortized Cost	Fair Value
Securities Available for Sale:
2020:
U.S. Treasury and government sponsored entities	$173,318	$174,601
Municipal Securities	820	856
Corporate Bonds	29,951	30,492
Collateralized Loan Obligations	41,782	41,684
Total	$245,871	$247,633
2019:
U.S. Treasury and government sponsored entities	$210,756	$211,852
Municipal Securities	3,288	3,297
Corporate Bonds	34,764	35,066
Collateralized Loan Obligations	25,980	25,923
Total	$274,788	$276,138
2018:
U.S. Treasury and government sponsored entities	$209,908	$208,860
Municipal Securities	9,089	9,084
Corporate Bonds	40,139	39,780
Collateralized Loan Obligations	13,990	13,886
Total	$273,126	$271,610
Marketable Equity Securities:
2020:
Preferred Stock	$8,395	$9,052
Total	$8,395	$9,052
2019:
Preferred Stock	$7,349	$7,945
Total	$7,349	$7,945
2018:
Preferred Stock	$7,580	$7,265
Total	$7,580	$7,265
Securities Held to Maturity:
2020:
Corporate Bonds	$10,000	$10,000
Total	$10,000	$10,000
2019:
Corporate Bonds	$—	$—
Total	$—	$—
2018:
Corporate Bonds	$—	$—
Total	$—	$—

    The following table sets forth the market value, maturities, and weighted average pretax yields of our investment portfolio as of December 31, 2020:

	Maturity
	Within			Over
(In Thousands)	1 Year	1-5 Years	5-10 Years	10 Years	Total
Securities Available for Sale:
U.S. Treasury and government sponsored entities
Balance	$44,601	$130,000	$—	$—	$174,601
Weighted average yield	2.06%	0.82%	—%	—%	1.14%
Municipal securities
Balance	$—	$856	$—	$—	$856
Weighted average yield	—%	2.14%	—%	—%	2.14%
Corporate bonds
Balance	$2,257	$28,235	$—	$—	$30,492
Weighted average yield	1.23%	1.36%	—%	—%	1.35%
Collateralized loan obligations
Balance	$—	$—	$8,720	$32,964	$41,684
Weighted average yield	—%	—%	1.70%	1.60%	1.62%
Total
Balance	$46,858	$159,091	$8,720	$32,964	$247,633
Weighted average yield	2.02%	0.92%	1.70%	1.60%	1.25%
Security Held to Maturity
Corporate bonds
Balance	$—	$—	$10,000	$—	$10,000
Weighted average yield	—%	—%	5.00%	—%	5.00%
Marketable Equity Securities
Preferred Stock
Balance	$—	$—	$—	$9,052	$9,052
Weighted average yield	—%	—%	—%	5.08%	5.08%

    The Company’s investment in marketable equity securities does not have a maturity date but it has been included in the over 10 years column above. At December 31, 2020, we held no securities of any single issuer (other than government sponsored entities) that exceeded 10% of our shareholders’ equity.
Loans
    Our loan products include short and medium-term commercial loans, commercial credit lines, construction and real estate loans, and consumer loans. To a lesser extent, through our wholly-owned subsidiary RML, we also originate mortgage loans which we sell to the secondary market. We retain servicing rights on mortgage loans originated by RML and sold to the Alaska Housing Finance Corporation ("AHFC").  We emphasize providing financial services to small and medium-sized businesses and to individuals. From our inception, we have emphasized commercial, land development and home construction, and commercial real estate lending.  These types of lending have provided us with needed market opportunities and generally provide higher net interest margins compared to other types of lending such as consumer lending.  However, they also involve greater risks, including greater exposure to changes in local economic conditions. Additionally in 2020, we originated a significant amount of PPP loans and we expect to originate additional PPP loans in 2021.
    All of our loans and credit lines are subject to approval procedures and amount limitations.  These limitations apply to the borrower’s total outstanding indebtedness and commitments to us, including the indebtedness of any guarantor.  Generally, we are permitted to make loans to one borrower of up to 15% of the unimpaired capital and surplus of the Bank.  The loan-to-one-borrower limitation for the Bank was $29.9 million at December 31, 2020.  At December 31, 2020, the Company had three relationships whose total direct and indirect commitments exceeded $29.9 million; however, no individual direct relationship exceeded the loans-to-one borrower limitation.  See “Management’s Discussion and Analysis of Financial Condition and

Results of Operations – Provision for Loan Losses” for further discussion of the Company's concentration of loans to large borrowers.
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
    The following table sets forth the composition of our loan portfolio by loan segment:

	December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial	$780,058	54.0%	$412,690	39.5%	$342,420	34.8%	$313,514	32.8%	$277,802	28.5%
Real estate construction one-to-four family	38,467	2.7%	38,818	3.7%	37,111	3.8%	31,201	3.3%	26,061	2.7%
Real estate construction other	80,315	5.6%	61,808	5.9%	72,256	7.3%	80,093	8.4%	72,159	7.4%
Real estate term owner occupied	163,597	11.3%	138,891	13.3%	126,414	12.8%	132,042	13.8%	152,112	15.6%
Real estate term non-owner occupied	309,074	21.4%	312,960	30.0%	325,720	33.1%	319,313	33.4%	356,411	36.6%
Real estate term other	46,620	3.2%	42,506	4.1%	42,039	4.3%	40,411	4.2%	45,402	4.7%
Consumer secured by 1st deeds of trust	15,585	1.1%	16,198	1.6%	19,228	2.0%	22,616	2.4%	23,280	2.4%
Consumer other	22,069	1.5%	24,585	2.4%	23,645	2.4%	19,919	2.1%	25,281	2.6%
Subtotal	$1,455,785		$1,048,456		$988,833		$959,109		$978,508
Less: Unearned origination fee,
net of origination costs	(11,735)	(0.8)%	(5,085)	(0.5)%	(4,487)	(0.5)%	(4,156)	(0.4)%	(4,434)	(0.5)%
Total portfolio loans	$1,444,050		$1,043,371		$984,346		$954,953		$974,074

Commercial Loans:  Our commercial loan portfolio includes both secured and unsecured loans for working capital and expansion.  Short-term working capital loans generally are secured by accounts receivable, inventory, or equipment. We also make longer-term commercial loans secured by equipment and real estate.  We also make commercial loans that are guaranteed in large part by the SBA or the Bureau of Indian Affairs and to a lesser extent guaranteed by the United States Department of Agriculture, as well as commercial real estate loans that are purchased by the Alaska Industrial Development and Export Authority (“AIDEA”). Commercial loans increased to $780.1 million at December 31, 2020 from $412.7 million at December 31, 2019 and represented approximately 54% and 40% of our total loans outstanding as of December 31, 2020 and December 31, 2019, respectively. The increase in commercial loans at the end of 2020 is primarily due to $310.5 million in PPP loans. The Company originated $375.6 million PPP loans in 2020. As of December 31, 2020, $65.1 million in PPP loans had been forgiven by the SBA. Commercial loans reprice more frequently than other types of loans, such as real estate loans.  More frequent repricing means that interest cash flows from commercial loans are more sensitive to changes in interest rates.  In a rising interest rate environment, our philosophy is to emphasize the pricing of loans on a floating rate basis, which allows these loans to reprice more frequently and to contribute positively to our net interest margin.
Commercial Real Estate: We are an active lender in the commercial real estate market.  At December 31, 2020, commercial real estate loans increased to $519.3 million from $494.4 million at December 31, 2019, and represented approximately 36% and 47% of our loan portfolio as of December 31, 2020 and December 31, 2019, respectively.  These loans are typically secured by office buildings, apartment complexes or warehouses.  Loan amortization periods range from 10 to 25 years and generally have a maximum maturity of 10 years.
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
Construction Loans:   We provide construction lending for commercial real estate projects.  Such loans generally are made only when the Company has also committed to finance the completed project with a commercial real estate loan, or if there is a firm take-out commitment upon completion of the project by a third party lender.  Additionally, we provide land development and residential subdivision construction loans.  We also originate one-to-four-family residential and condominium construction loans to builders for construction of homes. The Company’s construction loans increased in 2020 to $118.8 million, up from $100.6 million in 2019, and represented approximately 8% and 10% of our loan portfolio in December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020, approximately $6.0 million or 5%, of the Company's construction loans were for low income housing tax credit projects as compared to $24.0 million or 24% as of December 31, 2019.
Consumer Loans: We provide personal loans for automobiles, recreational vehicles, boats, and other larger consumer purchases.  We provide both secured and unsecured consumer credit lines to accommodate the needs of our individual customers, with home equity lines of credit serving as the major product in this area.
Loans Directly Exposed to the Oil and Gas Industry: The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oil producers or drilling and exploration companies, and companies who provide oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $65.1 million, or approximately 4% of loans as of December 31, 2020 have direct exposure to the oil and gas industry as compared to $79.2 million, or approximately 8% of loans as of December 31, 2019. The Company's exposure as a percent of the total loan portfolio excluding PPP loans as of December 31, 2020 was 6%. The Company has no loans to oil producers or drilling and exploration companies as of the end of 2020 or 2019, but the $65.1 million outstanding as of December 31, 2020 noted above does include $3.0 million related to the construction of an oil drilling rig. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $63.5 million and $31.1 million at December 31, 2020 and 2019, respectively. The portion of the Company's allowance for loan losses that related to the loans with direct exposure to the oil and gas industry was estimated at $1.2 million and $1.6 million as of December 31, 2020 and 2019, respectively.
    The following table details loan balances by loan segment asset quality rating ("AQR") and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
December 31, 2020
AQR Pass	$46,943	$—	$—	$4,023	$—	$—	$—	$—	$50,966
AQR Special Mention	4,597	—	—	1,541	6,606	—	—	—	12,744
AQR Substandard	1,412	—	—	—	—	—	—	—	1,412
Total loans	$52,952	$—	$—	$5,564	$6,606	$—	$—	$—	$65,122
December 31, 2019
AQR Pass	$62,345	$—	$—	$4,153	$—	$—	$—	$361	$66,859
AQR Special Mention	450	—	—	1,900	6,916	—	—	—	9,266
AQR Substandard	3,070	—	—	—	—	—	—	—	3,070
Total loans	$65,865	$—	$—	$6,053	$6,916	$—	$—	$361	$79,195

Supplemental information about significant COVID-19 exposure on directly impacted industries: In addition, at December 31, 2020, the Company had $78.9 million, or 5% of portfolio loans, in the tourism sector, $56.1 million, or 4% of portfolio loans, in the aviation (non-tourism) sector, $96.9 million, or 7% of total loans, in the healthcare sector, $17.4 million, or 1%, in retail loans and $31.0 million, or 2% in the restaurant sector, and $37.2 million, or 3% in the accommodations sector. At December 31, 2020, the Company had $78.9 million, or 7% of portfolio loans excluding PPP loans, in the tourism sector, $56.1 million, or 5% of portfolio loans excluding PPP loans, in the aviation (non-tourism) sector, $96.9 million, or 8% of total loans excluding PPP loans, in the healthcare sector, $17.4 million, or 2% of total loans excluding PPP loans, in retail loans and $31.0 million, or 3% of total loans excluding PPP loans in the restaurant sector, and $37.2 million, or 3% of total loans excluding PPP loans in the accommodations sector.The portion of the Company's Allowance that related to the loans with exposure to these industries is estimated at the following amounts as of December 31, 2020:

(In Thousands)	Tourism	Aviation (non-tourism)	Healthcare	Retail	Restaurant	Accommodations	Total
Allowance	$1,481	$1,049	$1,758	$309	$581	$695	$5,873

Maturities and Sensitivities of Loans to Change in Interest Rates: The following table presents the aggregate maturity data of our loan portfolio, excluding loans held for sale, at December 31, 2020:

	Maturity
(In Thousands)	Within 1 Year	1-5 Years	Over 5 Years	Total
Commercial	$133,528	$418,031	$228,499	$780,058
Real estate construction one-to-four family	36,673	1,794	—	38,467
Real estate construction other	40,665	5,439	34,211	80,315
Real estate term owner occupied	7,344	30,579	125,674	163,597
Real estate term non-owner occupied	10,073	78,453	220,548	309,074
Real estate term other	9,283	10,322	27,015	46,620
Consumer secured by 1st deeds of trust	208	834	14,543	15,585
Consumer other	1,196	4,330	16,543	22,069
Total	$238,970	$549,782	$667,033	$1,455,785
Fixed interest rate	$92,040	$391,531	$175,677	$659,248
Floating interest rate	146,930	158,251	491,356	796,537
Total	$238,970	$549,782	$667,033	$1,455,785

     At December 31, 2020, 59% of the portfolio was scheduled to mature or reprice in 2021 with 36% scheduled to mature or reprice between 2022 and 2025.
    As of December 31, 2020, approximately 44% of commercial loans are variable rate loans, of which 57% reprice within one year. Approximately 38% of variable rate commercial loans reprice to an index based upon the prime rate of interest, 30% reprice based the respective Federal Home Loan Bank of Boston (the "Boston FHLB") rate, and 29% reprice based on one-month LIBOR.  The Company also uses floors in its commercial loan pricing as loans are originated or renewed during the year.
    At December 31, 2020, the interest rates for approximately 85% of commercial real estate loans are variable, of which 41% reset within one year. Approximately 38% of commercial real estate variable rate loans reprice in greater than one year but within three years.  The indices for these loans include the prime rate of interest or the respective Treasury or FHLB-Boston rate.  The Company also uses floors in its commercial real estate loan pricing as loans are originated or renewed during the year.
Loans Held for Sale and Mortgage Servicing Rights ("MSRs"):  The Company originates residential mortgage loans and sells them in the secondary market through our wholly-owned subsidiary, RML. All residential mortgage loans originated and sold in 2020 and 2019 were newly originated loans that did not affect nonperforming loans. The Company also has a mortgage servicing portfolio which is comprised of 1-4 family loans serviced for Freddie Mac Home Loan Corporation ("FHLMC") and AHFC. The Company retains servicing rights on all mortgage loans originated by RML and sold to AHFC. Mortgages originated by RML and sold to AHFC represented approximately 16% and 23% of the mortgages originated by RML in 2020 and 2019, respectively. MSRs are adjusted to fair value quarterly with the change recorded in mortgage banking income. The value of MSRs at December 31, 2020 and 2019 were $11.2 million and $11.9 million, respectively. The value of MSRs is impacted by market rates for mortgage loans primarily due to how changes in interest rates affect prepayments of mortgage loans. To the extent loans are prepaid sooner than estimated at the time servicing assets are originally recorded, it is possible that certain residential MSR assets may decrease in value. Generally, the fair value of our residential MSRs is expected to increase as market rates for mortgage loans rise and decrease if market rates fall.

Credit Quality and Nonperforming Assets
    Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, repossessed assets and OREO.  The following table sets forth information regarding our nonperforming loans and total nonperforming assets:

(In Thousands)	2020	2019	2018	2017	2016
Nonperforming loans
Nonaccrual loans	$11,120	$15,356	$15,210	$21,626	$13,893
Loans 90 days past due and accruing	449	—	—	252	456
Government guarantees on nonperforming loans	(1,521)	(1,405)	(516)	(467)	(1,413)
Net nonperforming loans	$10,048	$13,951	$14,694	$21,411	$12,936
Other real estate owned	7,289	7,043	7,962	8,651	6,574
Repossessed assets	231	231	1,242	—	—
Other real estate owned guaranteed by government	(1,279)	(1,279)	(1,279)	(1,333)	(195)
Net nonperforming assets	$16,289	$19,946	$22,619	$28,729	$19,315

Nonperforming loans, net of government guarantees to portfolio loans	0.70%	1.34%	1.49%	2.24%	1.33%
Nonperforming assets, net of government guarantees to total assets	0.77%	1.21%	1.50%	1.89%	1.27%
Performing restructured loans, net of government guarantees	$832	$1,448	$3,413	$7,668	$6,131
Nonperforming loans plus performing restructured loans, net of government guarantees	$10,880	$15,399	$18,107	$29,079	$19,067
Nonperforming loans plus performing restructured loans, net of government guarantees to portfolio loans	0.75%	1.48%	1.84%	3.05%	1.96%
Nonperforming assets plus performing restructured loans, net of government guarantees to total assets	0.81%	1.30%	1.73%	2.40%	1.67%
Adversely classified loans, net of government guarantees	$12,768	$22,330	$27,217	$33,845	$35,634
Loans 30-89 days past due and accruing, net of government guarantees to portfolio loans	0.05%	0.15%	0.36%	0.22%	0.22%
Allowance for loan losses to portfolio loans	1.46%	1.83%	1.98%	2.25%	2.02%
Allowance for loan losses to nonperforming loans, net of government guarantees	210%	137%	133%	100%	152%

    The Company’s nonperforming loans, net of government guarantees decreased in 2020 to $10.0 million as compared to $14.0 million in 2019. This decrease was mostly due to a large nonaccrual loan payoff, as well as principal paydowns and charge-offs on nonaccrual loans in 2020. There was interest income of $924,000 and $301,000 recognized in net income for 2020 and 2019, respectively, related to interest collected on nonaccrual loans whose principal has been paid down to zero. The Company had four relationships that each represented more than 10% of nonaccrual loans as of December 31, 2020.
     The Company had $832,000 and $1.4 million in loans classified as troubled debt restructuring loans ("TDRs"), net of government guarantees that were performing as of December 31, 2020 and 2019, respectively.  Additionally, there were $4.5 million and $8.7 million in TDRs included in nonaccrual loans at December 31, 2020 and 2019 for total TDRs, net of government guarantees of $5.3 million and $10.1 million at December 31, 2020 and 2019, respectively.  The decrease in TDRs at December 31, 2020 as compared to 2019 was primarily due to payoffs and paydowns on loans classified as TDRs that were only partially offset by additions to TDRs in 2020.  See Note 5 of the Notes to Consolidated Financial Statements included in Part II. Item 8 of this report for further discussion of TDRs.

    At December 31, 2020, management had identified potential problem loans of $6.1 million as compared to potential problem loans of $9.0 million at December 31, 2019.  Potential problem loans are loans which are currently performing that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans.  The $2.9 million decrease in potential problem loans at December 31, 2020 from December 31, 2019 was primarily due to paydowns and additional government guarantees that were partially offset by the addition of new potential problem loans in 2020.
    The Company acquired other assets consisting of aircraft totaling $1.2 million in the fourth quarter of 2018 through foreclosure proceedings related to one lending relationship. These assets were sold in the third quarter of 2019. The Company acquired a vessel totaling $231,000 in the third quarter of 2019 through foreclosure proceedings related to one lending relationship that is still held as of the end of 2020.
    The following summarizes OREO activity for the periods indicated:

(In Thousands)	2020	2019	2018
Balance, beginning of the year	$7,043	$7,962	$8,651
Transfers from loans	652	—	686
Investment in other real estate owned	—	—	144
Proceeds from the sale of other real estate owned	(797)	(1,299)	(1,522)
Gain on sale of other real estate owned, net	391	380	3
Impairment on other real estate owned	—	—	—
Balance, end of year	7,289	7,043	7,962
Government guarantees	(1,279)	(1,279)	(1,279)
Balance, end of year, net of government guarantees	$6,010	$5,764	$6,683

    At December 31, 2020 and 2019 the Company held $6.0 million and $5.8 million, respectively, of OREO assets, net of government guarantees.  At December 31, 2020, OREO consists of $1.2 million in residential lots in various stages of development, a $5.6 million commercial building, and $490,000 of undeveloped land.  All OREO property is located in Alaska.  The Bank initiates foreclosure proceedings to recover and sell collateral pledged by a debtor to secure a loan based on various events of default and circumstances related to loans that are secured by either commercial or residential real property.  These events and circumstances include delinquencies, the Company’s relationship with the borrower, and the borrower’s ability to repay the loan via a source other than the collateral.  If the loan has not yet matured, the debtors may cure the events of default up to the time of sale to retain their interest in the collateral.  Failure to cure the defaults will result in the debtor losing ownership interest in the property, which is taken by the creditor, or high bidder at a foreclosure sale.
    During 2020, the Company transferred two loans to OREO totaling $652,000. During 2020, the Company received approximately $797,000 in proceeds from the sale of OREO.  The Company recognized $391,000 and $380,000 in gains and no losses on the sale of OREO properties in 2020 and 2019, respectively.  The Company had remaining accumulated deferred gains on the sale of OREO properties of $123,000 and $231,000 at December 31, 2020 and 2019, respectively.
    The Company did not make any loans to facilitate the sale of OREO in 2020 or 2019.  Our underwriting policies and procedures for loans to facilitate the sale of OREO are no different than our standard loan policies and procedures.
    The Company recognized impairments of zero in both 2020 and 2019 due to adjustments to the Company’s estimate of the fair value of certain properties based on changes in estimated costs to complete the projects, decrease in expected sales prices, and changes in the Anchorage and the Southeastern Alaska real estate markets.
Allowance for Loan Losses
    The Company maintains an Allowance to reflect management's assessment of probable, estimable losses inherent in the loan portfolio.  The Allowance is increased by provisions for loan losses and loan recoveries and decreased by loan charge-offs.  The size of the Allowance is determined through quarterly assessments of probable estimated losses in the loan portfolio.  Our methodology for making such assessments and determining the adequacy of the Allowance includes the following key elements:

•A specific allocation for impaired loans. Management determines the fair value of the majority of these loans based on the underlying collateral values. This analysis is based upon a specific analysis for each impaired loan, including external appraisals on loans secured by real property, management’s assessment of the current market, recent payment history, and an evaluation of other sources of repayment.  In-house evaluations of fair value are used in the impairment analysis in some situations.  Inputs to the in-house evaluation process include information about sales of comparable properties in the appropriate markets and changes in tax assessed values.  The Company obtains appraisals on real and personal property that secure its loans during the loan origination process in accordance with regulatory guidance and its loan policy. The Company obtains updated appraisals on loans secured by real or personal property based upon its assessment of changes in the current market or particular projects or properties, information from other current appraisals, and other sources of information.  Appraisals may be adjusted downward by the Company based on its evaluation of the facts and circumstances on a case by case basis.  External appraisals may be discounted when management believes that the absorption period used in the appraisal is unrealistic, when expected liquidation costs exceed those included in the appraisal, or when management’s evaluation of deteriorating market conditions warrants an adjustment.  Additionally, the Company may also adjust appraisals in the above circumstances between appraisal dates. The Company uses the information provided in these updated appraisals along with its evaluation of all other information available on a particular property as it assesses the collateral coverage on its performing and nonperforming loans and the impact that may have on the adequacy of its Allowance. The specific allowance for impaired loans, as well as the overall Allowance, may increase based on the Company’s assessment of updated appraisals. See Note 26 of the Notes to Consolidated Financial Statements included in Part II. Item 8 of this report for further discussion of the Company’s estimation of impaired loans measured at fair value.
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
The Company first disaggregates the loan portfolio into the following eight segments: commercial, real estate construction one-to-four family, real estate construction other, real estate term owner occupied, real estate term non-owner occupied, real estate term other, consumer secured by first deeds of trust, and other consumer loans.

After division of the loan portfolio into segments, the Company then further disaggregates each of the segments into classes. The Company has a total of five classes, which are based off of the Company's loan risk grading system known as the Asset Quality Rating (“AQR”) system. The risk ratings are discussed in Note 5 to the Consolidated Financial Statements included in Part II. Item 8 of this report. There are five loan classes: pass (pass AQR grades, which are grades 1 – 6), special mention, substandard, doubtful, and loss. There have been no changes to these loan classes in 2020.

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

•An unallocated reserve - The unallocated portion of the Allowance provides for other credit losses inherent in our loan portfolio that may not have been contemplated in the specific and general components of the Allowance, and it acknowledges the inherent imprecision of all loss prediction models.  The unallocated component is reviewed periodically based on trends in credit losses and overall economic conditions.   At December 31, 2020 and 2019, the unallocated allowance as a percentage of the total Allowance was 10% and 11%, respectively.
    The following table shows the allocation of the Allowance for the years indicated:

	2020		2019		2018		2017		2016
		% of Loans(1)		% of Loans(1)		% of Loans(1)		% of Loans(1)		% of Loans(1)
(In Thousands)	Amount		Amount		Amount		Amount		Amount
Commercial	$7,973	39%	$6,604	39%	$5,660	35%	$6,172	34%	$5,535	28%
Real estate construction one-to-four family	679	3%	643	4%	675	4%	629	3%	550	3%
Real estate construction other	1,179	6%	1,017	6%	1,275	7%	1,566	8%	1,465	7%
Real estate term owner occupied	2,625	11%	2,188	13%	2,027	13%	2,194	14%	2,358	16%
Real estate term non-owner occupied	5,133	21%	5,180	30%	5,799	33%	6,043	33%	6,853	37%
Real estate term other	779	3%	671	4%	716	4%	725	4%	819	5%
Consumer secured by 1st deeds of trust	261	1%	270	2%	306	2%	315	2%	313	2%
Consumer other	400	2%	436	2%	426	2%	307	2%	408	2%
Unallocated	2,107	—%	2,079	—%	2,635	—%	3,510	—%	1,396	—%
Total	$21,136	100%	$19,088	100%	$19,519	100%	$21,461	100%	$19,697	100%
1Represents percentage of this category of loans to total portfolio loans.

    The following table sets forth information regarding changes in our Allowance for the years indicated:

(In Thousands)	2020	2019	2018	2017	2016
Balance at beginning of year	$19,088	$19,519	$21,461	$19,697	$18,153
Charge-offs:
Commercial	(1,021)	(195)	(1,716)	(1,611)	(903)
Real estate construction one-to-four family	—	—	—	—	(535)
Real estate term owner occupied	(85)	—	—	—	—
Real estate term other	—	—	(28)	(5)	—
Consumer secured by 1st deeds of trust	—	(4)	(143)	(85)	(36)
Consumer other	(15)	(18)	(39)	(43)	(8)
Total charge-offs	(1,121)	(217)	(1,926)	(1,744)	(1,482)
Recoveries:
Commercial	710	908	442	293	699
Real estate term other	2	28	3	2	—
Consumer secured by 1st deeds of trust	—	—	12	2	—
Consumer other	25	25	27	11	29
Total recoveries	737	961	484	308	728
Net, (charge-offs) recoveries	(384)	744	(1,442)	(1,436)	(754)
Provision (benefit) for loan losses	2,432	(1,175)	(500)	3,200	2,298
Balance at end of year	$21,136	$19,088	$19,519	$21,461	$19,697
Ratio of net charge-offs (recoveries) to average loans
outstanding during the period	0.03%	(0.07)%	0.15%	0.15%	0.08%

    In accordance with GAAP, loans acquired in connection with our acquisition of Alaska Pacific on April 1, 2014 were recorded at their fair value at the acquisition date. Credit discounts were included in the determination of fair value; therefore, an allowance for loan losses was not recorded at the acquisition date. Purchased credit impaired loans were evaluated on a loan by loan basis and the valuation allowance for these loans was netted against the carrying value. Loans acquired from Alaska Pacific have been classified as impaired loans and evaluated for specific impairment using the same methodology as all other loans since April 1, 2014. A general allowance for loans acquired from Alaska Pacific was established if there was deterioration in credit quality of the acquired loans subsequent to acquisition from April 1, 2014 through December 31, 2017. As of December 31, 2020, 2019 and 2018, loans acquired from Alaska Pacific are included in the Company's general allowance using the same methodology as all other loans as described above due to the amount of time that has passed since the loans were purchased. There was no specific impairment on acquired loans at December 31, 2020 or 2019. The purchase discount related to acquired credit impaired loans was $328,000 and $345,000 as of December 31, 2020 and 2019, respectively.
    The provision for loan losses in 2020 as compared to 2019 increased $3.6 million to provision for loan losses of $$2.4 million compared to a benefit of $1.2 million in 2019. This increase is primarily due to management's assessment of risk associated with the economic impacts of the COVID-19 pandemic, the reduction in oil prices and a slowing Alaska economy, as well as growth in the unguaranteed portion of the loan portfolio. The Company determined that an Allowance of $21.1 million, or 1.46% of portfolio loans, is appropriate as of December 31, 2020 based on our analysis of the current credit quality of the portfolio and current economic conditions. The provision for loan losses in 2019 as compared to 2018 decreased $675,000 to a benefit of $1.2 million compared to a benefit of $500,000 in 2018. This decrease is primarily due to net recoveries on loans and a decrease in qualitative factors mostly due to strengthening in the Alaska economy in 2019. The provision for loan losses in 2018 as compared to 2017 decreased $3.7 million to a benefit of $500,000 compared to a provision of $3.2 million in 2017. This decrease is primarily due to a decrease in nonperforming loans and the portion of the Allowance specific to impaired loans. The provision for loan losses in 2017 as compared to 2016 increased $902,000 to $3.2 million compared to $2.3 million in 2016. This increase was primarily due to an increase in nonperforming loans and the portion of the Allowance specific to impaired loans.
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
    Purchased receivable balances decreased at December 31, 2020 to $13.9 million from $24.4 million at December 31, 2019, and year-to-date average purchased receivable balances were $14.5 million and $18.8 million in 2020 and 2019, respectively. Purchased receivable income was $2.7 million and $3.3 million in 2020 and 2019, respectively. Purchased receivable income in 2020 decreased from 2019 due to decreased average balances due to customers reportedly using PPP loans to fund liquidity needs instead of selling receivables.
    The following table sets forth information regarding changes in the purchased receivable reserve for the years indicated:

(In Thousands)	2020	2019	2018
Balance at beginning of year	$94	$190	$200
Charge-offs	—	—	—
Recoveries	—	—	—
Net recoveries (charge-offs)	—	—	—
Reserve for (recovery from) purchased receivables	(21)	(96)	(10)
Balance at end of year	$73	$94	$190
Ratio of net charge-offs (recoveries) to average purchased receivables during the period	—%	—%	—%
Deposits
    Deposits are our primary source of funds.  Total deposits increased 33% to $1.825 billion at December 31, 2020 from $1.372 billion at December 31, 2019. This increase is primarily due to funding PPP loans, but is also due to new client relationships as a result of the Company's significant PPP efforts during 2020. Our deposits generally are expected to fluctuate according to the level of our market share, economic conditions, and normal seasonal trends.

    The following table sets forth the average balances outstanding and average interest rates for each major category of our deposits, for the periods indicated:

	2020		2019		2018
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
(In Thousands)
Interest-bearing demand accounts	$387,416	0.16%	$272,895	0.17%	$243,000	0.07%
Money market accounts	219,025	0.32%	209,245	0.55%	225,014	0.31%
Savings accounts	257,292	0.28%	233,057	0.46%	241,807	0.31%
Certificates of deposit	176,873	1.83%	135,005	1.67%	99,987	0.70%
Total interest-bearing accounts	1,040,606	0.51%	850,202	0.58%	809,808	0.28%
Noninterest-bearing demand accounts	597,610		426,205		417,464
Total average deposits	$1,638,216		$1,276,407		$1,227,272

Certificates of Deposit: The only deposit category with stated maturity dates is certificates of deposit.  At December 31, 2020, we had $175.6 million in certificates of deposit, of which $129.0 million, or 73%, are scheduled to mature in 2021. The Company’s certificates of deposit increased to $175.6 million during 2020 as compared to $164.5 million at December 31, 2019.  The aggregate amount of certificates of deposit in amounts of $100,000 or more at December 31, 2020 and 2019, was $133.3 million and $118.9 million, respectively.  The following table sets forth the amount outstanding of certificates of deposits in amounts of $100,000 or more by time remaining until maturity and percentage of total deposits as of December 31, 2020:

	Time Certificates of Deposits
	of $100,000 or More
		Percent of Total Deposits

(In Thousands)	Amount
Amounts maturing in:
Three months or less	$26,748	20%
Over 3 through 6 months	20,893	16%
Over 6 through 12 months	52,528	39%
Over 12 months	33,113	25%
Total	$133,282	100%

    The Company offers the Certificate of Deposit Account Registry Service® (CDARS®) as a member of Promontory Interfinancial Network, LLCSM (Network). When a Network member places a deposit using CDARS, that certificate of deposit is divided into amounts under the standard FDIC insurance maximum ($250,000) and is allocated among member banks, making the large deposit eligible for FDIC insurance. The Company had $9.4 million CDARS certificates of deposits at December 31, 2020 and $1.2 million CDARS certificates of deposits at December 31, 2019.

Borrowings
FHLB: The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.  At December 31, 2020, our maximum borrowing line from the FHLB was $946.2 million, approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. The Company has outstanding advances of $14.8 million as of December 31, 2020 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. These advances have original terms of either 18 or 20 years with 30 year amortization periods and fixed interest rates ranging from 1.23% to 3.25%.

Federal Reserve Bank:  The Federal Reserve Bank of San Francisco (the "Federal Reserve Bank") is holding $79.5 million of loans as collateral to secure advances made through the discount window as of December 31, 2020.  There were no discount window advances outstanding at December 31, 2020 or 2019. The Company $2,000 in interest in 2020 and paid less than $1,000 in interest in 2019 on this agreement. The Company utilized the Federal Reserve Bank's PPPLF to fund SBA PPP loans during the second quarter of 2020, but has repaid those funds in full as of June 30, 2020. This advance had an interest rate of 0.35%.
Other Short-term Borrowings:   Securities sold under agreements to repurchase were zero as of December 31, 2020 and 2019, respectively.  The average balance outstanding of securities sold under agreements to repurchase during 2020 and 2019 was zero and $15.2 million, respectively, and the maximum outstanding at any month-end was zero and $36.6 million, respectively, during the same time periods.  The securities sold under agreements to repurchase were held by the FHLB under the Company’s control.
    The Company is subject to provisions under Alaska state law which generally limit the amount of outstanding debt to 35% of total assets or $736.0 million at December 31, 2020 and 15% of total assets or $244.7 million at December 31, 2019. As of April 7, 2020, the State of Alaska increased this limit to 35% of total assets.
Long-term Borrowings:    The Company had no long-term borrowings outstanding other than the FHLB advances noted above as of December 31, 2020 or 2019.

Contractual Obligations
    The following table references contractual obligations of the Company for the periods indicated. This table does not include interest payments:

	Payments Due by Period
	Within 1 Year	1-3 Years	3-5 Years	Over 5 Years
(In Thousands)					Total
December 31, 2020:
Certificates of deposit	$128,970	$44,237	$630	$1,794	$175,631
Long-term borrowings	312	833	872	12,800	14,817
Junior subordinated debentures	—	—	—	10,310	10,310
Operating lease obligations	2,619	4,140	3,527	4,875	15,161
Other long-term liabilities(1)	9,482	1,654	778	4,291	16,205
Capital commitments	71	—	—	—	71
Total	$141,454	$50,864	$5,807	$34,070	$232,195
December 31, 2019:
Certificates of deposit	$90,554	$70,734	$1,390	$1,794	$164,472
Long-term borrowings	187	444	471	7,789	8,891
Junior subordinated debentures	—	—	—	10,310	10,310
Operating lease obligations	2,665	4,718	3,592	6,453	17,428
Other long-term liabilities	2,937	9,484	1,341	4,001	17,763
Capital commitments	1,389	—	—	—	1,389
Total	$97,732	$85,380	$6,794	$30,347	$220,253

(1) Includes principal payments related to employee benefit plans. If a benefit payment schedule is established, payments are recorded in the corresponding dates listed in the table above. Unscheduled payments for all remaining benefits are recorded "Over 5 Years". Additional information about employee benefit plans is provided in Note 19 of the Notes to the Consolidated Financial Statements in Part II. Item 8 below.

    Short and long-term borrowings included in the table above are described in the "Borrowings" section above. Junior subordinated debentures include $10.3 million that was originated on December 16, 2005, matures on March 15, 2036, and bears interest at a rate of 90-day LIBOR plus 1.37%, adjusted quarterly. The Company entered into an interest rate swap in the third quarter of 2017 to hedge the variability in cash flows arising out of its junior subordinated debentures, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10 million of junior subordinated debentures held under Northrim Statutory Trust 2 ("NST2") at 3.72% through its maturity date. Operating lease obligations are more fully described in Note 12 of the Company’s Consolidated Financial Statements included in Item 8 of this report.  Other long-term liabilities consist of amounts that the Company owes for its investments in Delaware limited partnerships that develop low-income housing projects throughout the United States. Additional information about these partnerships is included at Note 8 of the Company’s Consolidated Financial Statements included in Part II. Item 8 of this report.  The Company purchased a $10.7 million interest in R4 Frontier Housing Partners L.P., Coronado Park Senior Village L.P. ("R4-Coronado") in March 2013.  The investment in R4-Coronado was 99% funded at the end of 2020 and is expected to be fully funded in 2029. The Company purchased an $8.5 million interest in R4 Frontier Housing Partners L.P., Mountain View Village V L.P. ("R4-MVV") in May 2014. The investment in R4-MVV was 98% funded at the end of 2020 and is expected to be fully funded in 2030. The Company purchased a $6.8 million interest in R4 Frontier Housing Partners L.P., PJ33 L.P. ("R4-PJ33") in June 2016. The investment in R4-PJ33 was 95% funded at the end of 2020 and is expected to be fully funded in 2032. The Company purchased a $7.3 million interest in R4 Frontier Housing Partners L.P., Parkscape L.P. ("R4-Coronado II") in June 2019. The investment in R4-Coronado II was 23% funded at the end of 2020 and is expected to be fully funded in 2035. The Company also purchased a $4.0 million interest in R4 Frontier Housing Partners L.P., Duke Apartments L.P. ("R4-Duke") in November 2019. The investment in R4-Duke was 9% funded at the end of 2020 and is expected to be fully funded in 2035.

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
    As of December 31, 2020, we had commitments to extend credit of $375.1 million, which were not reflected on our balance sheet, compared to $301.9 million as of December 31, 2019.  Commitments to extend credit are agreements to lend to customers.  These commitments have specified interest rates and generally have fixed expiration dates but may be terminated by the Company if certain conditions of the contract are violated.  Collateral held relating to these commitments varies, but generally includes real estate, inventory, accounts receivable, and equipment.  Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments.  Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

    As of December 31, 2020, we had commitments to originate loans held for sale of $150.3 million, which were not reflected in the balance sheet compared to $48.8 million as of December 31, 2019. Mortgage loans sold to investors may be sold with servicing rights released, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. In the past two years, the Company has had to repurchase one loan due to deficiencies in underwriting or loan documentation and has not realized significant losses related to this repurchase. Management currently believes that any liabilities that may result from such recourse provisions are not significant.

As of December 31, 2020, we had standby letters of credit of $2.3 million, which were not reflected on our balance sheet compared to $2.0 million as of December 31, 2019.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Credit risk arises in these transactions from the possibility that a customer may not be able to repay the Company upon default of performance.  Collateral held for standby letters of credit is based on an individual evaluation of each customer’s creditworthiness.

    Our total unfunded lending commitments at December 31, 2020, which includes commitments to extend credit, commitments to originate loans held for sale and standby letters of credit, were $527.7 million, compared to $352.7 million as of December 31, 2019.  We do not expect that all of these commitments are likely to be fully drawn upon at any one time.  The Company has established reserves of $187,000 and $152,000 at December 31, 2020 and 2019, respectively, for estimated losses related to these commitments that are recorded in other liabilities on the consolidated balance sheet.

    Additional information regarding Off-Balance Sheet Arrangements is included in Notes 20 and 21 of the Notes to the Company’s Consolidated Financial Statements included in Part II. Item 8 of this report.
Liquidity and Capital Resources
    Our shareholders’ equity at December 31, 2020, was $221.6 million, as compared to $207.1 million at December 31, 2019.  The Company earned net income of $32.9 million, issued 19,195 shares of common stock through the vesting of restricted stock units and repurchased 327,000 shares during 2020.  At December 31, 2020, the Company had approximately 6.3 million shares of its common stock outstanding.
    The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank.  Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company.  Given that the Bank currently meets and the Bank anticipates that it will continue to meet, all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards, including the conservation buffer that is now in full effect, the Company expects to continue to receive dividends from the Bank during 2021.
    The Bank manages its liquidity through its Asset and Liability Committee.  Our primary sources of funds are customer deposits and advances from the FHLB.  These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations.  The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers’ demands that we advance funds against unfunded lending commitments.  Our total unfunded commitments to fund loans, loans held for sale, and letters of credit at December 31, 2020, were $527.7 million.  We do not expect that all of these loans are likely to be fully drawn upon at any one time.  Additionally, as noted above, our total deposits at December 31, 2020, were $1.8 billion.
    As shown in the Consolidated Statements of Cash Flows, net cash used by operating activities was $36.5 million in 2020 and net cash used by operating activities was $821,000 in 2019.  The primary source of cash provided by operating activities for all periods presented was positive net income; however, in 2020 and 2019 the origination of loans held for sale exceeded proceeds from the sale of loans held for sale which is the primary reason that operating cash flow is negative in both years. Net cash used by investing activities was $382.8 million in 2020 primarily due to increases in loans, in particular PPP loans. Net cash used by investing activities was $71.9 million in 2019 primarily due to the fact that purchases of investment securities and net investments in loans and purchased receivables exceeded proceeds from sales and maturities of securities available for sale. Financing activities provided cash of $439.8 million in 2020 and $90.6 million in 2019. Financing activities provided cash in 2020 due to an increase in deposits largely due to funding PPP loans that was done via deposit into customer accounts. This increase was only partially offset by the repurchase of 327,000 shares of the Company's common stock for $10.0 million and the payment of dividends to shareholders. Financing activities provided cash in 2019 due to an increase in deposits that was only partially offset by a decrease in securities sold under repurchase agreements, repurchase of 347,676 shares of the Company's common stock for $12.6 million, and the payment of cash dividends to shareholders.
    The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB.  At December 31, 2020, our current assets were $423.8 million and our funds available for borrowing under our existing lines of credit were $1.01 billion. Additionally, the Company can obtain additional nonrecourse borrowings under the Federal Reserve Bank's newly created PPPLF as a source of additional liquidity in order to meet liquidity needs created by the origination of PPP loans without excessive usage of the Company's other existing liquidity sources. The Company had $216.0 million in PPP loans eligible to be pledged for the PPPLF program as of December 31, 2020. the Company has not obtained any other new borrowing lines or other new sources of liquidity other than the PPPLF program resulting from anticipated liquidity challenges from COVID-19. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient in the foreseeable future.
    During 2020, the Company's Board of Directors approved a quarterly cash dividend of $0.34 per common share for the first and second quarters and $0.35 per common share for the third and fourth quarters. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, liquidity, asset quality, and the overall payout ratio. We expect that dividend payments will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy. The payment of cash dividends is subject to regulatory limitations as described under the Supervision and Regulation section of Part I. Item 1 of this report. There is no assurance that future cash dividends on common shares will be declared or increased.

    On February 25, 2021, the Board of Directors approved payment of a $0.37 per share dividend on March 19, 2021, to shareholders of record on March 11, 2021.  This dividend is $0.02, or 6%, higher than the Company’s dividend of $0.35 that was paid in the fourth quarter of 2020.
    In September 2002, our Board of Directors approved a plan whereby we would periodically repurchase for cash up to approximately 5% of our shares of common stock in the open market.  We purchased an aggregate of 688,442 shares of our common stock under this program through December 31, 2009 at a total cost of $14.2 million at an average price of $20.65 per share, which left a balance of 227,242 shares available under the stock repurchase program. The Company did not repurchase any of its shares in 2010 through 2016.  In 2017, we purchased an aggregate of 58,341 shares at an average price of $27.56 per share. In 2018, we purchased an aggregate of 15,468 shares at an average price of $31.90 per share. In April 2019, the Company’s Board of Directors approved a plan whereby it would periodically repurchase for cash up to approximately 5% of its shares of common stock in the open market where 340,000 shares were available for repurchase. In 2019 we purchased an aggregate of 347,676 shares at an average price of $36.15 per share. On January 27, 2020, the Board authorized the repurchase of up to an additional 327,000 shares of common stock. In 2020, the Company repurchased 327,000 shares at an average price of $30.51. At December, 31, 2020, there were zero shares available under the stock repurchase program. On February 1, 2021, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 313,000 shares of common stock. We intend to continue to repurchase our stock from time-to-time depending upon market conditions, but we can make no assurances that we will continue this program or that we will authorize additional shares for repurchase. The table below shows this effect on diluted earnings per share.

Years Ending:	Diluted EPS as Reported	Diluted EPS without Stock Repurchase
2020	$5.11	$4.22
2019	$3.04	$2.59
2018	$2.86	$2.56
2017	$1.88	$1.69
2016	$2.06	$1.87

    On December 16, 2005, the Company’s subsidiary, NST2, issued trust preferred securities in the principal amount of $10 million.  These securities carry an interest rate of 90-day LIBOR plus 1.37% per annum that was initially set at 5.86% adjusted quarterly.  The securities have a maturity date of March 15, 2036, and are callable by the Company on or after March 15, 2011.  These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations.  The interest cost to the Company of these securities was $219,000 in 2020.  At December 31, 2020, the securities had an interest rate of 1.59%. The Company entered into an interest rate swap in the third quarter of 2017 to hedge the variability in cash flows arising out of its junior subordinated debentures, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10 million of junior subordinated debentures held under NST2 at 3.72% through its maturity date. Net of the impact of the interest rate swap, interest expense on these securities was $385,000 in 2020 and $389,000 in 2019.
    We are subject to minimum capital requirements.  Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies.  The requirements address both risk-based capital and leverage capital.  We believe as of December 31, 2020, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

    The table below illustrates the capital requirements in effect in 2020 for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements.  Management intends to maintain capital ratios for the Bank in 2021, exceeding the FDIC’s new requirements for the “well-capitalized” classification.  The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering that the Company completed in the fourth quarter of 2005 is included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our consolidated financial statements.  The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital.  As a result, the Company has $10 million more in regulatory capital than the Bank at December 31, 2020 and 2019, respectively, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

December 31, 2020
Total risk-based capital	8.00%	10.00%	15.46%	13.13%
Tier 1 risk-based capital	6.00%	8.00%	14.20%	11.88%
Common equity tier 1 capital	4.50%	6.50%	13.57%	11.89%
Leverage ratio	4.00%	5.00%	10.25%	8.55%

See Note 24 of the Consolidated Financial Statements included in Part II. Item 8 of this report for a detailed discussion of the capital ratios. The requirements for "well-capitalized" come from the Prompt Correction Action rules. See Part I. Item 1 Supervision and Regulation. These rules apply to the Bank but not to the Company. Under the rules of the Federal Reserve Bank, a bank holding company such as the Company is generally defined to be "well capitalized" if its Tier 1 risk-based capital ratio is 8.0% or more and its total risk-based capital ratio is 10.0% or more.

Effects of Inflation and Changing Prices:  The primary impact of inflation on our operations is increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.  Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates, which could affect the degree and timing of the repricing of our assets and liabilities.  In addition, inflation has an impact on our customers’ ability to repay their loans. See additional discussion below in Part II. Item 7A of this report regarding how various market risks affect the Company.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Market risk is defined as the sensitivity of income, expense, fair value measurements, and capital to changes in interest rates, foreign currency rates, commodity prices, and other relevant market rates or prices. The primary market risks that we are exposed to are interest rate and price risks, in addition to risk in the Alaska economy due to our community banking focus. Price risk is the risk to current or future earnings or capital arising from changes in the value of either assets or liabilities that are entered into as part of distributing or managing risk. Interest rate risk is the risk to current or future earnings or capital arising from changes in interest rates. Generally, there are four sources of interest rate risk as described below:
•Re-pricing Risk:  Generally, re-pricing risk is the risk of adverse consequences from a change in interest rates that arises because of differences in the timing of when those interest rate changes affect an institution’s assets and liabilities.
•Basis Risk:  Basis risk is the risk of adverse consequences resulting from unequal changes in the spread between two or more rates for different instruments with the same maturity.
•Yield Curve Risk: Also called yield curve twist risk, yield curve risk is the risk of adverse consequences resulting from unequal changes in the spread between two or more rates for different maturities for the same instrument.
•Option Risk:  In banking, option risks are known as borrower options to prepay loans and depositor options to make deposits, withdrawals, and early redemptions.  Option risk arises whenever bank products give customers the right, but not the obligation, to alter the quantity of the timing of cash flows.

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
    The Company uses derivatives in the Home Mortgage Lending segment, including commitments to originate residential mortgage loans at fixed prices, and it enters into forward delivery contracts to sell mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its residential mortgage loan commitments. The Company does not use derivatives outside of these activities in the Home Mortgage Lending segment to manage our interest rate risk exposures. However, the Company does enter into commercial loan interest rate swap agreements in its Community Banking segment in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Commercial loan interest rate swap agreements are offset with corresponding swap agreements with a third party swap dealer in order to offset the Company's exposure on the fixed component of the customer’s interest rate swap. Additional information regarding the Company’s customer interest rate swap program is presented in Note 21 of the Notes to Consolidated Financial Statements included in Part II. Item 8 of this report.
    The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets (which exclude nonaccrual loans) and interest-bearing liabilities at December 31, 2020. The amounts shown below could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Estimated maturity or repricing at December 31, 2020
(In Thousands)	Within 1 year	1-5 years	>5 years	Total
Interest -Earning Assets:
Interest bearing deposits in other banks	$92,661	$—	$—	$92,661
Portfolio investments and FHLB Stock	242,121	27,115	—	269,236
Portfolio loans	854,010	526,679	63,976	1,444,665
Loans held for sale	146,178	—	—	146,178
Total interest-earning assets	$1,334,970	$553,794	$63,976	$1,952,740
Percent of total interest-earning assets	68.36%	28.36%	3.28%	100.00%
Interest-Bearing Liabilities:
Interest-bearing demand accounts	$459,095	$—	$—	$459,095
Money market accounts	237,705	—	—	237,705
Savings accounts	308,725	—	—	308,725
Certificates of deposit	130,968	43,345	1,318	175,631
Securities sold under repurchase agreements	—	—	—	—
Borrowings	764	3,334	10,719	14,817
Junior subordinated debentures	—	—	10,310	10,310
Total interest-bearing liabilities	$1,137,257	$46,679	$22,347	$1,206,283
Percent of total interest-bearing liabilities	94.28%	3.87%	1.85%	100.00%
Interest sensitivity gap	$197,713	$507,115	$41,629	$746,457
Cumulative interest sensitivity gap	$197,713	$704,828	$746,457
Cumulative interest sensitivity gap as a percentage
of total interest-earning assets	10.1%	36.1%	38.2%

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
    While the analysis above sets forth the estimated maturity or repricing and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities, the following tables show the estimated impact on net interest income and net income at one and two year time horizons with instantaneous parallel rate shocks of up 400 basis points, up 300 basis points, up 200 basis points, up 100 basis points, and up 50 basis points. The Company did not perform analyses for rate shock scenarios where interest rates instantaneously drop as of December 31, 2020 because those scenarios do not produce meaningful results in the current low interest rate environment. Due to the various assumptions used for this modeling and potential balance sheet strategies management may implement to mitigate interest rate risk, no assurance can be given that projections will reflect actual results.

    The following table shows the estimated impact on net interest income under the stated interest rate scenarios:

	1st Year Change in net interest income from base scenario	Percentage change	2nd Year Change in net interest income from base scenario	Percentage change

(In Thousands)
Scenario:
Up 400 basis points	$8,214	11.66%	$24,825	18.16%
Up 300 basis points	$6,790	9.64%	$20,029	14.65%
Up 200 basis points	$4,420	6.28%	$13,252	9.69%
Up 100 basis points	$2,248	3.19%	$6,826	4.99%
Up 50 basis points	$2,332	3.96%	$3,808	6.80%
Down 50 basis points	NM	NM	NM	NM
Down 100 basis points	NM	NM	NM	NM

    The following table shows the estimated impact on net income under the stated interest rate scenarios. The trends in the estimated impact on net income under the stated interest rate scenarios differ from the table above primarily due to the inclusion of the estimated impact of changes in other operating income and expense related to mortgage banking activities:

	1st Year Change in net income from base scenario	Percentage change	2nd Year Change in net income from base scenario	Percentage change

(In Thousands)
Scenario:
Up 400 basis points	($663)	(4.02)%	$6,337	23.85%
Up 300 basis points	$1,434	8.69%	$8,998	33.86%
Up 200 basis points	$854	5.17%	$6,216	23.39%
Up 100 basis points	$429	2.60%	$3,711	13.97%
Up 50 basis points	$951	5.77%	$3,014	29.91%
Down 50 basis points	NM	NM	NM	NM
Down 100 basis points	NM	NM	NM	NM

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Northrim BanCorp, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for loan losses balance was $21.1 million at December 31, 2020. The allowance for loan losses is management’s best estimate of probable losses inherent in its loan portfolio and is based on historical loss experience by loan segment and class with adjustments for current events and conditions. These factors include, among others, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, specific credit risks, industry concentrations, and unidentified losses inherent in the current loan portfolio.

We identified management’s asset quality ratings of loans, determination of qualitative factors, including the estimation of the unallocated general valuation allowance component of the allowance for loan losses, which is based on general economic conditions and other qualitative risk factors both internal and external to the Company, both of which are used in the allowance for loan losses calculation, as a critical audit matter. The Company uses credit quality indicators, including internally determined asset quality risk ratings, to stratify loans into pools and to estimate inherent loss rates for each of the loan pools, which are used in the calculation of the allowance for loan losses. Determination of the asset quality ratings involves significant management judgement. The unallocated general valuation allowance portion of the allowance for loan losses is used to estimate losses and is based on management’s evaluation of various factors that are not captured in the historical credit loss factors utilized in the asset quality risk rating-based component or on the specific impairment component. Such factors include uncertainties in identifying triggering events that directly correlate to subsequent loss rates, uncertainties in economic conditions, risk factors that have not yet manifested themselves in loss allocation factors, and historical loss experience data that may not precisely correspond to the current portfolio. In addition, the unallocated reserve may fluctuate based upon the direction of various risk indicators, such as the risk as to current economic conditions, the level and trend of charge offs or recoveries, and the risk of heightened imprecision or inconsistency of appraisals used in estimating real estate values. Auditing management’s judgments regarding the determination of asset quality ratings and unallocated general valuation allowance portion of the allowance for loan losses involved a high degree of subjectivity.

The primary procedures we performed to address the critical audit matters included:

•Testing the design, implementation, and operating effectiveness of controls relating to management’s calculation of the allowance for loan losses, including controls over the accuracy of asset quality ratings of loans and the determination of the qualitative factors, including the unallocated general valuation allowance component of the allowance for loan losses.

•Testing a risk-based targeted selection of loans to gain substantive evidence that the Company is appropriately rating these loans in accordance with its policies, and that the asset quality ratings for the loans are reasonable.

•Obtaining management’s analysis and supporting documentation related to the qualitative factors, including the unallocated general valuation allowance, and testing whether the general economic conditions and other qualitative risk factors both internal and external to the Company used in the calculation of the allowance for loan losses are in accordance with the Company’s policies and are supported by the analysis provided by management.

•Testing the appropriateness of the methodology and assumptions used in the calculation of the allowance for loan losses, and testing the calculation itself, including completeness and accuracy of the data used in the calculation, application of the loan asset quality ratings determined by management and used in the calculation, application of the qualitative factors, including the unallocated general valuation allowance determined by management and used in the calculation, and recalculation of the allowance for loan losses balance.

•Performing an independent sensitivity analysis to evaluate the reasonableness of the qualitative factors, including the unallocated general valuation allowance used by management to account for inherent losses that are not captured in the calculation of the allowance for loan losses based on historical loss rates alone.

/s/ Moss Adams LLP

Everett, Washington
March 5, 2021

We have served as the Company’s auditor since 2010.

CONSOLIDATED FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$23,304	$20,518
Interest bearing deposits in other banks	92,661	74,906
Investment securities available for sale, at fair value	247,633	276,138
Marketable equity securities	9,052	7,945
Investment securities held to maturity	10,000	—
Total portfolio investments	266,685	284,083
Investment in Federal Home Loan Bank stock	2,551	2,138
Loans held for sale	146,178	67,834
Loans	1,444,050	1,043,371
Allowance for loan losses	(21,136)	(19,088)
Net loans	1,422,914	1,024,283
Purchased receivables, net	13,922	24,373
Mortgage servicing rights, at fair value	11,218	11,920
Other real estate owned, net	7,289	7,043
Premises and equipment, net	38,102	38,422
Operating lease right-of-use assets	12,440	14,306
Goodwill	15,017	15,017
Other intangible assets, net	1,029	1,077
Other assets	68,488	58,076
Total assets	$2,121,798	$1,643,996
LIABILITIES
Deposits:
Demand	$643,825	$451,896
Interest-bearing demand	459,095	320,264
Savings	308,725	229,918
Money market	237,705	205,801
Certificates of deposit less than $250,000	92,047	90,702
Certificates of deposit $250,000 and greater	83,584	73,770
Total deposits	1,824,981	1,372,351
Borrowings	14,817	8,891
Junior subordinated debentures	10,310	10,310
Operating lease liabilities	12,378	14,229
Other liabilities	37,737	31,098
Total liabilities	1,900,223	1,436,879
COMMITMENTS AND CONTINGENCIES (NOTE 20)
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,251,004 and 6,558,809 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	6,251	6,559
Additional paid-in capital	41,808	50,512
Retained earnings	173,498	149,615
Accumulated other comprehensive income, net of tax	18	431
Total shareholders' equity	221,575	207,117
Total liabilities and shareholders' equity	$2,121,798	$1,643,996
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31, 2020, 2019, and 2018

(In Thousands, Except Share and Per Share Data)	2020	2019	2018
Interest and Dividend Income
Interest and fees on loans and loans held for sale	$71,091	$62,150	$57,542
Interest on investment securities available for sale	4,832	6,572	5,481
Dividends on marketable equity securities	466	439	348
Interest on investment securities held to maturity	18	—	—
Dividends on Federal Home Loan Bank stock	84	76	64
Interest on deposits in other banks	225	846	742
Total Interest Income	76,716	70,083	64,177
Interest Expense
Interest expense on deposits	5,279	4,961	2,307
Interest expense on securities sold under agreements to repurchase	—	40	50
Interest expense on borrowings	387	251	223
Interest expense on junior subordinated debentures	385	389	389
Total Interest Expense	6,051	5,641	2,969
Net Interest Income	70,665	64,442	61,208
Provision (benefit) for loan losses	2,432	(1,175)	(500)
Net Interest Income After Provision (Benefit) for Loan Losses	68,233	65,617	61,708
Other Operating Income
Mortgage banking income	52,635	24,201	20,844
Bankcard fees	2,837	2,976	2,811
Purchased receivable income	2,650	3,271	3,255
Service charges on deposit accounts	1,102	1,557	1,508
Interest rate swap income	949	964	84
Commercial servicing revenue	527	624	1,422
Gain on sale of marketable equity securities, net	98	—	—
Unrealized gain (loss) on marketable equity securities	61	911	(625)
Gain on sale of investment securities available for sale, net	—	23	—
Other income	2,469	2,819	2,868
Total Other Operating Income	63,328	37,346	32,167
Other Operating Expense
Salaries and other personnel expense	61,137	51,317	44,650
Data processing expense	7,668	7,128	6,035
Occupancy expense	6,624	6,607	6,136
Professional and outside services	3,157	2,531	2,453
Marketing expense	2,320	2,373	2,318
Insurance expense	1,228	557	862
Intangible asset amortization expense	48	60	70
Compensation expense - RML acquisition payments	—	468	—
Impairment of equity method investment	—	—	804
OREO (income) expense, net of rental income and gains on sale	(242)	(193)	258
Other operating expense	7,174	5,990	6,214
Total Other Operating Expense	89,114	76,838	69,800
Income Before Provision for Income Taxes	42,447	26,125	24,075
Provision for income taxes	9,559	5,434	4,071
Net Income	$32,888	$20,691	$20,004
Earnings Per Share, Basic	$5.18	$3.08	$2.91
Earnings Per Share, Diluted	$5.11	$3.04	$2.86
Weighted Average Shares Outstanding, Basic	6,354,687	6,708,622	6,877,573
Weighted Average Shares Outstanding, Diluted	6,431,367	6,808,209	6,981,557
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2020, 2019, and 2018
2010

(In Thousands)	2020	2019	2018
Net income	$32,888	$20,691	$20,004
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized holding gains (losses) arising during the period	$411	$2,866	($692)
Reclassification of net gains included in net income (net of tax expense of $—, $7, and $— in 2020, 2019, and 2018,
respectively)	—	(16)	—
Derivatives and hedging activities:
Unrealized holding (losses) gains arising during the period	(1,201)	(1,142)	423
Income tax benefit (expense) related to unrealized gains and losses	377	(757)	210
Other comprehensive (loss) income, net of tax	(413)	951	(59)
Comprehensive income	$32,475	$21,642	$19,945

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2020, 2019, and 2018

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Par Value
(In Thousands)
Balance at January 1, 2018	6,872	$6,872	$61,793	$124,407	($270)	$192,802
Cash dividend declared	—	—	—	(7,088)	—	(7,088)
Stock-based compensation expense	—	—	816	—	—	816
Exercise of stock options and vesting of restricted stock units, net	27	27	1	—	—	28
Repurchase of common stock	(16)	(16)	(478)	—	—	(494)
Other comprehensive loss, net of tax	—	—	—	—	(59)	(59)
Cumulative effect of adoption of accounting principles related to premium amortization of investment securities	—	—	—	(62)	—	(62)
Reclassification for cumulative effect of adoption of accounting principles related to fair value measurement of equity securities	—	—	—	191	(191)	—
Net income	—	—	—	20,004	—	20,004
Balance at December 31, 2018	6,883	$6,883	$62,132	$137,452	($520)	$205,947
Cash dividend declared	—	—	—	(8,528)	—	(8,528)
Stock-based compensation expense	—	—	832	—	—	832
Exercise of stock options and vesting of restricted stock units, net	24	24	(231)	—	—	(207)
Repurchase of common stock	(348)	(348)	(12,221)	—	—	(12,569)
Other comprehensive income, net of tax	—	—	—	—	951	951
Net income	—	—	—	20,691	—	20,691
Balance at December 31, 2019	6,559	$6,559	$50,512	$149,615	$431	$207,117
Cash dividend declared	—	—	—	(8,866)	—	(8,866)
Stock-based compensation expense	—	—	943	—	—	943
Exercise of stock options and vesting of restricted stock units, net	19	19	(137)	—	—	(118)
Repurchase of common stock	(327)	(327)	(9,649)	—	—	(9,976)
Other comprehensive (loss), net of tax	—	—	—	—	(413)	(413)
Cumulative effect of adoption of accounting principles related to equity compensation expense	—	—	139	(139)	—	—
Net income	—	—	—	32,888	—	32,888
Balance at December 31, 2020	6,251	$6,251	$41,808	$173,498	$18	$221,575

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2020, 2019, and 2018

(In Thousands)	2020	2019	2018
Operating Activities:
Net income	$32,888	$20,691	$20,004
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on sale of securities, net	(98)	(23)	—
Loss on sale of premises and equipment	22	—	2
Depreciation and amortization of premises	3,147	2,986	2,283
Amortization of software	1,104	1,019	911
Intangible asset amortization	48	60	70
Amortization of investment security premium, net of discount accretion	19	(15)	199
Unrealized (gain) loss on marketable equity securities	(61)	(911)	625
Deferred tax expense	555	711	3,014
Stock-based compensation	943	832	816
Deferral of loan fees and amortization, net of costs	6,650	598	331
Provision (benefit) for loan losses	2,432	(1,175)	(500)
Benefit for purchased receivables	(21)	(96)	(10)
Additions to home mortgage servicing rights carried at fair value	(4,824)	(3,707)	(3,641)
Change in fair value of home mortgage servicing rights carried at fair value	5,526	2,608	125
Change in fair value of commercial servicing rights carried at fair value	99	(6)	(972)
Gain on sale of loans	(46,258)	(19,813)	(14,822)
Proceeds from the sale of loans held for sale	1,263,325	670,986	551,607
Origination of loans held for sale	(1,295,411)	(684,297)	(527,516)
Gain on sale of other real estate owned	(391)	(380)	(3)
Impairment on equity method investment	—	—	804
Net changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(3,467)	305	(432)
(Increase) decrease in other assets	(15,096)	6,395	(2,512)
Increase (decrease) in other liabilities	12,415	2,411	(5,233)
Net Cash (Used) Provided by Operating Activities	(36,454)	(821)	25,150
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(160,423)	(132,104)	(88,139)
Purchases of marketable equity securities	(1,552)	—	(2,992)
Purchases of FHLB stock	(5,931)	(880)	—
Purchases of investment securities held to maturity	(10,000)	—	—
Proceeds from sales/calls/maturities of securities available for sale	189,323	130,482	122,644
Proceeds from sales of marketable equity securities	601	229	783
Proceeds from redemption of FHLB stock	5,518	843	14
Decrease (increase) in purchased receivables, net	10,472	(9,871)	7,835
Increase in loans, net	(408,365)	(58,879)	(31,852)
Proceeds from sale of other real estate owned	797	1,299	1,522
Investment in other real estate owned	—	—	(144)
Purchases of software	(416)	(721)	(517)
Proceeds from sales of premises and equipment	—	—	3
Purchases of premises and equipment	(2,849)	(2,318)	(3,511)
Net Cash (Used) Provided by Investing Activities	(382,825)	(71,920)	5,646
Financing Activities:
Increase (decrease) in deposits	452,630	144,263	(30,195)
(Decrease) increase in securities sold under repurchase agreements	—	(34,278)	6,532
Proceeds from borrowings	110,610	1,817	—
Repayments of borrowings	(104,684)	(167)	(121)
Proceeds from the issuance of common stock	84	73	243
Repurchase of common stock	(9,976)	(12,569)	(494)
Cash dividends paid	(8,844)	(8,512)	(7,064)
Net Cash Provided (Used) by Financing Activities	439,820	90,627	(31,099)
Net Change in Cash and Cash Equivalents	20,541	17,886	(303)
Cash and Cash Equivalents at Beginning of Year	95,424	77,538	77,841
Cash and Cash Equivalents at End of Year	$115,965	$95,424	$77,538

Supplemental Information:
Income taxes paid	$7,790	$1,658	$1,766
Interest paid	$6,009	$5,640	$2,971
Noncash commitments to invest in Low Income Housing Tax Credit Partnerships	$—	$11,267	$—
Transfer of loans to other real estate owned	$652	$—	$686
Non-cash lease liability arising from obtaining right of use assets	$370	$1,234	$—
Cash dividends declared but not paid	$98	$89	$72

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
Use of Estimates:  The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States and prevailing practices within the banking industry. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income, gains, expenses, and losses during the reporting periods. Actual results could differ from those estimates. Significant estimates include the allowance for loan losses (“Allowance”), valuation of goodwill and other intangibles, valuation of other real estate owned (“OREO”), valuation of mortgage servicing rights, and fair value disclosures.
Consolidation: The Company consolidates affiliates in which we have a controlling interest. The accompanying consolidated financial statements include the accounts of the Company, the Bank, RML, and NISC.  Significant intercompany balances have been eliminated in consolidation. As of December 31, 2020, the Company had one wholly-owned business trust subsidiary, Northrim Statutory Trust 2 ("Trust 2") that was formed to issue trust preferred securities and related common securities of Trust 2. The Company has not consolidated the accounts of Trust 2 in its consolidated financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to Trust 2 are reflected on the Company’s consolidated balance sheet as junior subordinated debentures. The Company has determined that PWA and Homestate are not variable interest entities and therefore, the Company does not consolidate the balance sheets and income statements of PWA or Homestate into its financial statements. The Company's investments in PWA and Homestate are accounted for as equity method investments. Results of PWA and Homestate are included in "Other income" in our Consolidated Statements of Income. Investments in associated companies are presented on a one-line basis in the caption “Other assets” in our Consolidated Balance Sheets.
Operating Segments: In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM"), or decision making group, in deciding how to allocate resources and in assessing performance. The Company uses the "management approach" in determining reportable operating segments. The management approach considers the internal organization and reporting used the by the Company's CODM for making operating decisions and assessing performance as the source for determining the Company's reportable segments. Management, including the CODM, review operating results by the revenue of different services. For the year ended December 31, 2020 and 2019, the Company has two operating business lines; Community Banking and Home Mortgage Lending. Information about the Company's operating segments is included in Note 27 of the Notes to the Company's Consolidated Financial Statements included in Part II. Item 8 of this report.
Reclassifications: Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity.
Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2020 for potential recognition or disclosure.
Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with other banks, federal funds sold, and securities with original maturities of less than 90 days at acquisition.

Marketable Securities: Marketable securities are equity investments excluding those accounted for under the equity method of accounting or those that result in consolidation of the investee. Marketable securities are stated at fair value. Changes in fair value are included in "Unrealized gain (loss) on marketable equity securities" in our Consolidated Statements of Income.
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
Loans: Loans are carried at their principal amount outstanding, net of charge-offs, unamortized fees, and direct loan origination costs.  Loan origination fees received in excess of direct origination costs are deferred and accreted to interest income using the interest method in accordance with ASC 310 over the life of the loan. Loan balances are charged-off to the Allowance when management believes that collection of principal is unlikely.  Interest income on loans is accrued and recognized on the principal amount outstanding except for loans in a nonaccrual status.  All classes of loans are placed on nonaccrual when management believes doubt exists as to the collectability of the interest or principal.  Cash payments received on nonaccrual loans are directly applied to the principal balance. Generally, a loan may be returned to accrual status when the delinquent principal and interest is brought current in accordance with the terms of the loan agreement and certain ongoing performance criteria have been met. Loans are reported as past due when installment payments, interest payments, or maturity payments are past due based on contractual terms.
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
    The Company classifies fair value measurements on loans as level 3 valuations in the fair value hierarchy because of their use of unobservable inputs..
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
    For the purpose of estimating the Allowance, as of December 31, 2018, the Company evaluated the credit quality of purchased non-credit-impaired loans separately from loans that were originated by the Company and applied different qualitative factors to these loans. For the purpose of estimating the subsequent to December 31, 2018, the Company evaluated the credit quality of purchased non-credit-impaired loans together with loans that were originated by the Company. Purchased non-credit-impaired loans that have been identified as impaired subsequent to the merger are included in the Company's normal process for reporting impaired loans and calculation of a specific valuation allowance.
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
    The unallocated general valuation portion of the Allowance is based on several factors, including the level of the Allowance as compared to total loans and nonperforming loans in light of current economic conditions. This portion of the Allowance is based upon management’s evaluation of various factors that are not directly measured in the determination of the allocated portions of the Allowance and it is deemed “unallocated” because it is not allocated to any segment or class of the loan portfolio. This portion of the Allowance provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component or in the specific impairment component of the Allowance and acknowledges the inherent imprecision of all loss prediction models.  Such factors include uncertainties in identifying triggering events that directly correlate to subsequent loss rates, uncertainties in economic conditions, risk factors that have not yet manifested themselves in loss allocation factors, and historical loss experience data that may not precisely correspond to the current portfolio.  In addition, the unallocated reserve may fluctuate based upon the direction of various risk indicators.  Examples of such factors include the risk as to current economic conditions, the level and trend of charge offs or recoveries, and the risk of heightened imprecision or inconsistency of appraisals used in estimating real estate values.  Although this allocation process may not accurately predict credit losses by loan type or in aggregate, the total allowance for credit losses is available to absorb losses that may arise from any loan type or category.
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
Other Assets: Other assets include purchased software and prepaid expenses. Purchased software is carried at amortized cost and is amortized using the straight-line method over its estimated useful life or the term of the agreement. Also included in other assets is the net deferred tax asset, bank owned life insurance carried at cash surrender value, net of premium charges, accrued interest receivable, taxes receivable, rate lock derivatives, and the Company’s equity method investments.The

Company performs an impairment analysis on it's equity method investments when events or circumstances indicate impairment potentially exists.
Derivatives: The Company records all derivatives on the Consolidated Balance Sheets at fair value. The accounting for change in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate the derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Interest rate swaps that are designated as a cash flow hedge and satisfy the hedge accounting requirements involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. For derivatives which are designed as cash flow hedges and satisfy hedge accounting requirements, the effective portion of changes in the fair value of the derivative is recorded in accumulated other comprehensive income (loss). The fair value of the Company's derivatives is determined using discounted cash flow analysis using observable market based inputs. The Company considers all free-standing derivatives not designated in a hedging relationship as economic hedges and recognizes these derivatives as either assets or liabilities in the balance sheet. These assets and liabilities are measured at fair value, and changes in fair value are recorded in earnings. By using derivatives, the Company is exposed to counterparty credit risk, which is the risk that counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, our counterparty credit risk is equal to the amount reported as a derivative asset on our balance sheet, net of cash collateral received. We minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. For derivative instruments executed with the same counterparty under a master netting arrangement, we do not offset fair value amounts of interest rate swaps in liability positions with interest rate swaps in asset positions. For further detail, see Note 21.
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
Advertising: Advertising, promotion, and marketing costs are expensed as incurred. The Company reported total expenses in these areas of $2.3 million, $2.4 million, and $2.3 million for each of the years ending December 31, 2020, 2019, and 2018, respectively.
Stock Incentive Plans: The Company has stock-based employee compensation plans as more fully discussed in Note 23, Stock-Based Compensation. Compensation cost is recognized for stock options and restricted stock units issued to employees based on the fair value of these awards at the date of grant. A Black Scholes model is utilized to estimate the fair value of stock options, while the market price for the Company's common stock at the date of grant issued is utilized for restricted stock awards. The Company recognizes compensation expense over the vesting period of each award. The Company's accounting policy changed during the year ended December 31, 2020 and now recognizes forfeitures as they occur.
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
Earnings Per Share: Earnings per share is calculated using the weighted average number of shares and dilutive common stock equivalents outstanding during the period. Stock options and restricted stock units, as described in Note 23, are considered to be common stock equivalents. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Anti-dilutive shares outstanding related to options to acquire common stock for the year ended December 31, 2020 totaled 45,062 and for the year ended December 31, 2018 totaled 44,721. There were no anti-dilutive shares outstanding related to options to acquire common stock in 2019.

    Information used to calculate earnings per share was as follows:

(In Thousands)	2020	2019	2018
Net income	$32,888	$20,691	$20,004
Basic weighted average common shares outstanding	6,355	6,709	6,878
Dilutive effect of potential common shares from awards granted under equity incentive program	76	99	104
Total	6,431	6,808	6,982
Earnings per common share
Basic	$5.18	$3.08	$2.91
Diluted	$5.11	$3.04	$2.86

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
    At December 31, 2020 and 2019, the Company had $898.8 million and $513.3 million, respectively, in commercial and construction loans.  At December 31, 2020, commercial loans included $310.5 million in Payment Protection Program ("PPP") loans administered by the U.S. Small Business Administration ("SBA"). Additionally, the Company continues to have a concentration in large borrowing relationships.  At December 31, 2020, 43% of the Company’s loan portfolio is attributable to 35 large borrowing relationships.  The Company has additional unfunded commitments to these borrowers of $137.9 million at December 31, 2020.
Fair Value Measurements: Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. GAAP established a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies. In accordance with GAAP, the Company groups its assets and liabilities measured at fair value into the following three levels:
•Level 1:  Valuation is based upon quoted prices for identical instruments traded in active markets. A quoted market price in an active market provides the most reliable evidence of fair value and is used to measure fair value whenever available. A contractually binding sales price also provides reliable evidence of fair value.
•Level 2:  Valuation is based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
•Level 3:  Valuation is generated from model-based techniques that use significant assumptions not observable in the market, or inputs that require significant management judgment or estimation, some of which may be internally developed.

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
    Accounting pronouncements to be implemented in future periods
    In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13” or "CECL"). ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates but will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. ASU 2016-13 requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.
ASU 2016-13 is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2019, and must be applied prospectively. However, on October 16, 2019 the FASB voted to delay ASU 2016-13 for Smaller Reporting Companies. The Company has elected Small Reporting Company status, which changes the effective date for ASU 2016-13 for the Company to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2022. Early application was permitted for specified periods. The Company early adopted ASU 2016-13 on January 1, 2021 after finalizing data and model validation and our internal governance framework. The guidance was applied on a modified retrospective basis with the cumulative effect of initially applying the amendments recognized in retained earnings at January 1, 2021. However, certain provisions of the guidance are only required to be applied on a prospective basis.
CECL is not prescriptive in the methodology used to determine the expected credit loss estimate. Therefore, management has flexibility in selecting the methodology. The expected credit losses must be estimated over a financial asset's contractual term, adjusted for prepayments utilizing quantitative and qualitative factors. There are also specific considerations for purchased credit-deteriorated, troubled debt restructured, and collateral dependent loans. CECL also applies to the reserve for unfunded commitments.
The combination of the current expected credit loss, qualitative factors, collateral dependent, troubled debt restructuring, purchased credit deteriorated, and the reserve for unfunded commitments represent the allowance for credit losses ("ACL").
The estimate of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is the starting point for estimating expected credit losses. Adjustments are made to historical loss experience to reflect differences in asset-specific risk characteristics – e.g. underwriting standards, portfolio mix or asset terms, and differences in economic conditions – both current conditions and reasonable and supportable forecasts. When the Company is not able to make or obtain reasonable and supportable forecasts for the entire life of the financial asset, it has estimated expected credit losses for the remaining life using an approach that reverts to historical credit loss information.
The Company utilizes complex models to obtain reasonable and supportable forecasts; most of the models calculate two predictive metrics, the probability of default ("PD") and loss given default ("LGD"). The PD measures the probability that a loan will default within a given time horizon and primarily measures the adequacy of the debtor's cash flow as the primary source of repayment of the loan. The LGD is the expected loss which would be realized presuming a default has occurred and primarily measures the value of the collateral or other secondary source of repayment related to the collateral. The ACL is measured on a collective (pool) basis when similar characteristics exist. The Company has selected models at the portfolio level using a risk-based approach, with larger, more complex portfolios having more complex models.
For ACL calculation purposes, management considered the financial and economic environment at the time of assessment and different economic scenarios that differed in the levels of severity and sensitivity to the ACL results. Management determined the use of a third-party baseline economic forecast was reasonable and supportable as it is from a credible subject matter experts and institution. In this baseline scenario, the probability that the economy will perform better than this consensus is equal to the probability that it will perform worse.
Loss factors from the models, prepayment speeds, and qualitative factors are inputs into the Company's CECL accounting application. Once this information is aggregated, the Company uses two methods to calculate the current expected credit loss: 1) the discounted cash flow ("DCF") method, which is used for approximately 97% of all loans and the reserve for unfunded commitments and 2) a weighted average remaining life method for the remainder of the loan portfolio where loan level data constraints preclude the use of the DCF method. The DCF method utilizes the effective interest rate of individual assets to discount the expected credit losses adjusted for prepayments. The difference in the net present value and the amortized cost of the asset will result in the required allowance. The weighted average remaining life method uses the exposure at default, along with the expected credit losses adjusted for prepayments to calculate the required allowance.
Adoption of CECL as of January 1, 2021 resulted in an allowance for loan losses of $16.6 million, which is a $4.5 million decrease in the allowance under the incurred loss model as of December 31, 2020. This decrease will increase the Company's total shareholder's equity by $3.2 million.
Adoption of CECL as of January 1, 2021 resulted in a reserve for unfunded commitments of $1.4 million, which is a $1.2 million increase in the reserve under the incurred loss model as of December 31, 2020. This increase will decrease the Company's total shareholder's equity by $880,000.
    We will recognize an ACL for available-for-sale and held-to-maturity debt securities. The ACL on available-for-sale debt securities will be subject to a limitation based on the fair value of the debt securities. Based on the credit quality of our existing debt securities portfolio, we do not expect the ACL for held-to-maturity and available-for-sale debt securities to be significant. As of December 31, 2020, the Company holds one newly issued debt security that is classified as held-to-maturity.

NOTE 2 – Cash and Due from Banks
    The Company is required to maintain cash balances or deposits with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank") sufficient to meet its statutory reserve requirements and for purposes of settling financial transactions and charges for Federal Reserve Bank services. The average reserve requirement for the maintenance period, which included December 31, 2020, was zero.

    The Company is required to maintain a $250,000 balance with a correspondent bank for outsourced servicing of ATMs.
    The Company is required to maintain a $100,000 and $2.8 million balance with a correspondent bank to collateralize the initial margin and the fair value exposure of one of its interest rate swaps, respectively.

NOTE 3 - Interest Bearing Deposits in Other Banks
    All interest bearing deposits in other banks have a maturity of one year or less.  Balances at December 31 for the respective years are as follows:

(In Thousands)	2020	2019
Interest bearing deposits at Federal Reserve Bank	$54,488	$48,200
Interest bearing deposits at FHLB	133	36
Other interest bearing deposits at other institutions	38,040	26,670
Total	$92,661	$74,906

NOTE 4 - Investment Securities
    The carrying values and approximate fair values of investment securities at the periods indicated are presented below:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Securities available for sale
U.S. Treasury and government sponsored entities	$173,318	$1,330	($47)	$174,601
Municipal securities	820	36	—	856
Corporate bonds	29,951	546	(5)	30,492
Collateralized loan obligations	41,782	44	(142)	41,684
Total securities available for sale	$245,871	$1,956	($194)	$247,633
Securities held to maturity
Corporate bonds	$10,000	$—	$—	$10,000
Total securities held to maturity	$10,000	$—	$—	$10,000
December 31, 2019
Securities available for sale
U.S. Treasury and government sponsored entities	$210,756	$1,133	($37)	$211,852
Municipal securities	3,288	9	—	3,297
Corporate bonds	34,764	302	—	35,066
Collateralized loan obligations	25,980	—	(57)	25,923
Total securities available for sale	$274,788	$1,444	($94)	$276,138

    Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2020 and 2019, were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2020
Securities Available for Sale
U.S. Treasury and government sponsored entities	$31,270	($47)	$—	$—	$31,270	($47)
Corporate bonds	3,198	(5)	—	—	3,198	(5)
Collateralized loan obligations	23,670	(118)	2,967	(24)	26,637	(142)
Total	$58,138	($170)	$2,967	($24)	$61,105	($194)
2019
Securities Available for Sale
U.S. Treasury and government sponsored entities	$39,797	($33)	$2,996	($4)	$42,793	($37)
Collateralized loan obligations	14,972	(17)	7,951	(40)	22,923	(57)
Total	$54,769	($50)	$10,947	($44)	$65,716	($94)

    The unrealized losses on investments in both periods were caused by changes in interest rates.  At December 31, 2020 and 2019, there were 12 and 8 available for sale securities in an unrealized loss position, respectively, that have been in a loss position for less than twelve months. There were 1 and 3 securities with unrealized losses at December 31, 2020 and 2019, respectively, that have been at a loss position for more than twelve months.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  The Company does not intend to sell, nor is it more likely than not that it will be required to sell, securities whose market value is less than carrying value. Because it is more likely than not that the Company will hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

    At December 31, 2020 and 2019, $77.9 million and $30.6 million in securities were pledged for deposits and borrowings, respectively.

    The amortized cost and fair values of available for sale and held to maturity debt securities at December 31, 2020, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. Treasury and government sponsored entities
Within 1 year	$44,044	$44,601	2.06%
1-5 years	129,274	130,000	0.82%
Total	$173,318	$174,601	1.14%
Corporate bonds
Within 1 year	$2,241	$2,257	1.23%
1-5 years	27,710	28,235	1.36%
5-10 years	10,000	10,000	5.00%
Total	$39,951	$40,492	2.26%
Collateralized loan obligations
5-10 years	$8,783	$8,720	1.70%
Over 10 years	32,999	32,964	1.60%
Total	$41,782	$41,684	1.62%
Municipal securities
1-5 years	820	856	2.14%
Total	$820	$856	2.14%

    The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the years ending December 31, 2020, 2019, and 2018, respectively, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
2020
Available for sale securities	$—	$—	$—
2019
Available for sale securities	$4,219	$23	$—
2018
Available for sale securities	$—	$—	$—

    A summary of interest income for the years ending December 31, 2020, 2019, and 2018 on available for sale investment securities is as follows:

(In Thousands)	2020	2019	2018
U.S. Treasury and government sponsored entities	$3,396	$4,170	$3,682
Other	1,354	2,282	1,532
Total taxable interest income	$4,750	$6,452	$5,214
Municipal securities	$82	$120	$267
Total tax-exempt interest income	$82	$120	$267
Total	$4,832	$6,572	$5,481

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
    The composition of the loan portfolio as of the periods indicated is as follows:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Total
December 31, 2020
AQR Pass	$765,952	$37,380	$80,315	$153,607	$291,382	$43,290	$15,441	$21,963	$1,409,330
AQR Special Mention	6,241	385	—	3,028	17,097	2,154	—	—	28,905
AQR Substandard	6,378	702	—	6,962	595	1,176	144	106	16,063
AQR Doubtful	1,487	—	—	—	—	—	—	—	1,487
Subtotal	$780,058	$38,467	$80,315	$163,597	$309,074	$46,620	$15,585	$22,069	$1,455,785
Less: Unearned origination fees, net of origination costs									(11,735)
Total loans									$1,444,050
December 31, 2019
AQR Pass	$394,107	$34,132	$61,808	$129,959	$295,482	$38,771	$15,860	$24,464	$994,583
AQR Special Mention	2,279	3,337	—	3,828	17,478	2,559	179	—	29,660
AQR Substandard	16,304	1,349	—	5,104	—	1,176	159	121	24,213
Subtotal	$412,690	$38,818	$61,808	$138,891	$312,960	$42,506	$16,198	$24,585	$1,048,456
Less: Unearned origination fees, net of origination costs									(5,085)
Total loans									$1,043,371
    The above table includes $310.5 million in PPP loans administered by the SBA within the Commercial loan segment as of December 31, 2020. Additionally, unearned origination fees, net of origination costs includes $5.9 million associated with SBA PPP loans as of December 31, 2020.
    At December 31, 2020, approximately 73% of the Company’s loans, excluding PPP loans, are secured by real estate and 2% are unsecured. Approximately 25% are for general commercial uses, including professional, retail, and small businesses.  Repayment is expected from the borrowers’ cash flow or, secondarily, the collateral.  The Company’s exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is determined to be of no value.

Nonaccrual Loans
    Nonaccrual loans net of government guarantees totaled $9.6 million and $14.0 million at December 31, 2020 and December 31, 2019, respectively. Interest income which would have been earned on nonaccrual loans for 2020, 2019, and 2018 amounted to $856,000, $1.3 million, and $1.3 million, respectively.  Additionally, the Company recognized interest income of $924,000, $301,000, and $159,000 in 2020, 2019, and 2018, respectively, related to interest collected on nonaccrual loans whose principal has been paid down to zero. Nonaccrual loans at the periods indicated, by segment are presented below:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Current	Total
December 31, 2020
Commercial	$48	$229	$3,673	$1,626	$5,576
Real estate construction one-to-four family	—	—	702	—	702
Real estate term owner occupied	—	—	1,520	1,977	3,497
Real estate term other	—	—	1,176	—	1,176
Consumer secured by 1st deeds of trust	—	—	—	63	63
Consumer other	20	—	—	86	106
Total nonaccrual loans	68	229	7,071	3,752	11,120
Government guarantees on nonaccrual loans	(35)	(258)	—	(1,228)	(1,521)
Net nonaccrual loans	$33	($29)	$7,071	$2,524	$9,599
December 31, 2019
Commercial	$270	$385	$2,862	$5,636	$9,153
Real estate construction one-to-four family	—	—	1,349	—	1,349
Real estate term owner occupied	1,641	—	623	1,225	3,489
Real estate term other	—	—	1,176	—	1,176
Consumer secured by 1st deeds of trust	—	—	—	68	68
Consumer other	26	89	—	6	121
Total nonaccrual loans	1,937	474	6,010	6,935	15,356
Government guarantees on nonaccrual loans	(268)	—	—	(1,137)	(1,405)
Net nonaccrual loans	$1,669	$474	$6,010	$5,798	$13,951

Past Due Loans
    There was one past due loan greater than 90 days and still accruing interest at December 31, 2020 and no past due loans greater than 90 days and still accruing interest at December 31, 2019.  Past due loans and nonaccrual loans at the periods indicated are presented below by loan class:

(In Thousands)	30-59 Days Past Due Still Accruing	60-89 Days Past Due Still Accruing	Greater Than 90 Days Still Accruing	Total Past Due	Nonaccrual	Current	Total
December 31, 2020
Commercial	$387	$—	$—	$387	$5,576	$774,095	$780,058
Real estate construction one-to-four family	—	—	—	—	702	37,765	38,467
Real estate construction other	—	—	—	—	—	80,315	80,315
Real estate term owner occupied	—	—	449	449	3,497	159,651	163,597
Real estate term non-owner occupied	—	—	—	—	—	309,074	309,074
Real estate term other	—	—	—	—	1,176	45,444	46,620
Consumer secured by 1st deed of trust	483	—	—	483	63	15,039	15,585
Consumer other	18	—	—	18	106	21,945	22,069
Subtotal	$888	$—	$449	$1,337	$11,120	$1,443,328	$1,455,785
Less: Unearned origination fees, net of origination costs							(11,735)
Total							$1,444,050
December 31, 2019
Commercial	$270	$—	$—	$270	$9,153	$403,267	$412,690
Real estate construction one-to-four family	—	—	—	—	1,349	37,469	38,818
Real estate construction other	—	—	—	—	—	61,808	61,808
Real estate term owner occupied	338	—	—	338	3,489	135,064	138,891
Real estate term non-owner occupied	—	—	—	—	—	312,960	312,960
Real estate term other	26	—	—	26	1,176	41,304	42,506
Consumer secured by 1st deed of trust	750	—	—	750	68	15,380	16,198
Consumer other	150	—	—	150	121	24,314	24,585
Subtotal	$1,534	$—	$—	$1,534	$15,356	$1,031,566	$1,048,456
Less: Unearned origination fees, net of origination costs							(5,085)
Total							$1,043,371

Impaired Loans
    At December 31, 2020 and 2019, the recorded investment in loans that are considered to be impaired was $18.0 million and $24.7 million, respectively.  The following table presents information about impaired loans by class for the years ended December 31, 2020 and 2019:

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2020
With no related allowance recorded
Commercial - AQR substandard	$6,299	$6,979	$—
Commercial - AQR doubtful	1,179	1,308	—
Real estate construction one-to-four family - AQR substandard	702	702	—
Real estate term owner occupied - AQR substandard	6,962	7,047	—
Real estate term non-owner occupied - AQR pass	176	176	—
Real estate term non-owner occupied - AQR substandard	595	595	—
Real estate term other - AQR pass	291	291	—
Real estate term other - AQR substandard	1,176	1,176	—
Consumer secured by 1st deeds of trust - AQR pass	114	114	—
Consumer secured by 1st deeds of trust - AQR substandard	144	144	—
Consumer other - AQR substandard	82	87	—
Subtotal	$17,720	$18,619	$—

With an allowance recorded
Commercial - AQR doubtful	$308	$308	$13
Subtotal	$308	$308	$13

Commercial - AQR substandard	$6,299	$6,979	$—
Commercial - AQR doubtful	1,487	1,616	13
Real estate construction one-to-four family - AQR substandard	702	702	—
Real estate term owner-occupied - AQR substandard	6,962	7,047	—
Real estate term non-owner occupied - AQR pass	176	176	—
Real estate term non-owner occupied - AQR substandard	595	595	—
Real estate term other - AQR pass	291	291	—
Real estate term other - AQR substandard	1,176	1,176	—
Consumer secured by 1st deeds of trust - AQR pass	114	114	—
Consumer secured by 1st deeds of trust - AQR substandard	144	144	—
Consumer other - AQR substandard	82	87	—
Total	$18,028	$18,927	$13

(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2019
With no related allowance recorded
Commercial - AQR substandard	$15,517	$15,582	$—
Real estate construction one-to-four family - AQR substandard	1,349	1,349	—
Real estate term owner occupied - AQR substandard	5,104	5,104	—
Real estate term non-owner occupied - AQR pass	178	178	—
Real estate term other - AQR pass	417	417	—
Real estate term other - AQR substandard	1,176	1,176	—
Consumer secured by 1st deeds of trust - AQR pass	122	122	—
Consumer secured by 1st deeds of trust - AQR substandard	159	163	—
Consumer other - AQR substandard	90	94	—
Subtotal	$24,112	$24,185	$—

With an allowance recorded
Commercial - AQR substandard	$561	$561	$17
Subtotal	$561	$561	$17

Commercial - AQR substandard	$16,078	$16,143	$17
Real estate construction one-to-four family - AQR substandard	1,349	1,349	—
Real estate term owner-occupied - AQR substandard	5,104	5,104	—
Real estate term non-owner occupied - AQR pass	178	178	—
Real estate term other - AQR pass	417	417	—
Real estate term other - AQR substandard	1,176	1,176	—
Consumer secured by 1st deeds of trust - AQR pass	122	122	—
Consumer secured by 1st deeds of trust - AQR substandard	159	163	—
Consumer other - AQR substandard	90	94	—
Total	$24,673	$24,746	$17

    The unpaid principal balance included in the table above represents the recorded investment at the dates indicated, plus amounts charged-off for book purposes.

    The following table summarizes our average recorded investment and interest income recognized on impaired loans for years ended December 31, 2020 and 2019, respectively:

Year Ended December 31,	2020		2019
(In Thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial - AQR pass	$—	$—	$532	$35
Commercial - AQR substandard	9,111	139	16,892	405
Commercial - AQR doubtful	433	—	—	—
Real estate construction one-to-four family - AQR substandard	781	—	1,933	—
Real estate term owner occupied - AQR substandard	6,739	125	5,747	113
Real estate term non-owner occupied - AQR pass	177	10	251	19
Real estate term non-owner occupied - AQR substandard	385	19	230	—
Real estate term other - AQR pass	362	20	448	31
Real estate term other - AQR substandard	1,189	—	1,046	—
Consumer secured by 1st deeds of trust - AQR pass	118	9	126	13
Consumer secured by 1st deeds of trust - AQR substandard	148	3	202	7
Consumer secured by 1st deeds of trust - AQR loss	33	—	—	—
Consumer other - AQR substandard	86	—	70	—
Subtotal	$19,562	$325	$27,477	$623

With an allowance recorded
Commercial - AQR substandard	$1,343	$8	$683	$—
Commercial - AQR doubtful	77	—	—	—
Real estate term other - AQR substandard	—	—	163	—
Consumer secured by 1st deeds of trust - AQR substandard	—	—	72	—
Subtotal	$1,420	$8	$918	$—

Total
Commercial - AQR pass	$—	$—	$532	$35
Commercial - AQR substandard	10,454	147	17,575	405
Commercial - AQR doubtful	510	—	—	—
Real estate construction one-to-four family - AQR substandard	781	—	1,933	—
Real estate term owner-occupied - AQR substandard	6,739	125	5,747	113
Real estate term non-owner occupied - AQR pass	177	10	251	19
Real estate term non-owner occupied - AQR substandard	385	19	230	—
Real estate term other - AQR pass	362	20	448	31
Real estate term other - AQR substandard	1,189	—	1,209	—
Consumer secured by 1st deeds of trust - AQR pass	118	9	126	13
Consumer secured by 1st deeds of trust - AQR substandard	148	3	274	7
Consumer secured by 1st deeds of trust - AQR loss	33	—	—	—
Consumer other - AQR substandard	86	—	70	—
Total Impaired Loans	$20,982	$333	$28,395	$623
    The average recorded investment was $34.7 million, and interest income recognized on impaired loans was $847,000 for the year ended December 31, 2018.

Troubled Debt Restructurings
    Loans classified as TDRs totaled $7.9 million and $10.1 million at December 31, 2020 and 2019, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind. The provisions of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act included an election to not apply the guidance on accounting for TDRs to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company has elected to adopt these provisions of the CARES Act. As of December 301 2020, the Company has made the following types of loan modifications related to COVID-19, which are not classified as TDRs with principal balance outstanding of:

(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$43,379	$22,165	$65,544
Number of modifications	23	11	34

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

    The following table presents the breakout between newly restructured loans that occurred during 2020 and restructured loans that occurred prior to 2020 that are still included in portfolio loans. As discussed above, the CARES Act provided banks an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2019. The below disclosed restructurings were not related to COVID-19 modifications:

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
New Troubled Debt Restructurings
Commercial - AQR substandard	$1,590	$161	$1,751
Subtotal	$1,590	$161	$1,751
Existing Troubled Debt Restructurings	765	5,344	6,109
Total	$2,355	$5,505	$7,860

    The following tables present newly restructured loans that occurred during 2020 and 2019, by concession (terms modified):

	December 31, 2020
(In Thousands)	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	2	$—	$3,249	$164	$—	$3,413
Total	2	$—	$3,249	$164	$—	$3,413
Post-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	2	$—	$1,590	$161	$—	$1,751
Total	2	$—	$1,590	$161	$—	$1,751

	December 31, 2019
(In Thousands)	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	7	$—	$—	$509	$2,585	$3,094
Real estate term owner occupied - AQR substandard	1	—	—	192	—	192
Total	7	$—	$—	$701	$2,585	$3,286
Post-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	7	$—	$—	$408	$2,561	$2,969
Real estate term owner occupied - AQR substandard	1	—	—	182	—	182
Total	7	$—	$—	$590	$2,561	$3,151

    The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in TDRs at December 31, 2020.  There were zero charge-offs in 2020 on loans that were later classified as a TDR and there were $64,000 of charge-offs in 2019 on loans that were later classified as a TDR in 2019.
    All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the Allowance. There was one TDR with specific impairment at December 31, 2020 and none at December 31, 2019, respectively.

    There were no loans that were restructured during 2020 or 2019, that also subsequently defaulted within the first twelve months of restructure in those same periods. The following table presents TDRs that occurred during 2018 that subsequently defaulted during the twelve-months ended December 31, 2018:

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

Loans to Related Parties
    Certain directors, and companies of which directors are principal owners, have loans and other transactions such as architectural fees with the Company.  Such transactions are made on substantially the same terms, including interest rates and collateral required, as those prevailing for similar transactions of unrelated parties.  An analysis of the loan transactions for the years indicated follows:

(In Thousands)	2020	2019	2018
Balance, beginning of the year	$309	$—	$—
Loans made	—	309	—
Repayments	92	—	—
Balance, end of year	$217	$309	$—

    The Company had $15,000 of unfunded loan commitments to these directors or their related interests on December 31, 2020 and 2019.
Pledged Loans
    At December 31, 2020 and 2019, there were no loans pledged as collateral to secure public deposits.

NOTE 6 - Allowance for Loan Losses
    The following table details activity in the Allowance for the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Unallocated	Total
2020
Balance, beginning of period	$6,604	$643	$1,017	$2,188	$5,180	$671	$270	$436	$2,079	$19,088
Charge-Offs	(1,021)	—	—	(85)	—	—	—	(15)	—	(1,121)
Recoveries	710	—	—	—	—	2	—	25	—	737
Provision (benefit)	1,680	36	162	522	(47)	106	(9)	(46)	28	2,432
Balance, end of period	$7,973	$679	$1,179	$2,625	$5,133	$779	$261	$400	$2,107	$21,136
Balance, end of period:
Individually evaluated
for impairment	$13	$—	$—	$—	$—	$—	$—	$—	$—	$13
Balance, end of period:
Collectively evaluated
for impairment	$7,960	$679	$1,179	$2,625	$5,133	$779	$261	$400	$2,107	$21,123
2019
Balance, beginning of period	$5,660	$675	$1,275	$2,027	$5,799	$716	$306	$426	$2,635	$19,519
Charge-Offs	(195)	—	—	—	—	—	(4)	(18)	—	(217)
Recoveries	908	—	—	—	—	28	—	25	—	961
Provision (benefit)	231	(32)	(258)	161	(619)	(73)	(32)	3	(556)	(1,175)
Balance, end of period	$6,604	$643	$1,017	$2,188	$5,180	$671	$270	$436	$2,079	$19,088
Balance, end of period:
Individually evaluated
for impairment	$17	$—	$—	$—	$—	$—	$—	$—	$—	$17
Balance, end of period:
Collectively evaluated
for impairment	$6,587	$643	$1,017	$2,188	$5,180	$671	$270	$436	$2,079	$19,071
2018
Balance, beginning of period	$6,172	$629	$1,566	$2,194	$6,043	$725	$315	$307	$3,510	$21,461
Charge-Offs	(1,716)	—	—	—	—	(28)	(143)	(39)	—	(1,926)
Recoveries	442	—		—	—	3	12	27	—	484
Provision (benefit)	762	46	(291)	(167)	(244)	16	122	131	(875)	(500)
Balance, end of period	$5,660	$675	$1,275	$2,027	$5,799	$716	$306	$426	$2,635	$19,519
Balance, end of period:
Individually evaluated
for impairment	$14	$—	$—	$—	$—	$—	$—	$—	$—	$14
Balance, end of period:
Collectively evaluated
for impairment	$5,646	$675	$1,275	$2,027	$5,799	$716	$306	$426	$2,635	$19,505

    The following is a detail of the recorded investment, including unearned origination fees, net of origination costs, in the loan portfolio, segregated by amounts evaluated individually or collectively in the Allowance at the periods indicated:

(In Thousands)	Commercial	Real estate construction one-to-four family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deed of trust	Consumer other	Total
December 31, 2020
Balance, end of period	$772,468	$38,180	$79,403	$162,724	$307,247	$46,230	$15,548	$22,250	$1,444,050
Balance, end of period:
Individually evaluated
for impairment	$7,786	$702	$—	$6,962	$770	$1,467	$259	$82	$18,028
Balance, end of period:
Collectively evaluated
for impairment	$764,682	$37,478	$79,403	$155,762	$306,477	$44,763	$15,289	$22,168	$1,426,022
December 31, 2019
Balance, end of period	$411,327	$38,503	$60,906	$138,181	$311,302	$42,200	$16,191	$24,761	$1,043,371
Balance, end of period:
Individually evaluated
for impairment	$16,077	$1,349	$—	$5,104	$178	$1,594	$281	$90	$24,673
Balance, end of period:
Collectively evaluated
for impairment	$395,250	$37,154	$60,906	$133,077	$311,124	$40,606	$15,910	$24,671	$1,018,698

    The following represents the balance of the Allowance for the periods indicated segregated by segment and class:

(In Thousands)	Total	Commercial	Real estate construction 1-4 family	Real estate construction other	Real estate term owner occupied	Real estate term non-owner occupied	Real estate term other	Consumer secured by 1st deeds of trust	Consumer other	Unallocated
December 31, 2020
Individually evaluated for impairment
AQR Doubtful	$13	$13	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment:
AQR Pass	18,626	7,801	672	1,179	2,573	5,001	742	261	397	—
AQR Special Mention	384	156	7	—	52	132	37	—	—	—
AQR Substandard	6	3	—	—	—	—	—	—	3	—
Unallocated	2,107	—	—	—	—	—	—	—	—	2,107
	$21,136	$7,973	$679	$1,179	$2,625	$5,133	$779	$261	$400	$2,107
December 31, 2019
Individually evaluated for impairment:
AQR Substandard	$17	$17	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment:
AQR Pass	16,399	6,514	588	1,017	2,125	4,829	629	266	431	—
AQR Special Mention	579	64	55	—	63	351	42	4	—	—
AQR Substandard	14	9	—	—	—	—	—	—	5	—
Unallocated	2,079	—	—	—	—	—	—	—	—	2,079
	$19,088	$6,604	$643	$1,017	$2,188	$5,180	$671	$270	$436	$2,079

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
    Purchased receivables are carried at their principal amount outstanding, net of a reserve for inherent losses that have not yet been identified, and have a maturity of less than one year.  Purchased receivable balances are charged against this reserve when management believes that collection of principal is unlikely.  Management evaluates the adequacy of the reserve for purchased receivable losses based on historical loss experience by segment and class of receivable and its assessment of current economic conditions.  As of December 31, 2020, the Company has one segment and class of purchased receivables.  There are no purchased receivables past due at December 31, 2020 or 2019, and there were no restructured purchased receivables in 2020, 2019, or 2018.
    Income on purchased receivables is accrued and recognized on the balance outstanding using an effective interest method, except when management believes doubt exists as to the collectability of the income or principal.  As of December 31, 2020, the Company is accruing income on all purchased receivable balances outstanding.
    The following table summarizes the components of net purchased receivables at December 31, for the years indicated:

(In Thousands)	2020	2019
Purchased receivables	$13,995	$24,467
Reserve for purchased receivable losses	(73)	(94)
Total	$13,922	$24,373

    The following table sets forth information regarding changes in the purchased receivable reserve for the periods indicated:

(In Thousands)	2020	2019	2018
Balance at beginning of year	$94	$190	$200
Reserve for (recovery from) purchased receivables	(21)	(96)	(10)
Balance at end of year	$73	$94	$190

    The Company recorded no charge-offs of purchased receivables in 2020, 2019, or 2018.

NOTE 8 - Other Real Estate Owned
    At December 31, 2020 and 2019, the Company held $7.3 million and $7.0 million, respectively, as OREO.  The following table details net operating (income) expense related to OREO for the years indicated:

	Years Ended December 31,
(In Thousands)	2020	2019	2018
OREO (income) expense, net rental income and gains on sale:
OREO operating expense	$658	$693	$802
Impairment on OREO	—	—	—
Rental income on OREO	(509)	(506)	(541)
Gains on sale of OREO	(391)	(380)	(3)
Total	($242)	($193)	$258

NOTE 9 - Premises and Equipment
    The following summarizes the components of premises and equipment at December 31 for the years indicated:

(In Thousands)	Useful Life	2020	2019
Land		$5,137	$5,137
Furniture and equipment	3-7 years	13,157	11,778
Tenant improvements	2-15 years	9,182	9,161
Buildings	39 years	37,618	36,205
Total Premises and Equipment		65,094	62,281
Accumulated depreciation and amortization		(26,992)	(23,859)
Total Premises and Equipment, Net		$38,102	$38,422

    Depreciation expense and amortization of leasehold improvements was $3.1 million, $3.0 million, and $2.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Related Party Transactions: The Company made no payments to related parties in 2020 or 2019 and $49,000 in payments to related parties for design consultation for Bank branches for the year ended December 31, 2018.

NOTE 10 - Servicing Rights
Mortgage servicing rights
    The following table details the activity in the Company's MSR for the year indicated:

(In Thousands)	2020	2019	2018

Balance, beginning of period	$11,920	$10,821	$7,305
Additions for new MSR capitalized	4,824	3,707	3,641
Changes in fair value:
Due to changes in model inputs of assumptions (1)	(2,701)	(1,313)	591
Other (2)	(2,825)	(1,295)	(716)
Carrying value, December 31	$11,218	$11,920	$10,821

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

    The following table details information related to our serviced mortgage loan portfolio:

(In Thousands)	December 31, 2020	December 31, 2019

Balance of mortgage loans serviced for others	$683,117	$659,048
MSR as a percentage of serviced loans	1.64%	1.81%

    The Company recognized servicing fees of $2.7 million, $2.4 million, and $1.9 million during 2020, 2019, and 2018, respectively, which includes contractually specified servicing fees and ancillary fees are included in "Mortgage banking income" as a component of other noninterest income in the Company's Consolidated Statements of Income.

    The following table outlines the key assumptions used in measuring the fair value of mortgage servicing rights as of December 31, 2020 and 2019:

	2020	2019

Average constant prepayment rate	13.05%	10.61%
Average discount rate	7.75%	8.52%

    Key economic assumptions and the sensitivity of the current fair value for mortgage servicing rights to immediate adverse changes in those assumptions at December 31, 2020 and 2019 were as follows:

(In Thousands)		December 31, 2020	December 31, 2019
Aggregate portfolio principal balance		$683,117	$659,048
Weighted average rate of note		3.62%	3.90%

December 31, 2020	Base	1.0% Adverse Rate Change	2.0% Adverse Rate Change
Conditional prepayment rate	13.05%	26.11%	38.97%
Discount rate	7.75%	6.75%	5.75%
Fair value MSR	$11,218	$7,455	$5,404
Percentage of MSR	1.64%	1.09%	0.79%

December 31, 2019
Conditional prepayment rate	10.61%	26.25%	28.39%
Discount rate	8.52%	7.52%	6.52%
Fair value MSR	$11,920	$7,005	$6,625
Percentage of MSR	1.81%	1.06%	1.01%

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

Commercial servicing rights
    Commercial servicing right assets ("CSRs") have a carrying value of $1.3 million and $1.2 million at December 31, 2020 and 2019, respectively, and total commercial loans serviced for others were $274.6 million and $252.9 million at December 31, 2020 and 2019, respectively. Key assumptions used in measuring the fair value of CSRs as of December 31, 2020 and 2019 include a conditional prepayment rate of 9.66% and 12.25% and a discount rate of 9.46% and 11.70%, respectively.

NOTE 11 - Goodwill and Intangible Assets
    A summary of goodwill and intangible assets at December 31, 2020 and 2019, is as follows:

(In Thousands)	2020	2019
Intangible assets:
Goodwill	$15,017	$15,017
Core deposit intangible	79	127
Trade name intangible	950	950
Total	$16,046	$16,094

    The Company performed goodwill impairment testing at March 31, 2020, December 31, 2020 and December 31, 2019 in accordance with the policy described in Note 1 to the financial statements. The Company's policy dictates that the Company will perform interim impairment testing when a triggering event occurs. The Company performed the interim impairment test as of March 31, 2020 using a discounted cash flow approach. The estimated fair value of each of the Company's segments exceeded its carrying value as of March 31, 2020, and management therefore concluded that no impairment existed at that time.
At December 31, 2020, the Company performed its annual impairment test using a quantitative assessment. The Company estimated the fair value of the Company using two valuation methodologies including a control premium approach and a discounted cash flow approach. We then compared the estimated fair value of each segment to the carrying value at December 31, 2020 and concluded that no impairment existed at that time.
    The Company recorded amortization expense of its intangible assets of $48,000, $60,000, and $70,000 for the years ended December 31, 2020, 2019, and 2018, respectively.  Accumulated amortization for intangible assets was $6.0 million and $5.9 million at December 31, 2020 and 2019.
    The future amortization expense required on these assets is as follows:

(In Thousands)
2021	$37
2022	25
2023	14
2024	3
2025	—
Thereafter	—
Total	$79

NOTE 12 – Leases
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

    As of December 31, 2020, the Company has operating lease ROU assets of $12.4 million and operating lease liabilities of $12.4 million. As of December 31, 2019, the Company has operating lease ROU assets of $14.3 million and operating lease liabilities of $14.2 million. The Company does not have any agreements that are classified as finance leases.

    The following table presents additional information about the Company's operating leases:

(In Thousands)	2020	2019
Lease Cost
Operating lease cost(1)	$2,819	$2,704
Short term lease cost(1)	35	35
Total lease cost	$2,854	$2,739

Other information
Operating leases - operating cash flows	$2,681	$2,684
Weighted average lease term - operating leases, in years	10.72	10.82
Weighted average discount rate - operating leases	3.29%	3.32%
(1)Expenses are classified within occupancy expense on the Consolidated Statements of Income.

    The table below reconciles the remaining undiscounted cash flows for the next five years for each twelve-month period presented and the total of the subsequent remaining years to the operating lease liabilities recorded on the balance sheet:

(In Thousands)	Operating Leases
2021	$2,619
2022	2,215
2023	1,925
2024	1,795
2025	1,732
Thereafter	4,875
Total minimum lease payments	$15,161
Less: amount of lease payment representing interest	(2,783)
Present value of future minimum lease payments	$12,378

NOTE 13 - Other Assets
    A summary of other assets as of December 31, 2020 and 2019, is as follows:

(In Thousands)	2020	2019
Other assets:
Investment in Low Income Housing Partnerships	$24,142	$27,841
Accrued interest receivable	7,979	4,512
Interest rate swaps not designated as hedging instruments	7,387	2,950
Bank owned life insurance, net	6,520	6,393
Taxes receivable	4,083	1,429
Interest rate lock commitments	4,034	810
Software	3,905	4,590
Equity method investments	2,462	2,232
Prepaid expenses	2,404	1,649
Deferred taxes, net	1,980	2,535
Commercial servicing rights	1,310	1,214
Repossessed assets	231	231
Other assets	2,051	1,690
Total	$68,488	$58,076
Equity Method Investments: The Company applies the equity method of accounting for the following related entities:
•The Company owns a 24% interest in PWA, an investment advisory, trust, and wealth management business located in Seattle, Washington.
•The Company owns a 30% interest in Homestate Mortgage Company, LLC, a mortgage origination business located in Anchorage, Alaska.
Low Income Housing Partnerships: The following table shows the Company's commitments to invest in various low income housing tax credit partnerships. The Company earns a return on its investments in the form of tax credits and deductions that flow through to it as a limited partner in these partnerships.  The Company recognized amortization expense of $3.5 million, $2.7 million, and $2.7 million in 2020, 2019, and 2018, respectively.  The Company expects to fund its remaining $9.9 million in commitments on these investments through 2030.

(In Thousands)	Date of original commitment	Years over which tax benefits are earned	Original commitment amount	Less: life to date contributions	Remaining commitment amount
USA 57	December 2006	15	3,000	(3,000)	—
WNC	December 2012	16	2,500	(2,500)	—
R4 - Coronado	March 2013	17	10,729	(10,616)	113
R4 - MVV	May 2014	17	8,528	(8,328)	200
R4 - PJ33	June 2016	17	6,835	(6,512)	323
R4 - Coronado II	July 2019	17	7,282	(1,665)	5,617
R4 - Duke Apartments	November 2019	17	3,985	(372)	3,613
Total			$42,859	($32,993)	$9,866

NOTE 14 - Deposits
Deposits: At December 31, 2020, the scheduled maturities of certificates of deposit are as follows:

(In Thousands)
2021	$128,970
2022	37,347
2023	6,890
2024	495
2025	135
Thereafter	1,794
Total	$175,631

    The Company offers the Certificate of Deposit Account Registry Service® (CDARS®) and Insured Cash Sweep® (ICS®) service as a member of Promontory Interfinancial Network, LLCSM (Network). When a Network member places a deposit using CDARS, that certificate of deposit is divided into amounts under the standard FDIC insurance maximum ($250,000) and is allocated among member banks, making the large deposit eligible for FDIC insurance. The ICS service allows the Company to place customers’ funds through the Network into demand deposit accounts and/or money market accounts at FDIC-insured banks that are also members of the ICS Network in increments below the standard FDIC insurance maximum ($250,000) so that both principal and interest are eligible for FDIC insurance. In addition to customer deposit placement, the CDARS and ICS service also allows placement of the Bank's own investment dollars. The Company had $9.4 million CDARS certificates of deposits and $86.5 million ICS deposits at December 31, 2020 and $1.2 million CDARS certificates of deposits and $44.5 million ICS deposits at December 31, 2019.
    At December 31, 2020 and 2019, the Company held $4.6 million and $1.6 million, in deposits for related parties, including directors, executive officers, and their affiliates.
Interest expense:     Interest expense on deposits is presented below:

(In Thousands)	2020	2019	2018
Interest-bearing demand accounts	$108	$182	$8
Money market accounts	1,222	1,435	855
Savings accounts	717	1,083	744
Certificates of deposit $250,000 and greater	1,823	1,310	472
Certificates of deposit less than $250,000	1,409	951	228
Total	$5,279	$4,961	$2,307

NOTE 15 - Borrowings
    The Company has a maximum line of credit with the FHLB approximating 45% of eligible assets.  FHLB advances are subject to collateral criteria that require the Company to pledge assets under a blanket pledge arrangement as collateral for its borrowings from the FHLB.  Based on assets currently pledged and advances currently outstanding at December 31, 2020, the Company's available borrowing line is $232.7 million, representing approximately 11% of total assets. Additional advances of up to 45% of eligible assets, or $946.2 million, are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.  The Company has outstanding FHLB advances of $14.8 million and $8.9 million as of December 31, 2020 and 2019, respectively, which were originated to match fund low income housing projects that qualify for long-term fixed interest rates. These advances have original terms of either 18 or 20 years with 30 year amortization periods and fixed interest rates ranging from 1.23% to 3.25%.
    The Federal Reserve Bank is holding $79.5 million of loans as collateral to secure available borrowing lines through the discount window of $46.4 million at December 31, 2020.  There were no discount window advances outstanding at December 31, 2020 and 2019.  The Company paid less than $1,000 in interest in 2020 and 2019 on this agreement. The

Company utilized the Federal Reserve Bank's PPPLF to fund SBA PPP loans during the second quarter of 2020, but has repaid those funds in full as of June 30, 2020. This advance had an interest rate of 0.35%.
    The Company is subject to provisions under Alaska state law, which generally limit the amount of the Bank's outstanding debt to 35% of total assets or $736.0 million at December 31, 2020 and 15% of total assets $244.7 million at December 31, 2019.
    Securities sold under agreements to repurchase were zero for both December 31, 2020 and 2019.  The average balance outstanding of securities sold under agreement to repurchase during 2020 and 2019 was zero and $15.2 million, respectively, and the maximum outstanding at any month-end was zero and $36.6 million, respectively, during the same time periods.  The securities sold under agreement to repurchase were held by the FHLB under the Company’s control.
    The future principal payments that are required on the Company’s borrowings as of December 31, 2020, are as follows:

(In Thousands)
2021	$312
2022	412
2023	421
2024	431
2025	441
Thereafter	12,800
Total	$14,817

    The Company recognized interest expense of $387,000, $291,000, and $273,000 on borrowings and securities sold under repurchase agreements in 2020, 2019, and 2018, respectively. The average interest rates paid on long-term debt in the same periods was 3.12%, 3.39%, and 3.39%, respectively.

NOTE 16 - Junior Subordinated Debentures
    In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”).  These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.  All of the common securities of Trust 2 are owned by the Company.  The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company.  Trust 2 is not consolidated in the Company’s financial statements in accordance with GAAP; therefore, the Company has recorded its investment in Trust 2 as an other asset and the subordinated debentures as a liability.  The debentures, which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security.  The interest rate on these debentures was 1.59% at December 31, 2020.  The interest cost to the Company on these debentures was $219,000, $398,000, and $368,000 in 2020, 2019, and 2018, respectively.  The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2.  The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture.  The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011.  As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

NOTE 17 – Accumulated Other Comprehensive Income (Loss)
    The following table shows changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2020, 2019, and 2018:

(In Thousands)	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivatives and hedging	Total

Balance at December 31, 2017	($454)	$184	($270)
Other comprehensive income (loss), net of tax expense of $210	(482)	423	(59)
Reclassification for cumulative effect of adoption of accounting principles related to fair value measurement of equity securities	(191)	—	(191)
Balance at December 31, 2018	($1,127)	$607	($520)
Other comprehensive income (loss), net of tax benefit of $(757)	2,092	(1,141)	951
Balance at December 31, 2019	$965	($534)	$431
Other comprehensive income (loss), net of tax expense of $1,600	294	(707)	(413)
Balance at December 31, 2020	$1,259	($1,241)	$18

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

The following presents other operating income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2020, 2019 and 2018:

(In Thousands)	December 31,
Other operating income	2020	2019	2018
In-scope of Topic 606:
Bankcard fees	$2,837	$2,976	$2,811
Service charges on deposit accounts	1,102	1,557	1,508
Other	1,528	1,664	1,592
Other operating income (in-scope of Topic 606)	$5,467	$6,197	$5,911
Other operating income (out-of-scope of Topic 606)	57,861	31,149	26,256
Total other operating income	$63,328	$37,346	$32,167

    Gains on the sale of OREO are also within the scope of Topic 606 and are recorded within other operating expense on the Company's Consolidated Statements of Income. Gains on the sale of OREO properties were $391,000, $380,000, and $3,000 for the years ended December 31, 2020, 2019, and 2018, respectively.

NOTE 19 - Employee Benefit Plans
    Employees of the Company are eligible to participate in the Company's 401(k) plan immediately upon date of hire. Employees may elect to have a portion of their salary contributed to the 401(k) plan in accordance with Section 401(k) of the Internal Revenue Code of 1986. The Company provides for a mandatory $1.00 match for each $1.00 contributed by employees of Northrim Bank up to 5.5% of the employee’s eligible salary.  The Company provides for a mandatory $1.00 match for each $1.00 contributed by employees of RML up to 2% of the employee’s eligible salary. Northrim Bank or RML may increase the matching contribution at the discretion of the Board of Directors. The Company expensed $1.7 million, $1.4 million, and $1.4 million, in 2020, 2019, and 2018, respectively, for 401(k) contributions and included this expense in "Salaries and other personal expense" in the Consolidated Statements of Income.
    On July 1, 1994, Northrim Bank implemented a Supplemental Executive Retirement Plan for executive officers of Northrim Bank whose retirement benefits under the 401(k) plan have been limited under provisions of the Internal Revenue Code. Contributions to this plan totaled $290,000, $262,000, and $247,000, in 2020, 2019, and 2018, respectively.  These expenses are included in "Salaries and other personnel expense" in the Consolidated Statements of Income.  At December 31,

2020 and 2019, the balance of the accrued liability for this plan was included in "Other liabilities" and totaled $2.1 million and $2.1 million, respectively.
    RML has established a Supplemental Executive Retirement Plan ("SERP"), under which RML has agreed to make payment to certain key executives, based on contributions made by RML to the plan and a variable rate of return. The SERP's assets primarily consist of the cash surrender value of life insurance policies. Contributions and earnings made to the participant accounts to the SERP are vested over ten years. The Company recorded expenses of $997,000, $580,000, and $489,000 in 2020, 2019, and 2018, respectively. RML's recorded obligation under the SERP amounted to $2.6 million and $2.8 million at December 31, 2020 and 2019, respectively, and was included in "Other liabilities".
    In February of 2002, Northrim Bank implemented a non-qualified deferred compensation plan in which certain of the executive officers participate.  Northrim Bank's net liability under this plan is dependent upon market gains and losses on assets held in the plan.  Northrim Bank recognized an increase in its liability of $78,000 in 2020, an increase in its liability of $36,000 in 2019, and an increase in its liability of $52,000 in 2018.  These changes are included in "Salaries and other personnel expense" in the Consolidated Statements of Income.  At December 31, 2020 and 2019, the balance of the accrued liability for this plan was included in "Other liabilities" and totaled $1.6 million and $1.6 million, respectively.
    In November of 2011, Northrim Bank implemented a Profit Sharing Plan.  All employees of the Bank employed on the last day of the calendar year are eligible and will participate in the Profit Sharing Plan. The aggregate amount to be paid to employees under the Profit Sharing Plan is determined using Company-wide performance goals that are established by the Compensation Committee of the Board of Directors.  If the performance goals are met for the year, profit sharing for the period is calculated based on a formula that is also approved by the Compensation Committee each year. The Compensation Committee has complete discretion to designate an employee as ineligible for profit sharing, or to adjust the amount of profit share payments by individual employee or in aggregate. The Compensation Committee approved management’s recommendation based upon the calculated payout under the Profit Sharing Plan’s methodology resulting in aggregate payouts of $3.7 million, $2.9 million, and $1.3 million for 2020, 2019, and 2018, respectively.

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

(In Thousands)	2020	2019
Off-balance sheet commitments:
Commitments to extend credit	$375,065	$301,911
Commitments to originate loans held for sale	$150,276	$48,796
Standby letters of credit	$2,333	$2,006

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
    Mortgage loans sold to investors may be sold with servicing rights released, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. In the past two years, the Company has had to repurchase one loan due to deficiencies in underwriting or loan documentation and has not realized significant losses related to this loans. Management believes that any liabilities that may result from such recourse provisions are not significant.
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
    Total unfunded commitments were $527.7 million and $352.7 million at December 31, 2020 and 2019, respectively. The Company does not expect that all of these commitments are likely to be fully drawn upon at any one time. The Company has a reserve for losses related to these commitments and letters of credit that is recorded in "Other liabilities" on the Consolidated Balance Sheets. The reserve was $187,000 and $152,000 as of December 31, 2020 and 2019, respectively.
    Capital Expenditures and Commitments: At December 31, 2020, the Company has capital commitments related to the planned improvements of two of the Company’s existing branches, as well as a new branch location. At December 31, 2020 the Company considers these commitments to be immaterial. There were no other material changes outside of the ordinary course of business to any of our material contractual obligations during 2020.

NOTE 21 - Derivatives
Interest rate swaps related to community banking activities
    The Company enters into interest rate swaps with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution (“counterparty”). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $10.7 million and $4.7 million in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements as of December 31, 2020 and 2019, respectively.
    The Company had interest rate swaps with an aggregate notional amount of $196.0 million and $94.4 million at December 31, 2020 and 2019, respectively. At December 31, 2020, the notional amount of interest rate swaps is made up of sixteen variable to fixed rate swaps to commercial loan customers totaling $98.0 million, and sixteen fixed to variable rate swap with a counterparty totaling $98.0 million. Changes in fair value from these thirty-two interest rate swaps offset each other in 2020 and 2019. The Company recognized $949,000, $964,000, and $84,000 in fee income related to interest rate swaps in 2020 and 2019, and 2018, respectively. Interest rate swap income is recorded in "Other income" on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
    The Company has an interest rate swap to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Trust 2 at 3.72% through its maturity date. The floating rate that the dealer pays is equal to the three month LIBOR plus 1.37%, which reprices quarterly on the payment date. This rate was 1.59% as of December 31, 2020. The Company pledged $2.9 million and $1.3 million in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of December 31, 2020 and 2019, respectively. Changes in the fair value of this interest rate swap are reported in other comprehensive income. The unrealized loss on this interest rate swap was $1.7 million and $534,000 as of December 31, 2020 and 2019, respectively.
Interest rate swaps related to home mortgage lending activities
    The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as "interest rate lock commitments". The Company also hedges the interest rate risk associated with its residential mortgage loan commitments using interest rate swaps, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. At December 31, 2020 and 2019, RML had commitments to originate mortgage loans held for sale totaling $150.3 million and $48.8 million, respectively. Changes in the value of RML's interest rate derivatives are recorded in "Mortgage banking income" on the Consolidated Statements of Income. None of these home mortgage lending derivatives are designated as hedging instruments.

    The following table presents the fair value of derivatives not designated as hedging instruments:

(In Thousands)	Asset Derivatives
		December 31, 2020	December 31, 2019
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$7,387	$2,950
Interest rate lock commitments	Other assets	4,034	810
Total		$11,421	$3,760

(In Thousands)	Liability Derivatives
		December 31, 2020	December 31, 2019
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$7,387	$2,950
Retail interest rate contracts	Other liabilities	880	71
Total		$8,267	$3,021
    The following table presents the net gains (losses) of derivatives not designated as hedging instruments:

(In Thousands)	Income Statement Location	December 31, 2020	December 31, 2019

Retail interest rate contracts	Mortgage banking income	($7,980)	($922)
Interest rate lock commitments	Mortgage banking income	3,062	(170)
Total		($4,918)	($1,092)
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

    The following table summarizes the derivatives that have a right of offset as of December 31, 2020 and 2019:

December 31, 2020				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$7,387	$—	$7,387	$—	$—	$7,387

Liability Derivatives
Interest rate swaps	$7,387	$—	$7,387	$—	$7,387	$—
Retail interest rate contracts	880	—	880	—	—	880

December 31, 2019				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$2,950	$—	$2,950	$—	$—	$2,950

Liability Derivatives
Interest rate swaps	$2,950	$—	$2,950	$—	$2,950	$—
Retail interest rate contracts	71	—	71	—	—	71

NOTE 22 - Common Stock
    Quarterly cash dividends were paid aggregating to $8.8 million, $8.5 million, and $7.1 million, or $1.38 per share, $1.26 per share, and $1.02 per share, in 2020, 2019, and 2018, respectively.  On February 25, 2021, the Board of Directors declared a $0.37 per share cash dividend payable on March 19, 2021, to shareholders of record on March 11, 2021.  Federal and State regulations place certain limitations on the payment of dividends by the Company.
    In January 2020, the Company’s Board of Directors approved a plan whereby it would periodically repurchase for cash up to approximately 5% of its shares of common stock in the open market. At December, 31, 2020, there were no shares available under the stock repurchase program. However, on February 1, 2021 the Company announced that its Board of Directors authorized the repurchase of up to an additional 313,000 shares of common stock. The Company intends to continue to repurchase its stock from time to time depending upon market conditions. The Company can make no assurances that it will continue this program or that it will authorize additional shares for repurchase.  During 2020, 2019 and 2018, 327,000, 347,676 and 15,468 shares were repurchased, respectively.

NOTE 23 - Stock-Based Compensation
    The Company adopted the 2020 Stock Option Plan (“2020 Plan”) following shareholder approval of the 2020 Plan at the 2020 Annual Meeting.  Subsequent to the adoption of the 2020 Plan, no additional grants may be issued under the prior plans.  The 2020 Plan provides for grants of up to 325,000 shares, which includes any shares subject to stock awards under the previous stock option plans.

    Stock Options:  Under the 2020 Plan and previous plans, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted. Optionees, at their own discretion, may pay cash to cover the cost of exercise, may cover the cost of exercise through the exchange at the then fair value of already owned shares of the Company’s stock, or they may cover the cost of exercise through net settlement of a portion of the stock options exercised in satisfaction of the exercise price and applicable tax withholding requirements. The two latter options are referred to as cashless stock option exercises. Options are granted for a 10-year period and vest on a pro-rata basis over the initial three years from the grant date.
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
    The following assumptions were used to determine the fair value of stock options as of the grant date to determine compensation expense for the years ended December 31, 2020, 2019, and 2018:

Stock Options:	2020	2019	2018
Grant date fair value	$6.55	$5.34	$7.69
Expected life of options	8 years	8 years	8 years
Risk-free interest rate	0.79%	1.74%	3.01%
Dividend yield rate	4.55%	4.11%	2.91%
Price volatility	35.44%	24.34%	23.47%

    The following table summarizes stock option activity during 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life, in Years

Outstanding at January 1, 2020	158,620	$30.45
Granted	20,173	32.09
Forfeited	—	—
Exercised	—	—
Outstanding at December 31, 2020	178,793	$30.64	6.29

    At December 31, 2020, 2019, and 2018, there were 136,038, 112,319, and 100,824 options exercisable, with weighted average exercise prices of $29.42, $28.17, and $26.50, respectively.
    The aggregate intrinsic value of the stock options is the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on December 31, 2020 and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on December 31, 2020.  This amount changes based on the fair value of the Company’s stock.  The total intrinsic value of options outstanding and exercisable as of December 31, 2020, 2019, and 2018 was $682,000, $1.1 million, and $646,000, respectively. The total intrinsic value of options exercised for the years ended December 31, 2020, 2019, and 2018 was zero, $203,000, and $383,000, respectively.
    As noted above, the Company allows stock options to be exercised through cash or cashless transactions. In 2020, 2019, and 2018 the Company received cash of zero, zero, and $195,000, respectively, for cash stock option exercises. In 2020, 2019, and 2018 the Company net settled zero, $282,000, and $193,000 respectively, for cashless stock option exercises.  The Company withheld zero, $317,000, and $227,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in 2020, 2019, and 2018, respectively.
    For the years ended December 31, 2020, 2019 and 2018, the Company recognized $148,000, $143,000, and $183,000, respectively, in stock option compensation expense as a component of "Salaries and other personnel expense".  As of

December 31, 2020, there was approximately $258,000 of total unrecognized compensation expense related to non-vested options, which is expected to be recognized over the weighted-average vesting period of 2.2 years.
    Restricted Stock Units:  Under the 2020 Plan and previous plans, the Company grants restricted stock units to certain key employees periodically.  Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period.
    The following table summarizes restricted stock unit activity during 2020:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life, in Years

Outstanding at January 1, 2020	71,952	$34.16
Granted	22,709	32.09
Dividend equivalents awarded	3,688	27.65
Vested	(25,532)	29.75
Forfeited	—	—
Outstanding at December 31, 2020	72,817	$33.33	2.21

    The total intrinsic value of restricted stock units vested for the years ended December 31, 2020, 2019, and 2018 was $735,000, $906,000, and $654,000, respectively.
    For the years ended December 31, 2020, 2019 and 2018, the Company recognized $795,000, $689,000, and $633,000, respectively, in restricted stock unit compensation expense as a component of "Salaries and other personnel expense".  As of December 31, 2020, there was approximately $1.5 million of total unrecognized compensation expense related to non-vested options, which is expected to be recognized over the weighted-average vesting period of 2.2 years.

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

    The tables below illustrate the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements.  The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.  The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offerings that the Company completed in the fourth quarter of 2005 are included in the Company’s capital for regulatory purposes although they are accounted for as a liability in its financial statements.  The trust preferred securities are not included in the Bank's capital ratios.

Northrim BanCorp, Inc.	Actual		Adequately-Capitalized		Well-Capitalized
(In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Common equity tier 1 capital (to risk-weighted assets)	$205,717	13.75%	$67,326	≥ 4.5%	NA	NA
Total Capital (to risk-weighted assets)	$234,363	15.46%	$121,275	≥ 8%	NA	NA
Tier I Capital (to risk-weighted assets)	$215,380	14.20%	$91,006	≥ 6%	NA	NA
Tier I Capital (to average assets)	$215,380	10.25%	$84,051	≥ 4%	NA	NA
As of December 31, 2019:
Common equity tier 1 capital (to risk-weighted assets)	$190,807	13.69%	$62,720	≥ 4.5%	NA	NA
Total Capital (to risk-weighted assets)	$217,912	15.63%	$111,535	≥ 8%	NA	NA
Tier I Capital (to risk-weighted assets)	$200,465	14.38%	$83,643	≥ 6%	NA	NA
Tier I Capital (to average assets)	$200,465	12.41%	$64,614	≥ 4%	NA	NA
Northrim Bank	Actual		Adequately-Capitalized		Well-Capitalized
(In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Common equity tier 1 capital (to risk-weighted assets)	$178,532	11.89%	$67,569	≥ 4.5%	$97,599	≥ 6.5%
Total Capital (to risk-weighted assets)	$197,233	13.13%	$120,172	≥ 8%	$150,216	≥ 10%
Tier I Capital (to risk-weighted assets)	$178,429	11.88%	$90,116	≥ 6%	$120,154	≥ 8%
Tier I Capital (to average assets)	$178,429	8.55%	$83,476	≥ 4%	$104,344	≥ 5%
As of December 31, 2019:
Common equity tier 1 capital (to risk-weighted assets)	$165,963	11.98%	$62,340	≥ 4.5%	$90,047	≥ 6.5%
Total Capital (to risk-weighted assets)	$183,299	13.24%	$110,755	≥ 8%	$138,443	≥ 10%
Tier I Capital (to risk-weighted assets)	$165,963	11.98%	$83,120	≥ 6%	$110,827	≥ 8%
Tier I Capital (to average assets)	$165,963	10.36%	$64,078	≥ 4%	$80,098	≥ 5%

    As of the most recent notification from its regulatory agencies, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s regulatory capital category. Management believes, as of December 31, 2020, that the Company and Bank meets all capital adequacy requirements to which they are subject.

    The Company and Bank are required to have a “conservation buffer,” consisting of a common equity Tier 1 capital amount equal to 2.5% of risk-weighted assets. An institution that does not meet the conservation buffer requirement will be subject to restrictions on certain activities including payment of dividends, stock repurchases, and discretionary bonuses to executive officers. Management believes, as of December 31, 2020, that the Company and Bank meet all conservation buffer requirements to which they are subject.

NOTE 25 - Income Taxes
    Components of the provision for income taxes are as follows:

(In Thousands)	Current Tax Expense (Benefit)	Deferred Expense (Benefit)	Total Expense
2020:
Federal	$3,607	$371	$3,978
State	1,891	184	2,075
Amortization of investment in low income housing tax credit partnerships	3,506	—	3,506
Total	$9,004	$555	$9,559
2019:
Federal	$1,078	$476	$1,554
State	977	235	1,212
Amortization of investment in low income housing tax credit partnerships	2,668	—	2,668
Total	$4,723	$711	$5,434
2018:
Federal	($1,549)	$2,017	$468
State	(85)	997	912
Amortization of investment in low income housing tax credit partnerships	2,691	—	2,691
Total	$1,057	$3,014	$4,071

    The actual expense for 2020, 2019, and 2018, differs from the “expected” tax expense (computed by applying the U.S. Federal Statutory Tax Rate of 21% for the years ended December 31, 2020, 2019 and 2018) as follows:

(In Thousands)	2020	2019	2018
Computed “expected” income tax expense	$8,914	$5,486	$5,056
State income taxes, net	1,639	957	720
Tax-exempt interest on investment securities and loans	(256)	(300)	(307)
Amortization of investment in low income housing tax credit partnerships	3,506	2,668	2,691
Low income housing credits	(3,168)	(2,721)	(2,821)
Revaluation of deferred tax assets	—	—	(470)
Other	(1,076)	(656)	(798)
Total	$9,559	$5,434	$4,071

    The components of the net deferred tax asset are as follows:

(In Thousands)	2020	2019	2018
Deferred Tax Asset:
Allowance for loan losses	$5,772	$5,190	$5,313
Other real estate owned	69	58	160
Deferred compensation	1,130	1,224	1,121
Equity compensation	481	429	435
Loan discount	93	98	79
Fair market value adjustment on certificates of deposit	76	100	123
Operating lease liabilities	3,519	4,045	—
Other	2,330	1,866	1,069
Total Deferred Tax Asset	$13,470	$13,010	$8,300

Deferred Tax Liability:
Intangible amortization	($1,022)	($587)	($288)
Mortgage servicing rights	(3,530)	(3,767)	(3,424)
Depreciation and amortization	(2,066)	(1,848)	(1,873)
FHLB stock repurchase and dividends	(30)	(174)	(178)
Operating lease right-of-use assets	(3,537)	(4,067)	—
Loan fees, net of costs	(635)	741	818
Unrealized loss on available for sale investment securities, net	(187)	(384)	270
Other	(483)	(389)	(379)
Total Deferred Tax Liability	($11,490)	($10,475)	($5,054)
Net Deferred Tax Asset	$1,980	$2,535	$3,246
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
    As of December 31, 2020, the Company had no unrecognized tax benefits. In 2020 the Company reversed an accrual of $454,000 for a potential increase in tax expense related to an audit that was performed in 2018 by the State of Alaska for tax years 2014-2016. The Company has appealed the State of Alaska's decision on this matter and reversed this accrual in the second quarter of 2020 because the Company believes that it is more likely than not that the court will rule in the Company's favor. In 2019 the Company reversed an accrual of $250,000 related to interest and penalties that was recognized in 2018.
The tax years subject to examination by federal taxing authorities are the years ending December 31, 2020, 2019, 2018, and 2017. The tax years subject to examination by the State of Alaska are the years ending December 31, 2020, 2019, 2018, 2017, 2016 and 2015.

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

Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2020, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Company has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.

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

    Estimated fair values as of the periods indicated are as follows:

	December 31, 2020		December 31, 2019
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$115,965	$115,965	$95,424	$95,424
Investment securities available for sale	58,865	58,865	75,456	75,456
Marketable equity securities	9,052	9,052	7,945	7,945

Level 2 inputs:
Investment securities available for sale	188,768	188,768	200,682	200,682
Investment in Federal Home Loan Bank Stock	2,551	2,551	2,138	2,138
Accrued interest receivable	7,979	7,979	4,512	4,512
Interest rate swaps	7,387	7,387	2,950	2,950

Level 3 inputs:
Investment securities held to maturity	10,000	10,000	—	—
Loans and loans held for sale	1,590,229	1,560,357	1,111,205	1,095,031
Purchased receivables, net	13,922	13,922	24,373	24,373
Interest rate lock commitments	4,034	4,034	810	810
Mortgage servicing rights	11,218	11,218	11,920	11,920
Commercial servicing rights	1,310	1,310	1,214	1,214

Financial liabilities:
Level 2 inputs:
Deposits	$1,824,981	$1,826,990	$1,372,351	$1,373,647
Borrowings	14,817	15,538	8,891	9,216
Accrued interest payable	65	65	23	23
Interest rate swaps	9,122	9,122	3,484	3,484
Retail interest rate contracts	880	880	71	71
Level 3 inputs:
Junior subordinated debentures	10,310	10,475	10,310	11,000

    The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$174,601	$37,548	$137,053	$—
Municipal securities	856	—	856	—
Corporate bonds	30,492	21,317	9,175	—
Collateralized loan obligations	41,684	—	41,684	—
Total available for sale securities	$247,633	$58,865	$188,768	$—
Marketable equity securities	$9,052	$9,052	$—	$—
Total marketable equity securities	$9,052	$9,052	$—	$—
Corporate bonds	$10,000	$—	$—	$10,000
Total held to maturity securities	$10,000	$—	$—	$10,000
Interest rate swaps	$7,387	$—	$7,387	$—
Interest rate lock commitments	4,034	—	—	4,034
Mortgage servicing rights	11,218	—	—	11,218
Commercial servicing rights	1,310	—	—	1,310
Total other assets	$23,949	$—	$7,387	$16,562
Liabilities:
Interest rate swaps	$9,122	$—	$9,122	$—
Retail interest rate contracts	880	—	880	—
Total other liabilities	$10,002	$—	$10,002	$—
December 31, 2019
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$211,852	$57,480	$154,372	$—
Municipal securities	3,297	—	3,297	—
Corporate bonds	35,066	17,976	17,090	—
Collateralized loan obligations	25,923	—	25,923	—
Total available for sale securities	$276,138	$75,456	$200,682	$—
Marketable equity securities	$7,945	$7,945	$—	$—
Total marketable equity securities	$7,945	$7,945	$—	$—
Interest rate swaps	$2,950	$—	$2,950	$—
Interest rate lock commitments	810	—	—	810
Mortgage servicing rights	11,920	—	—	11,920
Commercial servicing rights	1,214	—	—	1,214
Total other assets	$16,894	$—	$2,950	$13,944
Liabilities:
Interest rate swaps	$3,484	$—	$3,484	$—
Retail interest rate contracts	71	—	71	—
Total other liabilities	$3,555	$—	$3,555	$—

    The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2020 and 2019:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance
December 31, 2020
Investment securities held to maturity	$—	$—	$10,000	$—	$10,000
Interest rate lock commitments	810	(5,680)	49,186	(40,282)	4,034
Mortgage servicing rights	11,920	(5,526)	4,824	—	11,218
Commercial servicing rights	1,214	(99)	195	—	1,310
Total	$13,944	($11,305)	$64,205	($40,282)	$26,562
December 31, 2019
Interest rate lock commitments	$978	($1,942)	$15,904	($14,130)	$810
Mortgage servicing rights	10,821	(2,608)	3,707	—	11,920
Commercial servicing rights	1,030	6	178	—	1,214
Total	$12,829	($4,544)	$19,789	($14,130)	$13,944

    During 2020 and 2019, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis, except for certain assets as shown in the following table.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Loans measured for impairment	$308	$—	$—	$308
Total	$308	$—	$—	$308
December 31, 2019
Loans measured for impairment	$561	$—	$—	$561
Total	$561	$—	$—	$561

    The following table presents the (income) losses resulting from nonrecurring fair value adjustments for the periods ended December 31, 2020, 2019 and 2018, respectively:

(In Thousands)	2020	2019	2018
Loans measured for impairment	($4)	$3	($952)
Other operating expense - impairment on equity method investment	—	—	804
Total (income) loss from nonrecurring measurements	($4)	$3	($148)

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
    The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value at December 31, 2020 and 2019:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average or Rate Range
December 31, 2020
Loans measured for impairment	In-house valuation of collateral	Discount rate	30%
Interest rate lock commitment	External pricing model	Pull through rate	90.65%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	7.77% - 13.17%
		Discount rate	7.75%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	7.38% - 9.94%
		Discount rate	9.46%
December 31, 2019
Loans measured for impairment	In-house valuation of collateral	Discount rate	25%
Interest rate lock commitment	External pricing model	Pull through rate	92.65%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	9.11% - 9.87%
		Discount rate	8.51% - 10.47%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	7.64% - 15.67%
		Discount rate	11.70%

NOTE 27 - Segment Information
    The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of December 31, 2020, the Community Banking segment operated 16 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
    Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

December 31, 2020
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$73,435	$3,281	$76,716
Interest expense	5,788	263	6,051
Net interest income	67,647	3,018	70,665
Provision for loan losses	2,432	—	2,432
Other operating income	10,693	52,635	63,328
Other operating expense	57,614	31,500	89,114
Income before provision for income taxes	18,294	24,153	42,447
Provision for income taxes	2,694	6,865	9,559
Net income	$15,600	$17,288	$32,888

Total assets	$1,935,871	$185,927	$2,121,798
Loans held for sale	$—	$146,178	$146,178

December 31, 2019
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$67,770	$2,313	$70,083
Interest expense	4,569	1,072	5,641
Net interest income	63,201	1,241	64,442
Benefit for loan losses	(1,175)	—	(1,175)
Other operating income	13,145	24,201	37,346
Compensation expense, RML acquisition payments	468	—	468
Other operating expense	54,520	21,850	76,370
Income before provision for income taxes	22,533	3,592	26,125
Provision for income taxes	4,408	1,026	5,434
Net income	$18,125	$2,566	$20,691

Total assets	$1,540,869	$103,127	$1,643,996
Loans held for sale	$—	$67,834	$67,834

December 31, 2018
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$62,097	$2,080	$64,177
Interest expense	2,370	599	2,969
Net interest income	59,727	1,481	61,208
Provision for loan losses	(500)	—	(500)
Other operating income	11,323	20,844	32,167
Other operating expense	49,956	19,844	69,800
Income before provision for income taxes	21,594	2,481	24,075
Provision for income taxes	3,361	710	4,071
Net income	$18,233	$1,771	$20,004

Total assets	$1,443,745	$59,243	$1,502,988
Loans held for sale	$—	$34,710	$34,710

NOTE 28 - Parent Company Information

Balance Sheets at December 31,	2020	2019
(In Thousands)
Assets
Cash and cash equivalents	$24,742	$25,294
Marketable equity securities	9,052	7,945
Investment in Northrim Bank	196,002	183,285
Investment in NISC	1,472	1,530
Investment in NST2	310	310
Taxes receivable, net	1,973	—
Other assets	497	6
Total Assets	$234,048	$218,370
Liabilities
Junior subordinated debentures	$10,310	$10,310
Other liabilities	2,163	943
Total Liabilities	12,473	11,253
Shareholders' Equity
Common stock	6,251	6,559
Additional paid-in capital	41,808	50,512
Retained earnings	173,498	149,615
Accumulated other comprehensive income	18	431
Total Shareholders' Equity	221,575	207,117
Total Liabilities and Shareholders' Equity	$234,048	$218,370

Statements of Income for Years Ended:	2020	2019	2018
(In Thousands)
Income
Interest income	$599	$635	$477
Equity in undistributed earnings from Northrim Bank	33,570	20,680	20,888
Equity in undistributed earnings from NISC	174	218	166
Income (loss) on marketable equity securities	61	911	(625)
Other income	108	44	5
Total Income	$34,512	$22,488	$20,911
Expense
Interest expense	385	389	389
Administrative and other expenses	2,748	2,168	2,524
Total Expense	3,133	2,557	2,913
Income Before Benefit from Income Taxes	31,379	19,931	17,998
Benefit from income taxes	(1,509)	(760)	(2,006)
Net Income	$32,888	$20,691	$20,004

Statements of Cash Flows for Years Ended:	2020	2019	2018
(In Thousands)
Operating Activities:
Net income	$32,888	$20,691	$20,004
Adjustments to Reconcile Net Income to Net Cash:
Gain on sale of securities, net	(98)	—	—
Equity in undistributed earnings from subsidiaries	(33,744)	(20,897)	(20,920)
Change in fair value marketable equity securities	(61)	(911)	625
Stock-based compensation	943	832	816
Changes in other assets and liabilities	(2,118)	8,556	(6,428)
Net Cash Used from Operating Activities	(2,190)	8,271	(5,903)
Investing Activities:
Purchases of marketable equity securities	(1,552)	—	(3,000)
Proceeds from sales/calls/maturities of marketable equity securities	503	229	783
Investment in Northrim Bank, NISC & NST2	21,423	19,488	17,877
Net Cash Provided by Investing Activities	20,374	19,717	15,660
Financing Activities:
Dividends paid to shareholders	(8,844)	(8,512)	(7,064)
Proceeds from issuance of common stock	84	73	243
Repurchase of common stock	(9,976)	(12,569)	(494)
Net Cash Used from Financing Activities	(18,736)	(21,008)	(7,315)
Net change in Cash and Cash Equivalents	(552)	6,980	2,442
Cash and Cash Equivalents at beginning of year	25,294	18,314	15,872
Cash and Cash Equivalents at end of year	$24,742	$25,294	$18,314

NOTE 29 - Quarterly Results of Operations (Unaudited)

2020 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In Thousands Except Per Share Amounts)
Total interest income	$20,579	$19,794	$19,004	$17,339
Total interest expense	1,355	1,500	1,547	1,649
Net interest income	19,224	18,294	17,457	15,690
(Benefit) provision for loan losses	(599)	567	404	2,060
Other operating income	17,732	21,628	17,535	6,433
Other operating expense	24,147	23,506	22,674	18,787
Income before provision for income taxes	13,408	15,849	11,914	1,276
Provision for income taxes	3,308	3,994	2,014	243
Net income	$10,100	$11,855	$9,900	$1,033
Earnings per share, basic	$1.62	$1.87	$1.54	$0.16
Earnings per share, diluted	$1.59	$1.84	$1.52	$0.16

2019 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In Thousands Except Per Share Amounts)
Total interest income	$18,062	$17,837	$17,306	$16,878
Total interest expense	1,652	1,531	1,349	1,109
Net interest income	16,410	16,306	15,957	15,769
(Benefit) provision for loan losses	(150)	(2,075)	300	750
Other operating income	9,735	10,509	9,569	7,533
Compensation expense, RML acquisition payments	468	—	—	—
Other operating expense	20,147	19,324	19,819	17,080
Income before provision for income taxes	5,680	9,566	5,407	5,472
Provision for income taxes	1,100	2,028	1,146	1,160
Net income	$4,580	$7,538	$4,261	$4,312
Earnings per share, basic	$0.70	$1.13	$0.62	$0.63
Earnings per share, diluted	$0.69	$1.11	$0.62	$0.62

2018 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
(In Thousands Except Per Share Amounts)
Total interest income	$17,207	$16,580	$15,595	$14,795
Total interest expense	1,070	761	606	532
Net interest income	16,137	15,819	14,989	14,263
Benefit for loan losses	(200)	—	(300)	—
Other operating income	7,718	8,673	8,314	7,462
Other operating expense	18,300	18,099	16,606	16,795
Income before provision for income taxes	5,755	6,393	6,997	4,930
Provision for income taxes	907	1,129	1,167	868
Net income	$4,848	$5,264	$5,830	$4,062
Earnings per share, basic	$0.70	$0.77	$0.85	$0.59
Earnings per share, diluted	$0.69	$0.75	$0.84	$0.58

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
    Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.  In making this assessment management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.
    Based on our assessment and the criteria discussed above, management believes that, as of December 31, 2020, the Company maintained effective internal control over financial reporting.
    The Company’s independent registered public accounting firm has issued an attestation report on the Company’s effectiveness of internal control over financial reporting.  This report appears under Part II. Item 8 of this report.

ITEM 9B.            OTHER INFORMATION
    None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
    Information concerning the officers and directors of the Company required to be included in this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2021 which will be filed with the Securities and Exchange Commission (the "SEC") within 120 days of our most recently completed fiscal year.

ITEM 11.            EXECUTIVE COMPENSATION
    Information concerning executive compensation and director compensation and certain matters regarding participation in the Company’s compensation committee required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2021 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
    Information concerning the security ownership of certain beneficial owners and management required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2021 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
    Information concerning certain relationships and related transactions required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2021 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES
    Information concerning fees paid to our independent auditors required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2021 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

PART IV

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Financial Statements
(a) The following documents are filed as part of this Annual Report on Form 10-K:
    Consolidated Balance Sheets as of December 31, 2020 and 2019
    Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018
    Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019, and 2018
    Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020, 2019, and 2018
    Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018
    Notes to Consolidated Financial Statements

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
4.1     Description of Securities (Incorporated by reference to Exhibit 4.1 of the Company's Form 10-K for the year ended December 31, 2019, filed with the SEC on March 6, 2020.)
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
10.05   Employment Agreement with Joseph M. Schierhorn dated January 1, 2021 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on January 4, 2021.)
10.06   Employment Agreement with Michael Martin dated January 1, 2021 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on January 4, 2021.)

10.07   Employment Agreement with Jed W. Ballard dated January 1, 2021 (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on January 4, 2021.)
10.08   Employment Agreement with Michael Huston dated January 1, 2021 (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on January 4, 2021.)
10.09   Employment Agreement with Benjamin Craig dated January 1, 2021 (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on January 4, 2021.)
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
10.12     Northrim BanCorp, Inc. 2020 Stock Incentive Plan (Incorporated by reference to Exhibit D to the Company's Proxy Statement filed with the SEC on April 27, 2020.)
21.1     Subsidiaries
23.1     Consent of Moss Adams LLP
24.1     Power of Attorney
31.1     Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2     Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2     Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page for the Company's Annual Report on 10-K for the year ended December 31, 2020 - formatted in Inline XBRL (included in Exhibit 101)

ITEM 16.            FORM 10-K SUMMARY

Not applicable.

Annual Report on Form 10-K
Annual Report Under Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020.
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
The aggregate market value of common stock held by non-affiliates of Northrim BanCorp, Inc. at June 30, 2020, was $156,436,340.
The number of shares of Northrim BanCorp Inc.’s common stock outstanding at March 5, 2021, was 6,192,096.
This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the SEC.  Only those sections of the Annual Report required in the following cross reference index and the information under the caption “Forward Looking Statements” are incorporated into this Form 10-K.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2021.
    Northrim BanCorp, Inc.

By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 5, 2021.
    Principal Executive Officer:

By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President and Chief Executive Officer

    Principal Financial Officer and Principal Accounting Officer:

By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer

Jed W. Ballard, pursuant to the power of attorney filed with this Annual Report on Form 10-K as Exhibit 24.1, has signed this report on March 5, 2021, as attorney-in-fact for the following directors who constitute a majority of the Board of Directors.

Joseph M. Schierhorn	David J. McCambridge
Larry S. Cash	Krystal M. Nelson
Anthony Drabek	John C. Swalling
Karl L. Hanneman	Linda C. Thomas
David W. Karp	David G. Wight
Aaron Schutt	Joseph Marushack

By	/s/ Jed W. Ballard
Jed W. Ballard
as Attorney-in-fact
March 5, 2021

Investor Information
Annual Meeting

Date:	Thursday, May 27, 2021
Time:	9 a.m.
Location:	Live Webcast
www.virtualshareholdermeeting.com/NRIM2021

Stock Symbol
Northrim BanCorp, Inc.’s stock is traded on the Nasdaq Global Select Stock Market under the symbol, NRIM.
Auditor
Moss Adams LLP
Transfer Agent and Registrar
American Stock Transfer & Trust Company: 1-800-937-5449 info@amstock.com
Legal Counsel
Accretive Legal, PLLC
Davis Wright Tremaine LLP

Information Requests
Below are options for obtaining Northrim’s investor information:
•Visit our home page, www.northrim.com, and click on the “About Northrim” and then "Investor Relations" for stock information and copies of earnings and dividend releases.
•If you would like to have investor information mailed to you, please call our Corporate Secretary at (907) 562-0062.
Written requests should be mailed to the following address:
Corporate Secretary
Northrim Bank
P.O. Box 241489
Anchorage, Alaska 99524-1489

Telephone: (907) 562-0062
Fax: (907) 562-1758
Web site: http://www.northrim.com