Form 10-Q
period 2021-03-31
NORTHRIM BANCORP INC
filed 2021-05-05
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☒ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
☐ Yes  ☒ No

The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at May 5, 2021 was 6,206,913.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2021	December 31, 2020
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$20,332	$23,304
Interest bearing deposits in other banks	183,258	92,661
Investment securities available for sale, at fair value	303,810	247,633
Marketable equity securities	9,471	9,052
Investment securities held to maturity, at amortized cost	20,000	10,000
Total portfolio investments	333,281	266,685

Investment in Federal Home Loan Bank stock	3,116	2,551
Loans held for sale	116,128	146,178
Loans	1,548,924	1,444,050
Allowance for credit losses	(14,764)	(21,136)
Net loans	1,534,160	1,422,914
Purchased receivables, net	11,818	13,922
Mortgage servicing rights, at fair value	11,657	11,218
Other real estate owned, net	7,563	7,289
Premises and equipment, net	38,171	38,102
Operating lease right-of-use assets	11,934	12,440
Goodwill	15,017	15,017
Other intangible assets, net	1,020	1,029
Other assets	63,788	68,488
Total assets	$2,351,243	$2,121,798
LIABILITIES
Deposits:
Demand	$762,793	$643,825
Interest-bearing demand	524,373	459,095
Savings	325,625	308,725
Money market	253,934	237,705
Certificates of deposit less than $250,000	105,374	92,047
Certificates of deposit $250,000 and greater	79,218	83,584
Total deposits	2,051,317	1,824,981
Borrowings	14,749	14,817
Junior subordinated debentures	10,310	10,310
Operating lease liabilities	11,883	12,378
Other liabilities	31,532	37,737
Total liabilities	2,119,791	1,900,223
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,206,913 and 6,251,004 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	6,207	6,251
Additional paid-in capital	39,642	41,808
Retained earnings	185,766	173,498
Accumulated other comprehensive (loss) income, net of tax	(163)	18
Total shareholders' equity	231,452	221,575
Total liabilities and shareholders' equity	$2,351,243	$2,121,798
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(In Thousands, Except Per Share Data)	2021	2020
Interest and Dividend Income
Interest and fees on loans and loans held for sale	$19,424	$15,359
Interest on investment securities available for sale	778	1,622
Dividends on marketable equity securities	87	102
Interest on investment securities held to maturity	246	—
Dividends on Federal Home Loan Bank stock	23	20
Interest on deposits in other banks	38	236
Total Interest Income	20,596	17,339
Interest Expense
Interest expense on deposits	949	1,484
Interest expense on borrowings	60	71
Interest expense on junior subordinated debentures	94	94
Total Interest Expense	1,103	1,649
Net Interest Income	19,493	15,690
(Benefit) provision for credit losses	(1,488)	2,060
Net Interest Income After Provision for Credit Losses	20,981	13,630
Other Operating Income
Mortgage banking income	13,622	4,665
Bankcard fees	740	643
Purchased receivable income	532	921
Service charges on deposit accounts	290	362
Unrealized (loss) on marketable equity securities	(84)	(871)
Interest rate swap income	92	—
Gain on sale of marketable equity securities, net	—	98
Other income	704	615
Total Other Operating Income	15,896	6,433
Other Operating Expense
Salaries and other personnel expense	14,728	12,256
Data processing expense	2,035	1,769
Occupancy expense	1,660	1,657
Professional and outside services	624	608
Marketing expense	404	583
Insurance expense	314	312
Intangible asset amortization expense	9	12
OREO (income) expense, net	(36)	(36)
Other operating expense	1,589	1,626
Total Other Operating Expense	21,327	18,787
Income Before Provision for Income Taxes	15,550	1,276
Provision for income taxes	3,369	243
Net Income	$12,181	$1,033
Earnings Per Share, Basic	$1.96	$0.16
Earnings Per Share, Diluted	$1.94	$0.16
Weighted Average Shares Outstanding, Basic	6,219,871	6,467,630
Weighted Average Shares Outstanding, Diluted	6,277,177	6,560,593
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended March 31,
(In Thousands)	2021	2020
Net income	$12,181	$1,033
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized (losses) arising during the period	($1,518)	($1,330)
Reclassification of net gains included in net income, net of tax expense
of $0 and $28 for the first quarters of 2021 and 2020, respectively	—	(70)
Derivatives and hedging activities:
Unrealized gains (losses) arising during the period	1,260	(1,867)
Income tax benefit related to unrealized gains and losses	77	1,131
Other comprehensive loss, net of tax	(181)	(2,136)
Comprehensive income	$12,000	($1,103)

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of Tax	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2020	6,559	$6,559	$50,512	$149,615	$431	$207,117
Cash dividend on common stock ($0.34 per share)	—	—	—	(2,223)	—	(2,223)
Stock-based compensation expense	—	—	242	—	—	242
Repurchase of common stock	(193)	(193)	(6,117)	—	—	(6,310)
Other comprehensive income, net of tax	—	—	—	—	(2,136)	(2,136)
Cumulative effect of adoption of accounting principles related to equity compensation expense	—	—	139	(139)	—	—
Net income	—	—	—	1,033	—	1,033
Balance as of March 31, 2020	6,366	$6,366	$44,776	$148,286	($1,705)	$197,723
Cash dividend on common stock ($0.34 per share)	—	—	—	(2,188)	—	(2,188)
Stock-based compensation expense	—	—	238	—	—	238
Exercise of stock options and vesting of restricted stock units, net	2	2	(8)	—	—	(6)
Other comprehensive income, net of tax	—	—	—	—	1,256	1,256
Net income	—	—	—	9,900	—	9,900
Balance as of June 30, 2020	6,368	$6,368	$45,006	$155,998	($449)	$206,923
Cash dividend on common stock ($0.35 per share)	—	—	—	(2,247)	—	(2,247)
Stock-based compensation expense	—	—	237	—	—	237
Repurchase of common stock	(89)	(89)	(2,277)	—	—	(2,366)
Other comprehensive loss, net of tax	—	—	—	—	214	214
Net income	—	—	—	11,855	—	11,855
Balance as of September 30, 2020	6,279	$6,279	$42,966	$165,606	($235)	$214,616
Cash dividend on common stock ($0.35 per share)	—	—	—	(2,208)	—	(2,208)
Stock-based compensation expense	—	—	226	—	—	226
Exercise of stock options and vesting of restricted stock units, net	17	17	(129)	—	—	(112)
Repurchase of common stock	(45)	(45)	(1,255)	—	—	(1,300)
Other comprehensive income, net of tax	—	—	—	—	253	253
Net income	—	—	—	10,100	—	10,100
Balance as of December 31, 2020	6,251	$6,251	$41,808	$173,498	$18	$221,575
 See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of Tax	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2021	6,251	$6,251	$41,808	$173,498	$18	$221,575
Cash dividend on common stock ($0.37 per share)	—	—	—	(2,313)	—	(2,313)
Stock-based compensation expense	—	—	280	—	—	280
Exercise of stock options and vesting of restricted stock units, net	17	17	(295)	—	—	(278)
Repurchase of common stock	(61)	(61)	(2,151)	—	—	(2,212)
Other comprehensive loss, net of tax	—	—	—	—	(181)	(181)
Cumulative effect of adoption of ASU 2016-13	—	—	—	2,400	—	2,400
Net income	—	—	—	12,181	—	12,181
Balance as of March 31, 2021	6,207	$6,207	$39,642	$185,766	($163)	$231,452
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2021	2020
Operating Activities:
Net income	$12,181	$1,033
Adjustments to Reconcile Net Income to Net Cash Used by Operating Activities:
Gain on sale of securities, net	—	(98)
Depreciation and amortization of premises and equipment	789	761
Amortization of software	284	276
Intangible asset amortization	9	12
Amortization of investment security premium, net of discount accretion	73	(15)
Unrealized loss (gain) on marketable equity securities	84	871
Deferred tax (benefit) expense	881	(1,061)
Stock-based compensation	280	242
Deferred loan fees and amortization, net of costs	6,042	(148)
Provision (benefit) for credit losses	(1,488)	2,060
Provision for purchased receivables	—	5
Additions to home mortgage servicing rights carried at fair value	(1,448)	(663)
Change in fair value of home mortgage servicing rights carried at fair value	1,009	930
Change in fair value of commercial servicing rights carried at fair value	23	21
Gain on sale of loans	(11,795)	(4,643)
Proceeds from the sale of loans held for sale	342,808	154,443
Origination of loans held for sale	(300,963)	(168,224)
Gain on sale of other real estate owned	(31)	(37)
Net changes in assets and liabilities:
(Increase) in accrued interest receivable	(264)	(495)
Decrease (Increase) in other assets	2,795	(3,186)
(Increase) decrease in other liabilities	(6,686)	975
Net Cash Provided (Used) by Operating Activities	44,583	(16,941)
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(104,220)	(38,906)
Purchases of marketable equity securities	(505)	(1,038)
Purchases of FHLB stock	(569)	(1,943)
Purchases of investment securities held to maturity	(10,000)	—
Proceeds from sales/calls/maturities of securities available for sale	46,442	44,868
Proceeds from sales of marketable equity securities	—	503
Proceeds from redemption of FHLB stock	4	769
Decrease in purchased receivables, net	2,104	698
Increase in loans, net	(111,146)	(38,647)
Proceeds from sale of other real estate owned	31	37
Purchases of software	(9)	—
Purchases of premises and equipment	(858)	(1,632)
Net Cash (Used) by Investing Activities	(178,726)	(35,291)
Financing Activities:
Increase in deposits	226,336	23,141
(Decrease) increase in borrowings	(68)	27,986
Repurchase of common stock	(2,212)	(6,310)
Proceeds from the issuance of common stock	5	—
Cash dividends paid	(2,293)	(2,199)
Net Cash Provided by Financing Activities	221,768	42,618
Net Change in Cash and Cash Equivalents	87,625	(9,614)
Cash and Cash Equivalents at Beginning of Period	115,965	95,424

Cash and Cash Equivalents at End of Period	$203,590	$85,810

Supplemental Information:
Income taxes paid	$—	$3
Interest paid	$1,105	$1,605
Transfer of loans to other real estate owned	$274	$162
Non-cash lease liability arising from obtaining right of use assets	$79	$—
Cash dividends declared but not paid	$20	$24

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements and corresponding footnotes have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end Consolidated Balance Sheet data was derived from the Company's audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company owns a 100% interest in Residential Mortgage Holding Company, LLC, the parent company of Residential Mortgage, LLC (collectively "RML") and consolidates their balance sheets and income statement into its financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company determined that it operates in two primary operating segments: Community Banking and Home Mortgage Lending. The Company has evaluated subsequent events and transactions for potential recognition or disclosure. Operating results for the interim period ended March 31, 2021 are not necessarily indicative of the results anticipated for the year ending December 31, 2021. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in our application of these accounting policies in 2021, except as noted below.
As a result of the adoption of Accounting Standards Codification ("ASC") 326 Financial Instruments - Credit Losses on January 1, 2020, the Company has updated the following significant accounting policies.
Allowance for Credit Losses - Investment Securities: For available for sale debt securities in an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. The ACL may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in such a situation.
In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors.

Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

The ACL on held to maturity securities is estimated on a collective basis by major security type. At March 31, 2021, the Company’s held to maturity securities consisted of investments in corporate bonds. Expected credit losses for these securities are estimated using a discounted cash flow ("DCF") methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

Accrued interest receivable is excluded from the estimate of credit losses.

Allowance for Credit Losses - Loans: Under the current expected credit loss model adopted by the Company on January 1, 2021, the allowance for credit losses on loans is a valuation allowance estimated at each balance sheet date that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.

The Company estimates the ACL on loans based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of ACL.

Expected credit losses are reflected in the ACL through a provision for or (reversal) of credit loss expense. When the Company deems all or a portion of a financial asset to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. The Company applies judgment to determine when a financial asset is deemed uncollectible; however, generally speaking, an asset will be considered uncollectible when management believes that collection of principal is unlikely. Subsequent recoveries, if any, are credited to the ACL when received.

The Company measures expected credit losses of financial assets on a collective (pool) basis, when the financial assets share similar risk characteristics. Depending on the nature and size of the pool of financial assets with similar risk characteristics, the Company uses a DCF method or a weighted average remaining life method to estimate expected credit losses quantitatively. The Company uses a DCF method for 8 of its 11 loan pools, which represent 98% of the amortized cost basis of total loans at March 31, 2021. The weighted average remaining life method is used for the remaining 3 loan pools primarily because loan level data constraints preclude the use of the DCF model. The weighted average remaining life method uses exposure at default, along with the expected credit losses adjusted for prepayments to calculate the required allowance. The Company utilizes peer historical loss data to estimate credit losses under the weighted average remaining life method.

Under the DCF method, the Company utilizes complex models to obtain reasonable and supportable forecasts to calculate two predictive metrics, the probability of default ("PD") and loss given default ("LGD"). The PD measures the probability that a loan will default within a given time horizon and is an assumption derived from regression models which determine the relationship between historical defaults and certain economic variables. The Company's regression models for PD utilize the Company's actual historical loan level default data. The Company determines a reasonable and supportable forecast and applies that forecast to the regression model to estimate defaults over the forecast period. Management leverages economic projections from a reputable and independent third-party to inform its loss driver forecasts over the Company's 4 quarter forecast period. Management utilizes and forecasts Alaska unemployment as a loss driver for all of the loans pools that utilized the DCF method. Management also utilizes and forecasts either one-year percentage change in the Alaska home price index or the one-year percentage change in the national commercial real estate price index as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses. Other internal and external indicators of economic forecasts are also considered by management when developing the forecast metrics. Following the forecast period, the economic variables used to calculate PD revert to a historical average at a constant rate over an 8 quarter reversion period. Other assumptions relevant to the discounted cash flow model to derive the quantitative allowance include the LGD, which is the estimate of loss for a defaulted loan, prepayment speeds, and the discount rate applied to future cash flows. The DCF method utilizes the effective interest rate of individual assets to discount the expected credit losses over the contractual term of the loan, adjusted for prepayments. The LGD is the expected loss which would be realized presuming a default has occurred and primarily measures the value of the collateral or other secondary source of repayment related to the collateral.

The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring.

In summary, under the DCF method the combination of adjustments for credit expectations (PD and LGD) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value of expected cash flows (“NPV”). An ACL is established for the difference between the instrument’s NPV and amortized cost basis.

The Company has identified the following pools of financial assets with similar risk characteristics for measuring expected credit losses under the current expected credit loss model adopted by the Company on January 1, 2021:
Commercial & industrial - Commercial loans are loans for commercial, corporate and business purposes. The Company’s commercial business loan portfolio is comprised of loans for a variety of purposes and across a variety of industries. These loans include general commercial and industrial loans, loans to purchase capital equipment, and other business loans for working capital and operational purposes. Commercial loans are generally secured by accounts receivable, inventory and other business assets. Also included in commercial loans are our Paycheck Protection Program ("PPP") loans originated during 2020 and 2021. The Company utilizes the DCF method to quantitatively estimate credit losses for this pool.

Commercial real estate - This category of loans consists of the following loan types:

Owner occupied - This category includes non-farm, non-residential real estate loans for a variety of commercial property types and purposes, including owner occupied commercial real estate loans primarily secured by commercial office or industrial buildings, warehouses or retail buildings where the owner of the building occupies the property. Repayment terms vary considerably, interest rates are fixed or variable, and are structured for full, partial, or no amortization of principal. The Company utilizes the DCF method to quantitatively estimate credit losses for this pool.

Non-owner occupied and multifamily - This category includes non-farm, non-residential real estate loans for a variety of commercial property types and purposes, including investment real estate loans that are primarily secured by office and industrial buildings, warehouses or retail buildings where the owner of the building does not occupy the property, non-owner occupied apartment or multifamily residential buildings, and various special purpose properties. Repayment terms vary considerably, interest rates are fixed or variable, and are structured for full, partial, or no amortization of principal. Generally, these types of loans are thought to involve a greater degree of credit risk than owner occupied commercial real estate as they are more sensitive to adverse economic conditions. The Company utilizes the DCF method to quantitatively estimate credit losses for this pool.

Residential real estate - This category of loans consists of the following loan types:

1-4 family residential properties secured by first liens - This category of loans includes term loans secured by first liens on residential real estate. The Company utilizes the DCF method to quantitatively estimate credit losses for this pool.

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens - This category of loans includes term loans primarily secured by junior liens on residential real estate and revolving credit lines that are secured by first liens on residential real estate. Home equity revolving lines of credit and home equity term loans are included in this group of loans. The Company utilizes the DCF method to quantitatively estimate credit losses for this pool.

1-4 family residential construction - This category of loans consists of loans to finance the ground up construction, improvement and/or carrying for sale after the completion of construction of 1-4 family residential properties which will secure the loan. These loans may also be secured by tracts or individual parcels of land on which 1-4 family residential properties are being constructed. The repayment of construction loans is generally dependent upon the successful completion of the improvements by the builder for the end user, or sale of the property to a third-party. The Company utilizes the DCF method to quantitatively estimate credit losses for this pool.

Other construction, land development, and raw land - This category of loans consists of loans to finance the ground up construction, improvement and/or carrying for sale after the completion of construction of owner occupied and non-owner occupied commercial properties, and loans secured by raw or improved land. The repayment of construction loans is generally dependent upon the successful completion of the improvements by the builder for the end user, or sale of the property to a third-party. Repayment of land secured loans are dependent upon the successful development and sale of the property, the sale of the land as is, or the outside cash flow of the owners to support the retirement of the debt. The Company utilizes the DCF method to quantitatively estimate credit losses for this pool.

Agricultural production, including commercial fishing - These loans are for the purpose of financing agricultural production, including growing and storing of crops, and for the purpose of financing fisheries and forestries, including loans to commercial fishermen. These loans may be secured or unsecured, but any loans for these purposes that are secured by real estate are included in a real estate category. The Company utilizes the weighted average remaining life method to quantitatively estimate credit losses for this pool.

Consumer - Loans used for personal use, which may be secured or unsecured, and customer overdrafts. The Company utilizes the DCF method to quantitatively estimate credit losses for this pool.

Obligations of states and political subdivisions in the US - This category of loans includes all loans made to states, counties municipalities, school districts, drainage and sewer districts, and Indian tribes in the U.S. These loans maybe be secured by any type of collateral, including real estate. The Company utilizes the weighted average remaining life method to quantitatively estimate credit losses for this pool.

Other - This category of loans includes all other loans that cannot properly be reported in one of the preceding categories. The Company utilizes the weighted average remaining life method to quantitatively estimate credit losses for this pool.

In addition to the quantitative portion of the ACL derived using either the DCF or weighted average remaining life method, the Company also considers the effects of the following qualitative factors in its calculation of expected losses in the loan portfolio:

•Lending strategy, policies, and procedures;
•Quality of internal loan review;
•Lending management and staff;
•Trends in underlying collateral values;
•Competition, legal, and regulatory changes;
•Economic and business conditions including fluctuations in the price of Alaska North slope crude oil;
•Changes in trends, volume and severity of adversely classified loans, nonaccrual loans, and delinquencies;
•Concentration of credit; and
•Changes in the nature and volume of the loan portfolio.

The qualitative factor methodology is based on quantitative metrics, but also includes a high degree of subjectivity and changes in any of the metrics could have a significant impact on our calculation of the allowance.

Loans that do not share risk characteristics with other loans in the portfolio are individually evaluated for expected credit losses and are not included in the collective evaluation. Loans are identified for individual evaluation during regular credit reviews of the portfolio. A loan is generally identified for individual evaluation when management determines that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan for individual evaluation, we measure expected credit losses using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. The analysis of collateral dependent loans includes appraisals on loans secured by real property, management’s assessment of the current market, recent payment history and an evaluation of other sources of repayment.

A loan that has been modified or renewed is considered a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty; and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. The Company’s ACL reflects all effects of a TDR when an individual asset is specifically identified as a reasonably expected TDR. The Company has determined that a TDR is reasonably expected no later than the point when the lender concludes that modification is the best course of action and it is at least reasonably possible that the troubled borrower will accept some form of concession from the lender to avoid a default. Reasonably expected TDRs and executed non-performing TDRs are evaluated individually to determine the required ACL. TDRs performing in accordance with their modified contractual terms for a reasonable period of time may be included in the Company’s existing pools based on the underlying risk characteristics of the loan to measure the ACL.

If we determine that the value of and individually evaluated loan is less than the recorded investment in the loan, we either recognize an allowance for credit losses specific to that loan, or charge-off the deficit balance on collateral dependent loans if it is determined that such amount represents a confirmed loss. Subsequent changes in the expected credit losses for loans evaluated individually are included within the provision for credit losses in the same manner in which the expected credit loss initially was recognized or as a reduction in the provision that would otherwise be reported.

Paycheck Protection Program and other loans guaranteed by the U.S. government: With the passage of the PPP, the Company has actively participated in assisting its customers with applications for loans through the program. Loans funded through the PPP program are fully guaranteed by the U.S. government subject to certain representations and warranties. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans. ASC 326 requires credit enhancements that mitigate credit losses, such as the U.S. government guarantee on PPP loans, to be considered in estimating credit losses. The guarantee is considered “embedded” and, therefore, is considered when estimating credit loss on the PPP loans and other loans guaranteed by the U.S. government. Given that the loans are fully guaranteed by the U.S. government and absent any specific loss information on any of our guaranteed loans, the Company does not carry an ACL on its PPP and other loans guaranteed by the U.S. government at March 31, 2021 or December 31, 2020.

Loan Commitments and Allowance for Credit Losses on Off-Balance Sheet Credit Exposures: The Company enters into various types of transactions that involve financial instruments with off-balance sheet risk, including commitments to extend credit and standby letters of credit issued to meet customer financing needs. We apply the same credit standards to these commitments as in all of our lending activities and include these commitments in our lending risk evaluations. The Company’s exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.
The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancellable, through a charge to provision for credit loss expense in the Company’s consolidated statements of income. The ACL on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in other liabilities on the Company’s consolidated balance sheets.
Purchased Receivables and related Allowance for Credit Losses: The Company purchases accounts receivable from its customers. The purchased receivables are carried at amortized cost, net of an allowance for credit losses. Management measures expected credit losses on purchased receivables by evaluating each receivable individually. Each quarter, management reviews purchased receivable asset balances compared to assets eligible for advancement of funds in order to determine the exposure to loss for the Company. Exposure is zero when outstanding balances exceed assets eligible for advancement. Management may determine that an ACL is appropriate for individual purchased receivables based on asset specific facts and circumstances. Fees charged to the customer are earned while the balances of the purchases are outstanding, which is typically less than one year. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or total shareholders' equity.
Recent Accounting Pronouncements
Accounting pronouncements implemented in 2021
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13” or “CECL”). ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. Under ASU 2016-13 financial institutions and other organizations will use forward-looking information to better inform their credit loss estimates but will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. ASU 2016-13 requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.
ASU 2016-13 is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2019, and must be applied prospectively. However, on October 16, 2019 the FASB voted to delay ASU 2016-13 for Smaller Reporting Companies. The Company has elected Small Reporting Company status, which changes the effective date for ASU 2016-13 for the Company to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2022. Early application was permitted for specified periods. The Company elected to early adopt ASU 2016-13 on January 1, 2021 after finalizing data and model validation and our internal governance framework. The guidance was applied on a modified retrospective basis with the cumulative effect of initially applying the amendments recognized in retained earnings at January 1, 2021. However, certain provisions of the guidance are only required to be applied on a prospective basis.
Results for periods beginning after January 1, 2021 and presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable US GAAP. The Company recorded a net increase in retained earnings of $2.4 million upon adoption. The transition adjustment includes a decrease in the allowance for credit losses on loans of $4.5 million, a decrease in the allowance for credit losses on purchased receivables of $73,000, and an increase in the allowance for credit losses on unfunded commitments of $1.2 million, net of the corresponding net decrease in deferred tax assets of $954,000.

Accounting pronouncements to be implemented in future periods
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Report of Financial Reporting ("ASU 2020-04"). ASU 2020-04 was issued to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. The last expedient is a one-time election to sell or transfer debt securities classified as held to maturity. The expedients are in effect from March 12, 2020, through December 31, 2022. The Company will be able to use the expedients in this guidance to manage through the transition away from LIBOR, specifically for our loan portfolio, derivative contracts, and bond portfolio.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, ("ASU 2021-01"). The amendments in ASU 2021-01 are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments clarify certain optional expedients and exceptions in Topic 848 for contract modifications apply to derivatives that are affected by the discounting transition.

LIBOR is a widely-referenced benchmark rate, which is published in five currencies and a range of tenors, and seeks to estimate the cost at which banks can borrow on an unsecured basis from other banks. The administrator of LIBOR, ICE Benchmark Administration, published a consultation in December 2020 regarding its intention to cease the publication of LIBOR after December 31, 2021, with the exception of certain tenors of U.S. dollar (USD) LIBOR that it proposed would remain available for use in legacy contracts or as otherwise enumerated by financial regulators until June 30, 2023. The Company has some assets and liabilities referenced to LIBOR, such as commercial loans, derivatives, debt securities, and junior subordinated debentures. As of March 31, 2021, we had approximately $206.0 million of assets, including $128.7 million in commercial loans and $77.3 million in debt securities, and $10.3 million of liabilities in the form of our junior subordinated debentures linked to USD LIBOR. These amounts exclude derivative assets and liabilities on our consolidated balance sheet. As of March 31, 2021, the notional amount of our USD LIBOR-linked interest rate derivative contracts was $158.3 million. Of this amount, $74.0 million in notional value represent commercial loan interest rate swap agreements with commercial banking customers. An additional $74.0 million in notional value represent corresponding swap agreements with third party financial institutions that offset the commercial loan swaps. Swap agreements with third party institutions are $84.3 million, including an interest rate swap agreement for $10.3 million in notional value related to our junior subordinated debentures. Each of the USD LIBOR-linked amounts referenced above are expected to vary in future periods as current contracts expire with potential replacement contracts using an alternative reference rate.

In an effort to mitigate the risks associated with a transition away from LIBOR, our Asset Liability Committee has undertaken initiatives to: (i) develop more robust fallback language and disclosures related to the LIBOR transition, (ii) develop a plan to seek to amend legacy contracts to reference such fallback language or alternative reference rates, (iii) enhance systems to support commercial loans, securities, and derivatives linked to the Secured Overnight Financing Rate and other alternative reference rates, (iv) develop and evaluate internal guidance, policies and procedures focused on the transition away from LIBOR to alternative reference rate products, and (v) prepare and disseminate internal and external communications regarding the LIBOR transition.

The amendments are in effect from March 12, 2020, through December 31, 2022. ASU 2021-01 does not have a material impact on the Company's consolidated financial statements.

2. Cash and Cash Equivalents
The Company is required to maintain cash balances or deposits with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank") sufficient to meet its statutory reserve requirements and for purposes of settling financial transactions and charges for the Federal Reserve Bank services. The average reserve requirement for the maintenance period for the quarter ended March 31, 2021, was zero.
The Company is required to maintain a $250,000 balance with a correspondent bank for outsourced servicing of ATMs.

As of March 31, 2021, the Company was required to maintain a $100,000 and $2.8 million balance with a correspondent bank to collateralize the initial margin and the fair value exposure, respectively, of its interest rate swap to hedge the variability in cash flows arising out of its junior subordinated debentures.

3. Investment Securities
Marketable Equity Securities
The Company held marketable equity securities with fair values of $9.5 million and $9.1 million at March 31, 2021 and December 31, 2020, respectively. The gross realized and unrealized gains (losses) recognized on marketable equity securities in other operating income in the Company's Consolidated Statements of Income were as follows:

	Three Months Ended March 31,
(In Thousands)	2021	2020
Unrealized (loss) gain on marketable equity securities	($84)	($871)
Gain on sale of marketable equity securities, net	—	98
Total	($84)	($773)

Debt securities
Debt securities have been classified in the financial statements as available for sale or held to maturity. The following table summarizes the amortized cost, estimated fair value, and allowance for credit losses of debt securities and the corresponding amounts of gross unrealized gains and losses of available-for-sale securities recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses of held to maturity securities at the periods indicated:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2021
Securities available for sale
U.S. Treasury and government sponsored entities	$224,824	$1,066	($1,397)	$—	$224,493
Municipal securities	820	36	—	—	856
Corporate bonds	29,946	510	—	—	30,456
Collateralized loan obligations	47,990	56	(41)	—	48,005
Total securities available for sale	$303,580	$1,668	($1,438)	$—	$303,810

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021
Securities held to maturity
Corporate bonds	$20,000	$—	($94)	$19,906
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$20,000	$—	($94)	$19,906

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Securities available for sale
U.S. Treasury and government sponsored entities	$173,318	$1,330	($47)	$174,601
Municipal securities	820	36	—	856
Corporate bonds	29,951	546	(5)	30,492
Collateralized loan obligations	41,782	44	(142)	41,684
Total securities available for sale	$245,871	$1,956	($194)	$247,633
Securities held to maturity
Corporate bonds	$10,000	$—	$—	$10,000
Total securities held to maturity	$10,000	$—	$—	$10,000

Gross unrealized losses on available for sale securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2021 and December 31, 2020 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2021:
U.S. Treasury and government sponsored entities	$147,465	($1,397)	$—	$—	$147,465	($1,397)
Collateralized loan obligations	12,967	(38)	1,042	(3)	14,009	(41)
Total	$160,432	($1,435)	$1,042	($3)	$161,474	($1,438)
December 31, 2020:
U.S. Treasury and government sponsored entities	$31,270	($47)	$—	$—	$31,270	($47)
Corporate bonds	3,198	(5)	—	—	3,198	(5)
Collateralized loan obligations	23,670	(118)	2,967	(24)	26,637	(142)
Total	$58,138	($170)	$2,967	($24)	$61,105	($194)

Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to the extent to which the fair value is less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

At March 31, 2021, the Company had 22 available for sale securities in an unrealized loss position without an allowance for credit losses. At March 31, 2021, the Company had one held to maturity security in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2021, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company's Consolidated Statements of Income.

At March 31, 2021 and December 31, 2020, $80.6 million and $77.9 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and estimated fair values of debt securities at March 31, 2021, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
US Treasury and government sponsored entities
Within 1 year	$32,013	$32,448	2.21%
1-5 years	171,862	171,340	0.70%
5-10 years	20,949	20,705	0.76%
Total	$224,824	$224,493	0.92%
Corporate bonds
Within 1 year	$2,241	$2,253	1.17%
1-5 years	$37,705	$38,109	2.45%
5-10 years	10,000	10,000	5.00%
Total	$49,946	$50,362	2.90%
Collateralized loan obligations
5-10 years	$47,990	$48,005	1.55%
Total	$47,990	$48,005	1.55%
Municipal securities
1-5 years	$820	$856	2.14%
Total	$820	$856	2.14%

The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the three-month periods ending March 31, 2021 and 2020, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
Three Months Ended March 31, 2021
Available for sale securities	$—	$—	$—
Three Months Ended March 31, 2020
Available for sale securities	$—	$—	$—

A summary of interest income for the three-month periods ending March 31, 2021 and 2020, on available for sale investment securities are as follows:

	Three Months Ended March 31,
(In Thousands)	2021	2020
US Treasury and government sponsored entities	$500	$1,161
Other	274	434
Total taxable interest income	$774	$1,595
Municipal securities	$4	$27
Total tax-exempt interest income	$4	$27
Total	$778	$1,622

4.  Loans and Allowance for Credit Losses
Loans Held for Sale
Loans held for sale are comprised entirely of 1-4 family residential mortgage loans as of March 31, 2021 and December 31, 2020.
Loans Held for Investment
The Company adopted ASU 2016-13 effective January 1, 2021. Upon adoption, the Company changed its loan segments for purposes of the calculation of the allowance for credit losses. Prior to January 1, 2021, the Company's loan segments were based on a combination of loan purpose and loan collateral. Effective January 1, 2021 and thereafter, the Company's loan segments are primarily based on loan collateral. The following table presents the Company's loan segments as of December 31, 2020 under the legacy segmentation and the new segmentation under ASU 2016-13:

(In Thousands)	Pre-ASU 2016-13
Commercial loans	$780,058
Real estate construction one-to-four family	38,467
Real estate construction other	80,315
Real estate term owner occupied	163,597
Real estate term non-owner occupied	309,074
Real estate term other	46,620
Consumer secured by 1st deeds of trust	15,585
Consumer other	22,069
Subtotal	1,455,785
Unearned loan fees, net	(11,735)
Total portfolio loans	$1,444,050

Post-ASU 2016-13
Commercial & industrial loans	$619,304
Commercial real estate:
Owner occupied properties	234,364
Non-owner occupied and multifamily properties	394,860
Residential real estate:
1-4 family residential properties secured by first liens	33,463
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	18,114
1-4 family residential construction loans	32,760
Other construction, land development and raw land loans	84,352
Obligations of states and political subdivisions in the US	15,274
Agricultural production, including commercial fishing	13,093
Consumer loans	5,794
Other loans	4,407
Subtotal	$1,455,785
Unearned loan fees, net	($11,735)
Total portfolio loans	$1,444,050

The following table presents amortized cost and unpaid principal balance of loans:

	March 31, 2021			December 31, 2020
(In Thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial & industrial loans	$695,797	$708,704	($12,907)	$612,254	$619,304	($7,050)
Commercial real estate:
Owner occupied properties	244,416	245,508	(1,092)	233,320	234,363	(1,043)
Non-owner occupied and multifamily properties	399,982	402,477	(2,495)	392,452	394,860	(2,408)
Residential real estate:
1-4 family residential properties secured by first liens	31,930	32,009	(79)	33,415	33,510	(95)
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	17,536	17,414	122	18,236	18,114	122
1-4 family residential construction loans	35,051	35,280	(229)	32,500	32,760	(260)
Other construction, land development and raw land loans	86,574	87,558	(984)	83,463	84,351	(888)
Obligations of states and political subdivisions in the US	15,795	15,912	(117)	15,318	15,274	44
Agricultural production, including commercial fishing	12,901	12,957	(56)	12,968	13,093	(125)
Consumer loans	5,563	5,522	41	5,734	5,794	(60)
Other loans	3,379	3,394	(15)	4,390	4,407	(17)
Total	1,548,924	1,566,735	(17,811)	1,444,050	1,455,830	(11,780)
Allowance for credit losses	(14,764)			(21,136)
	$1,534,160	$1,566,735	($17,811)	$1,422,914	$1,455,830	($11,780)
The difference between the amortized cost and unpaid principal balance is primarily net deferred origination fees totaling $17.8 million and $11.7 million at March 31, 2021 and December 31, 2020, respectively, and premiums and discounts associated with acquired loans totaling $34,000 and $47,000 at March 31, 2021 and December 31, 2020, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $7.1 million and $7.1 million at March 31, 2021 and December 31, 2020, respectively, and was included in other assets in the Consolidated Balance Sheets.
Amortized cost in the above table includes $402.5 million and $304.6 million as of March 31, 2021 and December 31, 2020, respectively, in PPP loans administered by the U.S. Small Business Administration ("SBA") within the Commercial & industrial loan segment.

Allowance for Credit Losses
The activity in the ACL related to loans held for investment is as follows:

Three Months Ended March 31,	Beginning Balance	Impact of adopting ASC 326	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2021
Commercial	$7,973	($7,973)	$—	$—	$—	—
Real estate construction 1-4 family	679	(679)	—	—	—	—
Real estate construction other	1,179	(1,179)	—	—	—	—
Real estate term owner occupied	2,625	(2,625)	—	—	—	—
Real estate term non-owner occupied	5,133	(5,133)	—	—	—	—
Real estate term other	779	(779)	—	—	—	—
Consumer secured by 1st deed of trust	261	(261)	—	—	—	—
Consumer other	400	(400)	—	—	—	—
Unallocated	2,107	(2,107)	—	—	—	—
Commercial & industrial loans	—	4,348	(101)	(163)	185	4,269
Commercial real estate:
Owner occupied properties	—	3,579	(215)	—	2	3,366
Non-owner occupied and multifamily properties	—	4,944	(1,240)	—	—	3,704
Residential real estate:
1-4 family residential properties secured by first liens	—	673	140	—	—	813
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	419	(87)	—	10	342
1-4 family residential construction loans	—	454	(194)	—	—	260
Other construction, land development and raw land loans	—	1,994	(173)	—	—	1,821
Obligations of states and political subdivisions in the US	—	44	(8)	—	—	36
Agricultural production, including commercial fishing	—	49	(11)	—	8	46
Consumer loans	—	118	(16)	—	2	104
Other loans	—	3	—	—	—	3
Total	$21,136	($4,511)	($1,905)	($163)	$207	$14,764

Three Months Ended March 31,	Beginning Balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2020
Commercial	$6,604	$1,790	($151)	$26	$8,269
Real estate construction 1-4 family	$643	$—	$—	$—	$643
Real estate construction other	1,017	262	—	—	1,279
Real estate term owner occupied	2,188	242	—	—	2,430
Real estate term non-owner occupied	5,180	311	—	—	5,491
Real estate term other	671	39	—	1	711
Consumer secured by 1st deed of trust	270	4	—	—	274
Consumer other	436	24	(14)	7	453
Unallocated	2,079	(612)	—	—	1,467
Total	$19,088	$2,060	($165)	$34	$21,017
The Company adopted ASU 2016-13 effective January 1, 2021. Upon adoption, the Company established an ACL of $16.6 million. The ACL as of March 31, 2021 the ACL decreased to $14.8 million primary due to projected improvement in the economic indicators, or loss drivers, that the Company uses to calculate expected lifetime losses. The Company primarily uses the DCF method to estimate ACL for loans. The Company utilizes and forecasts unemployment in Alaska as our primary loss driver. The Company also utilizes and forecasts either the one-year percentage change in the Alaska home price index or the one-year percentage change in the national commercial real estate price index as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses. Consistent forecasts of the loss drivers are used across the loan segments.

At March 31, 2021, as compared to January 1, 2021, the Company forecasted a significantly lower unemployment rate in Alaska, a slightly lower one-year percentage change in the national commercial real estate price index , and a slightly higher one-year percentage change in the Alaska home price index over the reasonable and supportable forecast period. Specifically regarding the forecasts used to calculate the March 31, 2021 ACL, management expects unemployment to remain consistent with actual levels observed in Alaska as of December 2020, which remained relatively unchanged in January and February 2021. This rate is above pre-pandemic levels over the forecast period, but is lower than rates previously projected by management.

The following table presents loans individually and collectively evaluated for impairment and their respective allowance for credit loss allocations as of December 31, 2020, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13:

(In Thousands)	Loan Evaluation			ALLL Allocations
	Individually	Collectively	Total	Individually	Collectively	Total

Commercial	$7,786	$764,682	$772,468	$13	$7,960	$7,973
Real estate construction 1-4 family	702	$37,478	38,180	—	679	679
Real estate construction other	—	$79,403	79,403	—	1,179	1,179
Real estate term owner occupied	6,962	$155,762	162,724	—	2,625	2,625
Real estate term non-owner occupied	770	$306,477	307,247	—	5,133	5,133
Real estate term other	1,467	$44,763	46,230	—	779	779
Consumer secured by 1st deed of trust	259	$15,289	15,548	—	261	261
Consumer other	82	$22,168	22,250	—	400	400
Unallocated	—	—	—	—	2,107	2,107
Total	$18,028	$1,426,022	$1,444,050	$13	$21,123	$21,136
The following table presents information pertaining to impaired loans as of December 31, 2020, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13:

	Impaired Loans With a Valuation Allowance			Impaired Loans Without a Valuation Allowance
(In Thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Recorded Investment	Unpaid Principal

Commercial	$308	$308	$13	$7,478	$8,287
Real estate construction 1-4 family	—	—	—	702	702
Real estate construction other	—	—	—	—	—
Real estate term owner occupied	—	—	—	6,962	7,047
Real estate term non-owner occupied	—	—	—	771	771
Real estate term other	—	—	—	1,467	1,467
Consumer secured by 1st deed of trust	—	—	—	258	258
Consumer other	—	—	—	82	87
Total	$308	$308	$13	$17,720	$18,619
The following table presents average impaired loans information, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13, and interest recognized on such loans, for the quarter ended March 31, 2020:

	Three Months Ended March 31, 2020
(In Thousands)	Average Impaired Loans	Interest Recognized
Commercial	$13,430	$30
Real estate construction 1-4 family	1,132	—
Real estate construction other	—	—
Real estate term owner occupied	6,047	28
Real estate term non-owner occupied	177	3
Real estate term other	1,583	7
Consumer secured by 1st deed of trust	279	5
Consumer other	89	—
Total	$22,737	$73
Credit Quality Information
As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management utilizes a loan risk grading system called the Asset Quality Rating (“AQR”) system to assign a risk classification to each of its loans. The risk classification is a dual rating system that contemplates both probability of default and risk of loss given default. Loans are graded on a scale of 1 to 10 and, loans graded 1 – 6 are considered “pass” grade loans. Loans graded 7 or higher are considered "classified" loans. A description of the general characteristics of the AQR risk classifications are as follows:
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

Classified loans:
Special Mention – 7: A "special mention" credit has weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset at some future date.

Substandard – 8: A "substandard" credit is inadequately protected by the current worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Northrim Bank will sustain some loss if the deficiencies are not corrected.

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

The following tables present the Company's portfolio of risk-rated loans by grade and by year of origination. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below.

March 31, 2021	2021	2020	2019	2018	2017	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$218,186	$275,982	$50,311	$57,447	$26,348	$50,851	$679,125
Classified	—	344	3,700	3,857	987	7,784	16,672
Total commercial & industrial loans	$218,186	$276,326	$54,011	$61,304	$27,335	$58,635	$695,797

Commercial real estate:

Owner occupied properties
Pass	$24,861	$88,524	$26,541	$13,740	$15,422	$65,601	$234,689
Classified	—	1,497	—	558	—	7,672	9,727
Total commercial real estate owner occupied properties	$24,861	$90,021	$26,541	$14,298	$15,422	$73,273	$244,416

Non-owner occupied and multifamily properties
Pass	$20,619	$73,970	$57,563	$34,907	$20,746	$181,695	$389,500
Classified	—	—	—	—	10,482	—	10,482
Total commercial real estate non-owner occupied and multifamily properties	$20,619	$73,970	$57,563	$34,907	$31,228	$181,695	$399,982

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$2,362	$11,563	$4,506	$891	$1,849	$8,390	$29,561
Classified	—	1,629	509	—	—	231	2,369
Total residential real estate 1-4 family residential properties secured by first liens	$2,362	$13,192	$5,015	$891	$1,849	$8,621	$31,930

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$916	$2,625	$4,089	$3,950	$390	$5,327	$17,297
Classified	—	—	—	220	—	19	239
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$916	$2,625	$4,089	$4,170	$390	$5,346	$17,536

1-4 family residential construction loans
Pass	$6,145	$13,199	$5,253	$132	$99	$9,513	$34,341
Classified	—	593	—	—	117	—	710
Total residential real estate 1-4 family residential construction loans	$6,145	$13,792	$5,253	$132	$216	$9,513	$35,051

Other construction, land development and raw land loans
Pass	$2,198	$24,279	$40,155	$8,510	$156	$5,528	$80,826
Classified	—	—	—	4,200	—	1,548	5,748
Total other construction, land development and raw land loans	$2,198	$24,279	$40,155	$12,710	$156	$7,076	$86,574

Obligations of states and political subdivisions in the US
Pass	$—	$1,289	$3,150	$432	$2,755	$8,169	$15,795
Classified	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$—	$1,289	$3,150	$432	$2,755	$8,169	$15,795

Agricultural production, including commercial fishing
Pass	$106	$7,356	$1,237	$1,321	$830	$2,051	$12,901
Classified	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$106	$7,356	$1,237	$1,321	$830	$2,051	$12,901

Consumer loans
Pass	$179	$1,193	$991	$534	$380	$2,284	$5,561
Classified	—	2	—	—	—	—	2
Total consumer loans	$179	$1,195	$991	$534	$380	$2,284	$5,563

Other loans
Pass	$—	$1,761	$452	$299	$—	$867	$3,379
Classified	—	—	—	—	—	—	—
Total other loans	$—	$1,761	$452	$299	$—	$867	$3,379

Total loans
Pass	$275,572	$501,741	$194,248	$122,163	$68,975	$340,276	$1,502,975
Classified	—	4,065	4,209	8,835	11,586	17,254	45,949
Total loans	$275,572	$505,806	$198,457	$130,998	$80,561	$357,530	$1,548,924

Total pass loans	$275,572	$501,741	$194,248	$122,163	$68,975	$340,276	$1,502,975

Government guarantees	(204,708)	(214,883)	(15,208)	(3,643)	(371)	(6,755)	(445,568)
Total pass loans, net of government guarantees	$70,864	$286,858	$179,040	$118,520	$68,604	$333,521	$1,057,407

Total classified loans	$—	$4,065	$4,209	$8,835	$11,586	$17,254	$45,949
Government guarantees	—	(1,347)	(21)	—	(9,730)	(3,320)	(14,418)
Total classified loans, net government guarantees	$—	$2,718	$4,188	$8,835	$1,856	$13,934	$31,531

The following table presents the Company's portfolio of risk-rated loans by grade as of December 31, 2020:

	Pass	Classified	Total
	(In Thousands)
December 31, 2020
Commercial	$758,362	$14,106	$772,468
Real estate construction 1-4 family	37,093	1,087	38,180
Real estate construction other	79,403	—	79,403
Real estate term owner occupied	152,734	9,990	162,724
Real estate term non-owner occupied	289,555	17,692	307,247
Real estate term other	42,900	3,330	46,230
Consumer secured by 1st deed of trust	15,404	144	15,548
Consumer other	22,144	106	22,250
Portfolio loans	1,397,595	46,455	1,444,050
Government guarantees	(334,639)	(14,587)	(349,226)
Portfolio loans, net of government guarantees	$1,062,956	$31,868	$1,094,824

Past Due Loans: The following tables present an aging of contractually past due loans:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due Still Accruing
March 31, 2021
Commercial & industrial loans	$141	$—	$1,322	$1,463	$694,334	$695,797	$—
Commercial real estate:
Owner occupied properties	—	—	1,501	1,501	242,915	244,416	—
Non-owner occupied and multifamily properties	—	—	—	—	399,982	399,982	—
Residential real estate:
1-4 family residential properties secured by first liens	—	—	—	—	31,930	31,930	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	45	42	139	226	17,310	17,536	—
1-4 family residential construction loans	526	—	117	643	34,408	35,051	—
Other construction, land development and raw land loans	—	—	1,545	1,545	85,029	86,574	—
Obligations of states and political subdivisions in the US	—	—	—	—	15,795	15,795	—
Agricultural production, including commercial fishing	—	—	—	—	12,901	12,901	—
Consumer loans	—	—	—	—	5,563	5,563	—
Other loans	—	—	—	—	3,379	3,379	—
Total	$712	$42	$4,624	$5,378	$1,543,546	$1,548,924	$—
December 31, 2020
Commercial & industrial loans	$242	$229	$2,675	$3,146	$609,108	$612,254	$—
Commercial real estate:
Owner occupied properties	2,203	—	2,459	4,662	228,658	233,320	449
Non-owner occupied and multifamily properties	—	—	—	—	392,452	392,452	—
Residential real estate:
1-4 family residential properties secured by first liens	446	—	—	446	32,969	33,415	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	38	—	139	177	18,059	18,236	—
1-4 family residential construction loans	—	—	702	702	31,798	32,500	—
Other construction, land development and raw land loans	—	—	1,545	1,545	81,918	83,463	—
Obligations of states and political subdivisions in the US	—	—	—	—	15,318	15,318	—
Agricultural production, including commercial fishing	—	—	—	—	12,968	12,968	—
Consumer loans	—	—	272	272	5,462	5,734	—
Other loans	—	—	—	—	4,390	4,390	—
Total	$2,929	$229	$7,792	$10,950	$1,433,100	$1,444,050	$449

Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $13.1 million and $9.6 million at March 31, 2021 and December 31, 2020, respectively. The following table presents loans on nonaccrual status and loan on nonaccrual status for which there was no related allowance for credit losses:

	March 31, 2021		December 31, 2020
(In Thousands)	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL

Commercial & industrial loans	$6,212	$2,300	$3,848	$3,513
Commercial real estate:
Owner occupied properties	4,056	4,016	4,620	4,582
Residential real estate:
1-4 family residential properties secured by first liens	2,292	154	160	160
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	239	220	242	221
1-4 family residential construction loans	117	117	702	702
Other construction, land development and raw land loans	1,545	1,545	1,545	1,545
Consumer loans	2	—	3	—
Total nonperforming loans	14,463	8,352	11,120	10,723
Government guarantees on nonaccrual loans	(1,382)	(1,350)	(1,483)	(1,483)
Net nonaccrual loans	$13,081	$7,002	$9,637	$9,240

There was no interest on nonaccrual loans reversed through interest income during three-month periods ending March 31, 2021 and March 31, 2020, respectively.

There was no interest earned on nonaccrual loans during three-month periods ending March 31, 2021 and March 31, 2020, respectively.

Troubled Debt Restructurings: Loans classified as TDRs totaled $6.5 million and $7.9 million at March 31, 2021 and December 31, 2020, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that it would not grant otherwise. The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company has elected to adopt these provisions of the CARES Act. As of March 31, 2021, the Company has made the following types of loan modifications related to COVID-19, which are not classified as TDRs with principal balance outstanding of:

(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$65,201	$23,096	$88,297
Number of modifications	21	9	30

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
There were no newly restructured loans that occurred during the three months ended March 31, 2021. There were $2.4 million accruing restructured loans and $4.2 million nonaccrual restructured loans that occurred prior to 2021 that are still included in portfolio loans. As discussed above, the CARES Act provided banks an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2020. The disclosed restructurings were not related to COVID-19 modifications.

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
The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs. There were no in charge-offs in the three months ended March 31, 2021 on loans that were newly classified as TDRs during the same period.
All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the ACL. There were no TDRs with specific impairment at March 31, 2021 and December 31, 2020, respectively.
The Company had no TDRs that defaulted within twelve months of restructure and defaulted during the three months ended March 31, 2021 and 2020, respectively.

5. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of an allowance for credit losses, and have a maturity of less than one year.  There were no purchased receivables past due at March 31, 2021 or December 31, 2020, and there were no restructured purchased receivables at March 31, 2021 or December 31, 2020.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  There were no nonperforming purchased receivables as of March 31, 2021 and December 31, 2020, respectively.
The following table summarizes the components of net purchased receivables for the periods indicated:

(In Thousands)	March 31, 2021	December 31, 2020
Purchased receivables	$11,818	$13,995
Allowance for credit losses - purchased receivables	—	(73)
Total	$11,818	$13,922

The following table sets forth information regarding changes in the ACL on purchased receivables for the three-month periods ending March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
(In Thousands)	2021	2020
Balance, beginning of period	$—	$94
Charge-offs	—	—
Recoveries	—	—
Charge-offs net of recoveries	—	—
Benefit for purchased receivables	—	5
Balance, end of period	$—	$99

6. Servicing Rights
Mortgage servicing rights
The following table details the activity in the Company's mortgage servicing rights ("MSR") for the three-month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In Thousands)	2021	2020

Balance, beginning of period	$11,218	$11,920
Additions for new MSR capitalized	1,448	663
Changes in fair value:
Due to changes in model inputs of assumptions (1)	(180)	(701)
Other (2)	(829)	(229)
Balance, end of period	$11,657	$11,653

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

The following table details information related to our serviced mortgage loan portfolio as of March 31, 2021 and December 31, 2020:

(In Thousands)	March 31, 2021	December 31, 2020

Balance of mortgage loans serviced for others	$682,827	$683,117
MSR as a percentage of serviced loans	1.71%	1.64%

    The Company recognized servicing fees of $705,000 and $663,000 during the three-month periods ending March 31, 2021 and 2020, respectively, which includes contractually specified servicing fees and ancillary fees as a component of other noninterest income in the Company's Consolidated Statements of Income.

    The following table outlines the weighted average key assumptions used in measuring the fair value of MSR as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Constant prepayment rate	12.47%	13.05%
Discount rate	7.75%	7.75%

    Key economic assumptions and the sensitivity of the current fair value for MSR to immediate adverse changes in those assumptions at March 31, 2021 and December 31, 2020 were as follows:

(In Thousands)		March 31, 2021	December 31, 2020
Aggregate portfolio principal balance		$682,827	$683,117
Weighted average rate of note		3.52%	3.62%

March 31, 2021	Base	1.0% Adverse Rate Change	2.0% Adverse Rate Change
Constant prepayment rate	12.47%	24.94%	37.40%
Discount rate	7.75%	6.75%	5.75%
Fair value MSR	$11,657	$7,973	$5,902
Percentage of MSR	1.71%	1.17%	0.86%

December 31, 2020
Constant prepayment rate	13.05%	26.11%	38.97%
Discount rate	7.75%	6.75%	5.75%
Fair value MSR	$11,218	$7,455	$5,404
Percentage of MSR	1.64%	1.09%	0.79%

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

Commercial servicing rights

    The commercial servicing right asset ("CSR") has a carrying value $1.3 million at March 31, 2021 and December 31, 2020, and is included in other assets and carried at fair value on the Company's Consolidated Balance Sheets. Total commercial loans serviced for others were $278.3 million and $274.6 million at March 31, 2021 and December 31, 2020, respectively. Key assumptions used in measuring the fair value of the CSR as of March 31, 2021 and December 31, 2020 include a constant prepayment rate of 9.66% and a discount rate of 9.46%.

7. Leases

    The Company's lease commitments consist primarily of agreements to lease land and office facilities that it occupies to operate several of its retail branch locations that are classified as operating leases and are recognized on the balance sheet as right-of-use ("ROU") assets and lease liabilities. As of March 31, 2021, the Company has operating lease ROU assets of $11.9 million and operating lease liabilities of $11.9 million. As of December 31, 2020, the Company had operating lease ROU assets of $12.4 million and operating lease liabilities of $12.4 million. The Company did not have any agreements that are classified as finance leases as of March 31, 2021 or December 31, 2020.

    The following table presents additional information about the Company's operating leases:

	Three Months Ended March 31,
(In Thousands)	2021	2020
Lease Cost
Operating lease cost(1)	$695	$696
Short term lease cost(1)	9	9
Total lease cost	$704	$705

Other information
Operating leases - operating cash flows	$669	$669
Weighted average lease term - operating leases, in years	10.74	10.80
Weighted average discount rate - operating leases	3.29%	3.33%
(1) Expenses are classified within occupancy expense on the Consolidated Statements of Income.

    The table below reconciles the remaining undiscounted cash flows for the next five years for each twelve-month period presented (unless otherwise indicated) and the total of the subsequent remaining years to the operating lease liabilities recorded on the balance sheet:

(In Thousands)	Operating Leases
2020 (Nine months)	$1,951
2021	2,233
2022	1,943
2023	1,814
2024	1,752
Thereafter	4,880
Total minimum lease payments	$14,573
Less: amount of lease payment representing interest	(2,690)
Present value of future minimum lease payments	$11,883

8. Revenue
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

    The following presents other operating income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three-month periods ended March 31, 2021 and 2020:

(In Thousands)	Three Months Ended March 31,
Other operating income	2021	2020
In-scope of Topic 606:
Bankcard fees	$740	$643
Service charges on deposit accounts	290	362
Other	370	313
Other operating income (in-scope of Topic 606)	$1,400	$1,318
Other operating income (out-of-scope of Topic 606)	14,496	5,115
Total other operating income	$15,896	$6,433

    Gains on the sale of other real estate owned ("OREO") are also within the scope of Topic 606 and are recorded within other operating expense on the Company's Consolidated Statements of Income. Gains on the sale of OREO properties were $31,000 and $37,000 for the three months ended March 31, 2021 and 2020, respectively.

9.  Derivatives
Derivatives swaps related to community banking activities
    The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution ("counterparty"). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a "well-capitalized" institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $7.1 million as of March 31, 2021 and $10.7 million as of December 31, 2020 in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements.
    The Company had interest rate swaps related to commercial loans with an aggregate notional amount of $201.4 million and $196.0 million at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, the notional amount of interest rate swaps is made up of 17 variable to fixed rate swaps to commercial loan customers totaling $100.7 million, and 17 fixed to variable rate swaps with a counterparty totaling $100.7 million. Changes in fair value from these 17 interest rate swaps offset each other in the first three months of 2021. The Company recognized $92,000 and zero in fee income related to interest rate swaps in the three month periods ending March 31, 2021 and March 31, 2020, respectively. Interest rate swap income is recorded in other operating income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
    The Company has an interest rate swap to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Northrim Statutory Trust 2 at 3.72% through its maturity date. The floating rate that the dealer pays is equal to the three month LIBOR plus 1.37% which reprices quarterly on the payment date. This rate was 1.55% as of March 31, 2021. The Company pledged $2.9 million and $2.9 million in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of March 31, 2021 and December 31, 2020, respectively. Changes in the fair value of this interest rate swap are reported in other comprehensive income on the Consolidated Statements of Income. The unrealized loss on this interest rate swap was $475,000 as of March 31, 2021 and the unrealized loss was $1.7 million as of December 31, 2020.
Derivatives related to home mortgage banking activities
    The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as "interest rate lock commitments". The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. RML had commitments to originate mortgage loans held for sale totaling $181.4 million and $150.3 million at March 31, 2021 and December 31, 2020, respectively. Changes in the value of RML's interest rate derivatives are recorded in mortgage banking income on the Consolidated Statements of Income. None of these derivatives are designated as hedging instruments.

    The following table presents the fair value of derivatives not designated as hedging instruments at March 31, 2021 and December 31, 2020:

(In Thousands)	Asset Derivatives
		March 31, 2021	December 31, 2020
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$5,970	$7,387
Interest rate lock commitments	Other assets	2,713	4,034
Retail interest rate contracts	Other assets	588	—
Total		$9,271	$11,421

(In Thousands)	Liability Derivatives
		March 31, 2021	December 31, 2020
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$5,970	$7,387
Retail interest rate contracts	Other liabilities	—	880
Total		$5,970	$8,267
    The following table presents the net gains (losses) of derivatives not designated as hedging instruments for periods indicated below:

		Three Months Ended March 31,
(In Thousands)	Income Statement Location	2021	2020
Retail interest rate contracts	Mortgage banking income	$3,000	($3,124)
Interest rate lock commitments	Mortgage banking income	(1,369)	2,144
Total		$1,631	($980)
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

    The following table summarizes the derivatives that have a right of offset as of March 31, 2021 and December 31, 2020:

March 31, 2021				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$5,970	$—	$5,970	$—	$—	$5,970
Retail interest rate contracts	588	—	588	—	—	588

Liability Derivatives
Interest rate swaps	$5,970	$—	$5,970	$—	$5,970	$—

December 31, 2020				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$7,387	$—	$7,387	$—	$—	$7,387

Liability Derivatives
Interest rate swaps	$7,387	$—	$7,387	$—	$7,387	$—
Retail interest rate contracts	880	—	880	—	—	880

10.  Fair Value Measurements
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

Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2021, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Company has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.

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

Assets Subject to Nonrecurring Adjustment to Fair Value

    The Company is also required to measure certain assets such as equity method investments, goodwill, intangible assets, impaired loans, and OREO at fair value on a nonrecurring basis in accordance with GAAP. Any nonrecurring adjustments to fair value usually result from the write-down of individual assets.

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

    Estimated fair values as of the periods indicated are as follows:

	March 31, 2021		December 31, 2020
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$203,590	$203,590	$115,965	$115,965
Investment securities available for sale	93,802	93,802	58,865	58,865
Marketable equity securities	9,471	9,471	9,052	9,052

Level 2 inputs:
Investment securities available for sale	210,008	210,008	188,768	188,768
Investment in Federal Home Loan Bank stock	3,116	3,116	2,551	2,551
Loans held for sale	116,128	116,128	146,178	146,178
Accrued interest receivable	8,243	8,243	7,979	7,979
Interest rate swaps	5,970	5,970	7,387	7,387
Retail interest rate contracts	588	588	—	—

Level 3 inputs:
Investment securities held to maturity	20,000	19,906	10,000	10,000
Loans	1,548,924	1,513,712	1,444,051	1,414,179
Purchased receivables, net	11,818	11,818	13,922	13,922
Interest rate lock commitments	2,713	2,713	4,034	4,034
Mortgage servicing rights	11,657	11,657	11,218	11,218
Commercial servicing rights	1,327	1,327	1,310	1,310

Financial liabilities:
Level 2 inputs:
Deposits	$2,051,317	$2,052,781	$1,824,981	$1,826,990
Borrowings	14,749	15,133	14,817	15,538
Accrued interest payable	67	67	65	65
Interest rate swaps	6,445	6,445	9,122	9,122
Retail interest rate contracts	—	—	880	880

Level 3 inputs:
Junior subordinated debentures	10,310	9,869	10,310	10,475

    The following table sets forth the balances as of the periods indicated of assets and liabilities measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$224,493	$77,184	$147,309	$—
Municipal securities	856	—	856	—
Corporate bonds	30,456	16,618	13,838	—
Collateralized loan obligations	48,005	—	48,005	—
Total available for sale securities	$303,810	$93,802	$210,008	$—
Marketable equity securities	$9,471	$9,471	$—	$—
Total marketable equity securities	$9,471	$9,471	$—	$—
Corporate bonds	$19,906	$—	$—	$19,906
Total held to maturity securities	$19,906	$—	$—	$19,906
Interest rate swaps	5,970	—	5,970	—
Interest rate lock commitments	2,713	—	—	2,713
Mortgage servicing rights	11,657	—	—	11,657
Commercial servicing rights	1,327	—	—	1,327
Retail interest rate contracts	588	—	588	—
Total other assets	$22,255	$—	$6,558	$15,697
Liabilities:
Interest rate swaps	$6,445	$—	$6,445	$—
Total other liabilities	$6,445	$—	$6,445	$—
December 31, 2020
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$174,601	$37,548	$137,053	$—
Municipal securities	856	—	856	—
Corporate bonds	30,492	21,317	9,175	—
Collateralized loan obligations	41,684	—	41,684	—
Total available for sale securities	$247,633	$58,865	$188,768	$—
Marketable equity securities	$9,052	$9,052	$—	$—
Total marketable securities	$9,052	$9,052	$—	$—
Corporate bonds	$10,000	$—	$—	$10,000
Total held to maturity securities	$10,000	$—	$—	$10,000
Interest rate swaps	7,387	—	7,387	—
Interest rate lock commitments	4,034	—	—	4,034
Mortgage servicing rights	11,218	—	—	11,218
Commercial servicing rights	1,310	—	—	1,310
Total other assets	$23,949	$—	$7,387	$16,562
Liabilities:
Interest rate swaps	$9,122	$—	$9,122	$—
Retail interest rate contracts	880	—	880	—
Total other liabilities	$10,002	$—	$10,002	$—

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three-month periods ended March 31, 2021 and 2020:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended March 31, 2021
Held to maturity securities	$10,000	$—	$10,000	$—	$20,000	($94)
Interest rate lock commitments	4,034	(1,147)	9,268	(9,442)	2,713	2,713
Mortgage servicing rights	11,218	(1,009)	1,448	—	11,657	—
Commercial servicing rights	1,310	(23)	40	—	1,327	—
Total	$26,562	($2,179)	$20,756	($9,442)	$35,697	$2,619
Three Months Ended March 31, 2020
Interest rate lock commitments	$810	($897)	$7,507	($4,232)	$3,188	$3,188
Mortgage servicing rights	11,920	(930)	663	—	11,653	—
Commercial servicing rights	1,214	(21)	7	—	1,200	—
Total	$13,944	($1,848)	$8,177	($4,232)	$16,041	$3,188

    There were no changes in unrealized gains and losses for the three-month periods ending March 31, 2021 and 2020 included in other comprehensive income for recurring Level 3 fair value measurements.

    As of and for the periods ending March 31, 2021 and December 31, 2020, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Loans measured for impairment	$5,995	$—	$—	$5,995
Total	$5,995	$—	$—	$5,995
December 31, 2020
Loans measured for impairment	$308	$—	$—	$308
Total	$308	$—	$—	$308

    The following table presents the gains resulting from nonrecurring fair value adjustments for the three-month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In Thousands)	2020	2019
Loans measured for impairment	$985	$665
Total loss from nonrecurring measurements	$985	$665

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
    The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at March 31, 2021 and December 31, 2020:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average Rate Range
March 31, 2021
Loans measured for impairment	In-house valuation of collateral	Discount rate	10% - 100%
Interest rate lock commitment	External pricing model	Pull through rate	93.28%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	8.13% - 12.87%
		Discount rate	7.75%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	7.38% - 9.94%
		Discount rate	9.46%
December 31, 2020
Loans measured for impairment	In-house valuation of collateral	Discount rate	30%
Interest rate lock commitment	External pricing model	Pull through rate	90.65%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	7.77% - 13.17%
		Discount rate	7.75% - 0.00%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	7.38% - 9.94%
		Discount rate	9.46%

11.  Segment Information
    The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of March 31, 2021, the Community Banking segment operated 17 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
    Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended March 31, 2021
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$19,799	$797	$20,596
Interest expense	1,065	38	1,103
Net interest income	18,734	759	19,493
Benefit for credit losses	(1,488)	—	(1,488)
Other operating income	2,274	13,622	15,896
Other operating expense	13,664	7,663	21,327
Income before provision for income taxes	8,832	6,718	15,550
Provision for income taxes	1,452	1,917	3,369
Net income	$7,380	$4,801	$12,181

	Three Months Ended March 31, 2020
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$16,880	$459	$17,339
Interest expense	1,619	30	1,649
Net interest income	15,261	429	15,690
Provision for credit losses	2,060	—	2,060
Other operating income	1,768	4,665	6,433
Other operating expense	13,612	5,175	18,787
Income before provision for income taxes	1,357	(81)	1,276
Provision (benefit) for income taxes	266	(23)	243
Net income	$1,091	($58)	$1,033

March 31, 2021
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$2,195,445	$155,798	$2,351,243
Loans held for sale	$—	$116,128	$116,128

December 31, 2020
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,935,871	$185,927	$2,121,798
Loans held for sale	$—	$146,178	$146,178

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion should be read in conjunction with the unaudited consolidated financial statements of Northrim BanCorp, Inc. (the “Company”) and the notes thereto presented elsewhere in this report and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Except as otherwise noted, references to "we", "our", "us" or "the Company" refer to Northrim BanCorp, Inc. and its subsidiaries that are consolidated for financial reporting purposes.
Note Regarding Forward Looking-Statements
This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, the strength of the local economy, and statements related to the expected or potential impact of the novel coronavirus ("COVID-19") pandemic and related responses of the government. All statements other than statements of historical fact, including statements regarding industry prospects, future results of operations or financial position and the expected or potential impact of COVID-19 and related responses of the government, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements, whether concerning COVID-19 and the government response related thereto or otherwise, are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the uncertainties relating to the impact of COVID-19 on the Company's credit quality, business, operations and employees; the availability and terms of funding from government sources related to COVID-19; the impact of the results of the recent U.S. elections on the regulatory landscape, capital markets, and the response to and management of the COVID-19 pandemic, including the effectiveness of already-enacted fiscal stimulus from the federal government and a potential infrastructure bill; the timing of Paycheck Protection Program ("PPP") loan forgiveness; the general condition of, and changes in, the Alaska economy; our ability to maintain or expand our market share or net interest margin; our ability to maintain asset quality; our ability to implement our marketing and growth strategies; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report and Part I. Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, as well as in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that forward looking statements are made only as of the date of this report and that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.
    Critical Accounting Policies
    Our critical accounting policies are described in detail in Part II. Item 7, Management’s Discussion and Analysis, and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. As of January 1, 2021, the Company implemented ASU 2016-13, Financial Instruments - Credit Losses ("ASU 2016-13" or "CECL"), and due to the significance of the implementation, the following Allowance for Credit Losses Policy has been updated from the policies disclosed in our prior year financial statements. The Company's critical accounting policies also include valuation of goodwill and other intangible assets, the valuation of other real estate owned ("OREO"), and the valuation of mortgage servicing rights. There have been no other material changes to the valuation techniques or models during 2021.

Allowance for Credit Losses Policy: The Company's Executive Loan Management Committee and Asset Liability Committee are both involved in monitoring various aspects of the Company's allowances for credit losses ("ACL")

methodology. The Company's Audit Committee provides board oversight of the ACL process and reviews and approves the ACL methodology on a quarterly basis.

CECL is not prescriptive in the methodology used to determine the expected credit loss estimate. Therefore, management has flexibility in selecting the methodology. However, the expected credit losses must be estimated over a financial asset's contractual term, adjusted for prepayments, utilizing quantitative and qualitative factors.

The estimate of current expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is the starting point for estimating expected credit losses. Adjustments are made to historical loss experience to reflect differences in asset-specific risk characteristics, such as underwriting standards, portfolio mix or asset terms, and differences in economic conditions – both current conditions and reasonable and supportable forecasts. When the Company is not able to make or obtain reasonable and supportable forecasts for the entire life of the financial asset, it has estimated expected credit losses for the remaining life after the forecasted period, using an approach that reverts to historical credit loss information.

Depending on the nature and size of the pool of financial assets with similar risk characteristics, the Company uses a discounted cash flow (“DCF”) method or a weighted average remaining life method to estimate expected credit losses quantitatively. Under the DCF method, the Company utilizes complex models to obtain reasonable and supportable forecasts to calculate two predictive metrics, the probability of default ("PD") and loss given default ("LGD"). The PD measures the probability that a loan will default within a given time horizon and is an assumption derived from regression models which determine the relationship between historical defaults and certain economic variables. The Company's regression models for PD utilize the Company's actual historical loan level default data. The Company determines a reasonable and supportable forecast and applies that forecast to the regression model to estimate defaults over the forecast period. Management leverages economic projections from a reputable and independent third-party to inform its loss driver forecasts over the Company's four quarter forecast period. Management utilizes and forecasts Alaska unemployment as a loss driver for all of the loans pools that utilized the DCF method. Management also utilizes and forecasts either one-year percentage change in the Alaska home price index or the one-year percentage change in the national commercial real estate price index as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses. Other internal and external indicators of economic forecasts are also considered by management when developing the forecast metrics. Following the forecast period, the economic variables used to calculate PD revert to a historical average at a constant rate over an 8 quarter reversion period. Other assumptions relevant to the discounted cash flow model to derive the quantitative allowance include the LGD, which is the estimate of loss for a defaulted loan, prepayment speeds, and the discount rate applied to future cash flows. The DCF method utilizes the effective interest rate of individual assets to discount the expected credit losses over the contractual term of the loan, adjusted for prepayments. The LGD is the expected loss which would be realized presuming a default has occurred and primarily measures the value of the collateral or other secondary source of repayment related to the collateral.

The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring.

In addition to the quantitative portion of the ACL derived using either the DCF or weighted average remaining life method, the Company also considers the effects of the following qualitative factors in its calculation of expected losses in the loan portfolio:

•Lending strategy, policies, and procedures;
•Quality of internal loan review;
•Lending management and staff;
•Trends in underlying collateral values;
•Competition, legal, and regulatory changes;
•Economic and business conditions including fluctuations in the price of Alaska North slope crude oil
•Changes in trends, volume and severity of adversely classified loans, nonaccrual loans, and delinquencies;
•Concentration of credit; and
•Changes in the nature and volume of the loan portfolio.

The qualitative factor methodology is based on quantitative metrics, but also includes a high degree of subjectivity and changes in any of the metrics could have a significant impact on our calculation of the ACL.

Loans that do not share risk characteristics with other loans in the portfolio are individually evaluated for expected credit losses and are not included in the collective evaluation. Loans are identified for individual evaluation during regular credit reviews of the portfolio. A loan is generally identified for individual evaluation when management determines that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan for individual evaluation, we measure expected credit losses using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. The analysis of collateral dependent loans includes appraisals on loans secured by real property, management’s assessment of the current market, recent payment history and an evaluation of other sources of repayment.

Update on Economic Conditions
    2020 was a challenging year for the global economy as the COVID-19 pandemic and related governmental policies related to its mitigation led to significant disruption in normal business activity. Management believes that it is counter-intuitive to have a year where payroll jobs declined by 7% and real gross state product ("GSP") fell 4.9% in Alaska, yet per capita income rose over 3% and housing prices and sales activity increased substantially. This was only possible because billions of dollars of federal stimulus money reached Alaska and helped support businesses and individuals through the most challenging times. Record low interest rates and low levels of building activity also contributed to home price increases in Alaska. Oil prices were shocked much lower at the beginning of 2020 at the height of the virus fears and low level of travel activity. However, as the year progressed, oil prices returned to a more stable level and oil production levels in Alaska also followed a similar path.
February 2021 employment data from the Alaska Department of Labor ("DOL") shows a 7% reduction in total payroll jobs, a decline of 22,300 compared to February of 2020. Leisure and hospitality was hit hard, down 23% year over year, a loss of 7,300 jobs. Direct Oil and Gas jobs fell 38% or 3,900 jobs. A decline in public education positions led to a 2,000 job decrease in local government, according to the DOL. Transportation, Warehousing and Utilities declined 9% or 1,800 jobs since last February. Professional and Business Services has also been negatively impacted, down 6% or 1,600 fewer positions over the past year. According to the DOL report, State Government was the only sector to grow year over year. The 1% or 200 job increase was attributed to hiring people for contact tracing and to process unemployment insurance claims. The level of jobless claims reported by the DOL in the middle of February were 3.75 times higher than the same week in 2020.

Alaska’s GSP was $52.1 billion in 2020, compared to $54.7 billion in 2019, according to the Federal Bureau of Economic Analysis ("BEA") in a preliminary report released on March 26, 2021. The U.S. GDP declined 3.5% for 2020. Alaska’s reduction was 4.9% and the worst state was Hawaii at 8%. Based on the report, both states were more negatively affected by travel restrictions reducing tourism. 2020 was very erratic due to COVID-19’s impact on the economy. According to the BEA, Alaska’s GSP declined by 6% and 34% in the first two quarters of the year and then grew 32% and 6% in the third and fourth quarters of 2020 at a seasonally adjusted annualized rate. This is very similar to the nationwide averages for the U.S. which saw a decline of 5% and 31% in the first two quarters of 2020, and then increased 33% and 4% in third and fourth quarters. Alaska’s largest GSP declines in 2020 came from Transportation and Warehousing, followed by Accommodation and Food Services, Oil & Gas and Health Care. All of these sectors showed positive recovery in the 4th quarter of 2020 in Alaska, helping place it 9th fastest growing for the quarter of the 50 U.S. states.

Alaska’s seasonally adjusted personal income for 2020 was $47.4 billion compared to $46 billion in 2019, according to a report released by the BEA on March 24, 2021. Personal income in the U.S. in 2020 increased 6.1% and Alaska rose 3.1%. In a typical year, the majority of personal income is derived from wage earnings. Additionally, some people receive government transfer payments, such as social security, Medicare and Medicaid. Personal income is further supported by earnings from dividends, interest and rents. However, in 2020 earnings from wages and investments decreased in the U.S. and Alaska. The growth in personal income in the U.S. was primarily from a net $1.1 trillion increase in government transfer payments. About half of the transfer payment increase was from unemployment insurance. Direct stimulus payments accounted for a large part of the remainder.

Per capita income in the U.S. was $59,729 compared to $64,780 in Alaska, according to the BEA. This places Alaska as the 9th highest income of the 50 U.S. states. In Alaska, earnings from wages decreased 1.5% or $435 million in 2020 and investment income fell 0.7% or $65 million. Government transfer payments rose 24.2% or $1.9 billion over 2019 levels. By far the largest drop in wage earnings came in Accommodations and Food Services, followed by State and Local Government and Oil & Gas. There were positive increases in wages in the Professional and Technical Services Industry and Health Care.

Alaska North Slope (“ANS”) crude oil had monthly average prices in 2018 and 2019 ranging from $58.86 to $80.03 a barrel. ANS began 2020 at $65.48. Prices fell quickly at the beginning of 2020, responding to fears that COVID-19 would devastate the global economy and reduce the demand for travel. The low month was April when ANS averaged $16.54 a barrel. However, by June the oil markets stabilized and for the last six months the average monthly price remained between $40.42 and $50.32. Thus far in 2021, the monthly average price was $55.56, $61.88 and $65.60 in January, February and March, respectively.

Alaska’s crude oil production averaged 485,300 barrels per day (“bpd”) in fiscal year (“FY”) 2020, which ended in June. This was a decrease of 4.8% compared to the previous FY end. Total output declined 1.2% in FY 2018 and 4.5% in FY 2019. The State Department of Revenue forecasts production on the North Slope to increase by 0.7% in FY 2021 to 488,900 bpd. The production average for the month of March 2021 was 494,176 bpd. In February of 2021 there was an average of 495,076 bpd and 498,176 bpd in January.

Alaska’s home mortgage delinquency and foreclosure levels continue to be better than most of the nation. According to the Mortgage Bankers Association, Alaska’s foreclosure rate was 0.45% at the end of 2020, compared to 0.49% in the third quarter 2020. This was an improvement from 0.63% at the end of 2019. The comparable national average rate was slightly higher than Alaska at 0.56% at the end of 2020, 0.59% in the third quarter of 2020, and 0.78% at the end of 2019. We believe that the foreclosure rates are somewhat misleading because the federal moratorium on foreclosure activity on occupied homes led to declining foreclosure numbers, even though job losses strained the economy and borrowers' ability to pay.

The Mortgage Bankers Association survey reported that the percentage of delinquent mortgage loans at the end of 2020 in Alaska was 6.21%, down considerably from 6.78% at the end of September 2020. However, this is significantly higher than 2.85% at the end of 2019 before the effects of COVID-19 impacted the market. The comparable delinquency rate for the entire country was higher than Alaska at 7.19% at the end of 2020, compared to 7.6% in the third quarter of 2020, and 4.07% at the end of 2019.

Management believes that many people across the country took advantage of mortgage forbearance plans available from lenders to delay payments or pay interest only on their homes. Until these borrowers catch up on past due payments these loans will appear delinquent because they are still behind according to the original terms of the mortgage.

According to the Alaska Multiple Listing Services, the average sales price of a single family home in Anchorage rose 5.9% in 2020 to $396,826. This is following increases of 0.5% and 2.3% in 2019 and 2018, respectively. Average sales prices in the Matanuska Susitna Borough rose 9.9% in 2020, continuing a decade of consecutive price gains. These two markets represent where the vast majority of the bank’s residential building activity occurs.

The number of units sold in Anchorage was up significantly in 2020 by 19.5%, climbing from 2,719 homes sold in 2019 to 3,249 last year. The main difference was a record number of sales occurred in the last quarter of the year, when sales activity typically declines in the winter. The Matanuska Susitna Borough also had strong sales activity, up 9.7% in 2020 to 2,135 units sold compared to 1,946 in 2019. The Matanuska Susitna Borough also had stronger than normal sales in the second half of 2020.

We believe that the low interest rate environment has been a major factor. According to the Federal Reserve Bank of St. Louis, the average 30 year fixed rate mortgage in the U.S. hit all-time record lows last year. Rates began 2020 at 3.72% in the first week of January and fell more than a percent to 2.67% in the last week of December 2020. Rates have begun to rise in the first quarter of 2021 and finished March at 3.18%.

    COVID-19 Issues:

•Industry Exposure: Northrim has identified various industries that may be adversely impacted by the COVID-19 pandemic and the significant decline in oil prices. Though the industries affected may change through the progression of the pandemic, the following sectors for which the Company has exposure, as a percent of the total loan portfolio as of March 31, 2021 are being impacted: Healthcare (6%), Tourism (5%), Oil and Gas (4%), Aviation (non-tourism) (4%), Accommodations (2%), Retail (2%) and Restaurants (2%). The Company's exposure as a percent of the total loan portfolio excluding U.S. Small Business Administration ("SBA") PPP loans as of March 31, 2021 are: Healthcare (8%), Tourism (7%), Oil and Gas (6%), Aviation (non-tourism) (5%), Accommodations (3%), Retail (3%) and Restaurants (3%).

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

Loan Modifications due to COVID-19 as of March 31, 2021
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$65,201	$23,096	$88,297
Number of modifications	21	9	30

Loan Modifications due to COVID-19 as of December 31, 2020
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$43,379	$22,165	$65,544
Number of modifications	23	11	34
Consumer loans represent 1% of total loan modifications identified above. Of the $88.3 million and 30 loan modifications as of March 31, 2021, approximately $83.2 million and 26 loans have entered into a second modification.
•Branch Operations: No branch operations are limited as a result of COVID-19, while a number of customer and employee safety measures continue to be implemented.

•Remote Workers: As of March 31, 2021, approximately 39% of the Company's employees are working remotely either on a full- or part-time basis directly due to the pandemic caused by COVID-19. These employees primarily hold non-customer facing positions within the Company. Prior to the pandemic, less than 8% of the Company's employees worked remotely. The increase in the number of employees that work remotely has had no material impact on the Company's operations.

•Growth and Paycheck Protection Program:
•Over the last twelve months, Northrim funded a total of 5,025 PPP loans totaling $579.6 million to both existing and new customers. Of this amount, 2,125 loans totaling $204 million were originated during the first quarter of 2021 through the second round of PPP funding.
•As of March 31, 2021, the second round of PPP resulted in 459 new customers totaling $21.3 million in PPP loans, no non-PPP loans, and $10.4 million in new deposit balances.
•PPP round one and two has resulted in 1,844 new customers, with non-PPP loan balances of $26.6 million and deposit balances of $97.4 million as of March 31, 2021.
•Management estimates that we funded approximately 27% of the number and 34% of the value of all Alaska PPP loans for the quarter ending March 31, 2021.
•As of March 31, 2021, Northrim customers had received forgiveness through the SBA on 1,704 PPP loans totaling $170.1 million, of which 1,167 PPP loans totaling $105 million were forgiven in the first quarter of 2021.
•The Company initially utilized the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility ("PPPLF") to fund PPP loans, but paid back those funds in full during the second quarter of 2020 and has since funded the SBA PPP loans through core deposits and maturity of long-term investments.

•Capital Management: At March 31, 2021, the capital ratios of the Company and Northrim Bank (the "Bank") were well in excess of all regulatory requirements. During the first quarter of 2021, the Company repurchased 61,399 shares of common stock at an average price of $36.02.

Highlights and Summary of Performance - First Quarter of 2021
The Company reported net income and diluted earnings per share of $12.2 million and $1.94, respectively, for the first quarter of 2021 compared to net income and diluted earnings per share of $1.0 million and $0.16, respectively, for the first quarter of 2020. The increase in net income for the three-month period ending March 31, 2021 compared to the same period last year is attributable to significant increases in net income in both the Home Mortgage Lending segment, as a result of increased production, and in the Community Banking segment for a variety of reasons, which are discussed below.

•Total revenue in the first quarter of 2021, which includes net interest income plus other operating income, increased 60% to $35.4 million from $22.1 million in the first quarter a year ago, primarily due to a $9.0 million increase in mortgage banking income.
•Net interest income increased 24% to $19.5 million in the first quarter of 2021 compared to the same period in 2020 mainly due to increased loans and loans held for sale balances and fees on PPP loans.
•Net interest margin decreased to 3.90% in the first quarter of 2021 as compared to 4.32% in the first quarter a year ago primarily due to lower interest rates.
•The Company booked a benefit for credit losses of $1.5 million for the three-month period ending March 31, 2021, compared to a provision of $2.1 million in the same period in 2020. The provision for the current quarter was recorded using the CECL accounting standard and reflects expected lifetime credit losses on loans and off-balance sheet unfunded loan commitments. The decrease in the provision for loan credit loss in the first quarter of 2021 is primarily the result of improvement in economic assumptions used to estimate lifetime credit losses, which was only partially offset by an increase in the provision for unfunded commitments resulting from increased balances.
•The Company paid cash dividends of $0.37 per common share in the first quarter of 2021, up 9% from $0.34 in the first quarter of 2020.

Other financial measures are shown in the table below:

	Three Months Ended March 31,
	2021	2020
Return on average assets, annualized	2.25%	0.25%
Return on average shareholders' equity, annualized	21.40%	2.00%
Dividend payout ratio	18.99%	215.20%
Credit Quality
Nonperforming assets: Nonperforming assets, net of government guarantees at March 31, 2021 increased $3.2 million, or 20% to $19.5 million as compared to $16.3 million at December 31, 2020. OREO, net of government guarantees, increased $274,000 to $6.3 million at March 31, 2021 as compared to $6.0 million at December 31, 2020 due to the addition of one OREO property in the first quarter of 2021. Nonperforming loans, net of government guarantees increased $3.0 million during the first three months of 2021 as compared to December 31, 2020, primarily due to the addition of two relationships in the first three months of 2021. $10.4 million, or 53% of nonperforming assets are nonaccrual loans related to seven commercial relationships. While it is too early to determine the effect that the COVID-19 pandemic will ultimately have on our non-performing assets, significant increases may occur in subsequent quarters.

    The following table summarizes nonperforming asset activity for the three-month periods ending March 31, 2021 and 2020.

				Writedowns		Transfers to
(In Thousands)	Balance at December 31, 2020	Additions this quarter	Payments this quarter	/Charge-offs this quarter	Transfers to OREO	Performing Status this quarter	Sales this quarter	Balance at March 31, 2021
Nonperforming loans	$11,569	$5,995	($2,215)	($163)	($274)	($449)	$—	$14,463
Nonperforming loans guaranteed by government	(1,483)	—	101	—	—	—	—	(1,382)
Nonperforming loans, net	10,086	5,995	(2,114)	(163)	(274)	(449)	—	13,081
Other real estate owned	7,289	274	—	—	—	—	—	7,563
Repossessed assets	231	—	—	(6)	—	—	—	225
Other real estate owned guaranteed
by government	(1,279)	—	—	—	—	—	—	(1,279)
Total nonperforming assets,
net of government guarantees	$16,327	$6,269	($2,114)	($169)	($274)	($449)	$—	$19,590

				Writedowns		Transfers to
(In Thousands)	Balance at December 31, 2019	Additions this quarter	Payments this quarter	/Charge-offs this quarter	Transfers to OREO/REPO	Performing Status this quarter	Sales this quarter	Balance at March 31, 2020
Nonperforming loans	$15,356	$1,167	($1,122)	($165)	($162)	$—	$—	$15,074
Nonperforming loans guaranteed by government	(1,405)	(268)	2	—	—	—	—	(1,671)
Nonperforming loans, net	13,951	899	(1,120)	(165)	(162)	—	—	13,403
Other real estate owned	7,043	162	—	—	—	—	—	7,205
Repossessed assets	231	—	—	—	—	—	—	231
Other real estate owned guaranteed
by government	(1,279)	—	—	—	—	—	—	(1,279)
Total nonperforming assets,
net of government guarantees	$19,946	$1,061	($1,120)	($165)	($162)	$—	$—	$19,560
Potential problem loans: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. These loans are closely monitored and their performance is reviewed by management on a regular basis. At March 31, 2021, management had identified potential problem loans of $1.4 million as compared to potential problem loans of $6.1 million at December 31, 2020. The decrease in potential problem loans from December 31, 2020 to March 31, 2021 is primarily the result of one $3.9 million relationship moving to nonaccrual as well as paydowns to existing potential problem loans in the first quarter of 2021.
Troubled debt restructurings (“TDRs”): TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months. The Company had $2.4 million in loans classified as TDRs that were performing and $4.2 million in TDRs included in nonaccrual loans at March 31, 2021 for a total of approximately $6.5 million. There are $1.5 million in government guarantees associated with TDRs, so total TDRs, net of government guarantees, are $5.0 million at March 31, 2021. At December 31, 2020 there were $832,000 in loans classified as TDRs, net of government guarantees that were performing and $4.5 million in TDRs included in nonaccrual loans for a total of $5.3 million. See Note 4 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.

RESULTS OF OPERATIONS
Income Statement
    Net Income
    Net income for the first quarter of 2021 increased $11.1 million to $12.2 million as compared to $1.0 million for the same period in 2020. The increase in net income is attributable to significant increases in net income in both the Home Mortgage Lending segment, as a result of increased production, and in the Community Banking segment for a variety of reasons, which are discussed below.
    Net Interest Income/Net Interest Margin
    Net interest income for the first quarter of 2021 increased $3.8 million, or 24%, to $19.5 million as compared to $15.7 million for the first quarter of 2020. Net interest margin decreased 42 basis points to 3.90% in the first quarter of 2021 as compared to 4.32% in the first quarter of 2020. The increase in net interest income in the first quarter of 2021 compared to the same periods of 2020 was primarily the result of higher interest income on loans due in large part to full recognition of the deferred PPP loan fees upon loan forgiveness through the SBA. During the first quarter of 2021, Northrim received $105.0 million in loan forgiveness through the SBA, compared to none in the first quarter of 2020, resulting in total net PPP fee income of $3.3 million. As of March 31, 2021, there was $3.1 million of net PPP fee income from round one remaining and $8.8 million remaining from round two for total net deferred fees on PPP loans of $11.9 million. The decrease in net interest margin in the first quarter of 2021 as compared to the same period a year ago was primarily the result of the reduction in short-term interest rates in 2020 and the impact of the PPP loans on the resulting yields in the loan portfolio. Changes in net interest margin in the three months ended March 31, 2021 as compared to the same period in the prior year are detailed below:

Three Months Ended March 31, 2021 vs. March 31, 2020
Nonaccrual interest adjustments	0.01%
Impact of SBA Paycheck Protection Program loans	0.19%
Interest rates and loan fees	(0.46)%
Volume and mix of interest-earning assets	(0.16)%
Change in net interest margin	(0.42)%

Components of Net Interest Margin
The following table compares average balances and rates as well as margins on earning assets for the three-month periods ended March 31, 2021 and 2020:

(Dollars in Thousands)	Three Months Ended March 31,
					Interest income/
	Average Balances		Change		expense		Change		Average Yields/Costs
	2021	2020	$	%	2021	2020	$	%	2021	2020	Change
Loans[1,2]	$1,492,906	$1,059,023	$433,883	41%	$18,642	$14,919	$3,723	25%	5.06%	5.67%	(0.61)%
Loans held for sale	114,585	50,375	64,210	127%	782	440	342	78%	2.77%	3.51%	(0.74)%

Short-term investments[3]	120,875	68,076	52,799	78%	38	236	(198)	(84)%	0.13%	1.39%	(1.26)%
Long-term investments[4]	298,776	284,068	14,708	5%	1,134	1,744	(610)	(35)%	1.54%	2.47%	(0.93)%
Total investments	419,651	352,144	67,507	19%	1,172	1,980	(808)	(41)%	1.13%	2.26%	(1.13)%
Interest-earning assets	2,027,142	1,461,542	565,600	39%	20,596	17,339	3,257	19%	4.12%	4.77%	(0.65)%
Nonearning assets	170,565	174,049	(3,484)	(2)%
Total	$2,197,707	$1,635,591	$562,116	34%

Interest-bearing demand	$470,382	$320,767	$149,615	47%	$118	$164	($46)	(28)%	0.10%	0.21%	(0.11)%
Savings deposits	317,520	229,639	87,881	38%	129	237	(108)	(46)%	0.16%	0.42%	(0.26)%
Money market deposits	246,009	206,043	39,966	19%	114	257	(143)	(56)%	0.19%	0.50%	(0.31)%
Time deposits	173,168	169,410	3,758	2%	588	826	(238)	(29)%	1.38%	1.96%	(0.58)%
Total interest-bearing deposits	1,207,079	925,859	281,220	30%	949	1,484	(535)	(36)%	0.32%	0.64%	(0.32)%
Borrowings	25,100	22,188	2,912	13%	154	165	(11)	(7)%	2.49%	2.99%	(0.50)%
Total interest-bearing liabilities	1,232,179	948,047	284,132	30%	1,103	1,649	(546)	(33)%	0.36%	0.70%	(0.34)%
Demand deposits and other noninterest-bearing liabilities	734,711	479,578	255,133	53%
Equity	230,817	207,966	22,851	11%
Total	$2,197,707	$1,635,591	$562,116	34%
Net interest income					$19,493	$15,690	$3,803	24%
Net interest margin									3.90%	4.32%	(0.42)%
Average loans to average interest-earning assets	73.65%	72.46%
Average loans to average total deposits	78.79%	77.91%
Average non-interest deposits to average total deposits	36.30%	31.88%
Average interest-earning assets to average interest-bearing liabilities	164.52%	154.16%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $4.1 million and $847,000 in the first quarter of 2021 and 2020, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $11.2 million and $15.0 million in the first quarter of 2021 and 2020, respectively.
3Consists of interest bearing deposits in other banks.
4Consists of investment in debt securities available for sale, equity securities, investment securities held to maturity, and investment in Federal Home Loan Bank stock.

    The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending March 31, 2021 and 2020.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Three Months Ended March 31, 2021 vs. 2020
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$2,985	$738	$3,723
Loans held for sale	414	(72)	342
Short-term investments	105	(303)	(198)
Long-term investments	81	(691)	(610)
Total interest income	$3,585	($328)	$3,257

Interest Expense:
Interest-bearing deposits	$370	($905)	($535)
Borrowings	19	(30)	(11)
Total interest expense	$389	($935)	($546)

    Provision for Credit Losses
The provision for credit loss expense is the amount of expense that, based on our judgment, is required to maintain the ACL at an appropriate level under CECL. The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. Refer to Note 1 of the notes to Consolidated Financial Statements included in Item 1 of this report for detailed discussion regarding ACL methodologies for loans, available for sale debt securities, held to maturity securities, loans held for investment, unfunded commitments, and purchased receivables.
The following table presents the major categories of credit loss expense:

	Three Months Ended March 31,
(In Thousands)	2021	2020
Credit loss expense on loans held for investment	($1,905)	$2,060
Credit loss expense on unfunded commitments	417	—
Credit loss expense on available for sale debt securities	—	—
Credit loss expense on held to maturity securities	—	—
Credit loss expense on purchased receivables	—	—
Total credit loss expense	($1,488)	$2,060
The decrease in the provision for credit losses on loans is primarily the result of improvement in economic assumptions used to estimate lifetime credit losses. The increase in the provision for credit losses on unfunded commitments is primarily due to an increase in total unfunded commitments, which was only partially offset by lower lifetime expected loss rates due to improvement in economic assumptions.

    Other Operating Income
    Other operating income for the three-month period ended March 31, 2021, increased $9.5 million, or 147%, to $15.9 million as compared to $6.4 million for the same period in 2020, primarily due to the $9.0 million increase in mortgage banking income in the first quarter of 2021 compared to the same quarter in 2020. This increase in mortgage banking income in the three-month period ended March 31, 2021 as compared to the same period in 2020 was primarily due to increased refinance activity and home purchases due to changes in the mortgage interest rates. Also, changes in the fair value mark-to-market of the marketable equity securities portfolio decreased other income by $84,000 in the first quarter of 2021 as compared to $871,000 in the first quarter of 2020. Additionally, the Company recognized $92,000 in interest rate swap fee income in the first quarter of 2021. These increases were only partially offset by a decrease in purchased receivable income due to customers reportedly using PPP funds instead of selling receivables.
Other Operating Expense
    Other operating expense for the first quarter of 2021 increased $2.5 million, or 14%, to $21.3 million as compared to the same period in 2020 primarily due to higher salaries and other personnel expense and other miscellaneous operating expenses related to mortgage banking operations, which fluctuate with production volumes.
    Income Taxes
    The provision for income taxes for the first quarter of 2021 increased $3.1 million, or 1,286%, as compared to the same period in 2020. The increase in the three-month period ending March 31, 2021 as compared to the same period in 2020 was primarily due to the increase in pretax income. The effective tax rate increased to 22% in the three-month period ending March 31, 2021 as compared to 19% in the same period in 2020. The increased rate in three-month period ending March 31, 2021 was primarily due to decreased tax credits and tax exempt interest income as a percentage of net income.

FINANCIAL CONDITION
    Balance Sheet Overview
Portfolio Investments
Portfolio investments at March 31, 2021 increased 25%, or $66.6 million, to $333.3 million from $266.7 million at December 31, 2020 as proceeds from an increase in deposits that were not lent out were invested in the first three months of 2021.
The table below details portfolio investment balances by portfolio investment type:

	March 31, 2021		December 31, 2020
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
	Balance	% of total	Balance	% of total
U.S. Treasury and government sponsored entities	$224,493	67.4%	$174,601	65.5%
Municipal securities	856	0.3%	856	0.3%
Corporate bonds	50,456	15.1%	40,492	15.2%
Collateralized loan obligations	48,005	14.4%	41,684	15.6%
Preferred stock	9,471	2.8%	9,052	3.4%
Total portfolio investments	$333,281		$266,685

Loans and Lending Activities
The following table presents the concentration distribution of the loan portfolio, net of deferred fees and costs, as of the dates indicated:

	March 31, 2021		December 31, 2020
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial & industrial loans	$695,797	44.9%	$612,254	42.2%
Commercial real estate:
Owner occupied properties	244,416	15.8%	233,320	16.2%
Non-owner occupied and multifamily properties	399,982	25.8%	392,452	27.2%
Residential real estate:
1-4 family residential properties secured by first liens	31,930	2.1%	33,415	2.3%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	17,536	1.1%	18,236	1.3%
1-4 family residential construction loans	35,051	2.3%	32,500	2.3%
Other construction, land development and raw land loans	86,574	5.6%	83,463	5.8%
Obligations of states and political subdivisions in the US	15,795	1.0%	15,318	1.1%
Agricultural production, including commercial fishing	12,901	0.8%	12,968	0.9%
Consumer loans	5,563	0.4%	5,734	0.4%
Other loans	3,379	0.2%	4,390	0.3%
Total loans	$1,548,924		$1,444,050
Loans increased by $104.9 million, or 7%, to $1.549 billion at March 31, 2021 from $1.444 billion at December 31, 2020, primarily as a result of increased commercial loans due to the Company's participation in the SBA PPP. PPP loans are included in commercial and industrial loans in the table below and totaled $402.5 million at March 31, 2021 and $304.6 million at December 31, 2020. Commercial real estate loans increased $18.9 million, or 3% during the same period. As shown in the table above, 1-4 family residential construction loans, other construction loans, and obligations of states and political subdivisions also increased in the first quarter of 2021 while the remaining loan segments decreased slightly, as compared to year end 2020. Management believes that the significant outreach that the Company has done throughout the SBA PPP lending cycle to both customers and non-customers has contributed to growth in our market share for non-PPP lending relationships.

    Information about loans directly exposed to the oil and gas industry

    The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $64.7 million, or approximately 4% of loans as of March 31, 2021 have direct exposure to the oil and gas industry as compared to $65.1 million, or approximately 4% of loans as of December 31, 2020. The Company's exposure as a percent of the total loan portfolio excluding SBA PPP loans as of March 31, 2021 and December 31, 2020 was 6%. The Company has no loans to oil producers or exploration companies as of March 31, 2021 or December 31, 2020, but the totals noted include a loan related to construction of an oil drilling rig. The balance of this loan was $2.9 million and $3.0 million at March 31, 2021 and December 31, 2020, respectively, and is classified as an Asset Quality Rating ("AQR") system pass loan in both periods. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $67.5 million and $63.5 million at March 31, 2021 and December 31, 2020, respectively. The portion of the Company's ACL that related to the loans with direct exposure to the oil and gas industry was estimated at $1.5 million as of March 31, 2021 and $1.2 million as of December 31, 2020.

    The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	March 31, 2021	December 31, 2020
Commercial & industrial loans	$41,038	$41,016
Commercial real estate:
Owner occupied properties	11,033	11,296
Non-owner occupied and multifamily properties	6,488	6,606
Consumer loans	2,211	2,256
Other loans	3,929	3,948
Total	$64,699	$65,122

Supplemental information about significant COVID-19 exposure on directly impacted industries
    At March 31, 2021, the Company had $80.0 million, or 5% of portfolio loans, in the tourism sector, $57.6 million, or 4% of portfolio loans, in the aviation (non-tourism) sector, $91.4 million, or 6% of total loans, in the healthcare sector, $29.1 million, or 2%, in retail loans and $35.5 million, or 2% in the restaurant sector, and $37.8 million, or 2% in the accommodations sector. At March 31, 2021, the Company had $80.0 million, or 7% of portfolio loans excluding SBA PPP loans, in the tourism sector, $57.6 million, or 5% of portfolio loans excluding SBA PPP loans, in the aviation (non-tourism) sector, $91.4 million, or 8% of total loans excluding SBA PPP loans, in the healthcare sector, $29.1 million, or 3% of total loans excluding SBA PPP loans, in retail loans and $35.5 million, or 3% of total loans excluding SBA PPP loans in the restaurant sector, and $37.8 million, or 3% of total loans excluding SBA PPP loans in the accommodations sector. The portion of the Company's ACL that related to the loans with exposure to these industries is estimated at the following amounts as of March 31, 2021:

(In Thousands)	Tourism	Aviation (non-tourism)	Healthcare	Retail	Restaurant	Accommodations	Total
ACL	$953	$611	$1,055	$334	$421	$443	$3,817

The following table sets forth information regarding changes in the ACL for the periods indicated:

	Three Months Ended March 31,
(In Thousands)	2021	2020
Balance at beginning of period	$21,136	$19,088
Cumulative effect of adoption of ASU 2016-13	(4,511)	—
Charge-offs:
Commercial & industrial loans	163	151
Consumer loans	—	14
Total charge-offs	163	165
Recoveries:
Commercial & industrial loans	185	12
Commercial real estate:
Owner occupied properties	2	—
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	10	9
Agricultural production, including commercial fishing	8	8
Consumer loans	2	5
Total recoveries	207	34
Net, (recoveries) charge-offs	(44)	131
(Benefit) provision for credit losses	(1,905)	2,060
Balance at end of period	$14,764	$21,017
    The following table sets forth information regarding changes in the ACL for unfunded commitments for the periods indicated:

	Three Months Ended March 31,
(In Thousands)	2021	2020
Balance at beginning of period	$187	$152
Cumulative effect of adoption of ASU 2016-13	1,229	—
Adjusted balance, beginning of period	1,416	152
Provision for credit losses	417	7
Balance at end of period	$1,833	$159

While management believes that it uses the best information available to determine the ACL, unforeseen market conditions and other events could result in adjustment to the ACL, and net income could be significantly affected if circumstances differed substantially from the assumptions used in making the final determination of the ACL. Moreover, bank regulators frequently monitor banks' loan loss allowances, and if regulators were to determine that the Company’s ACL is inadequate, they may require the Company to increase the ACL, which may adversely impact the Company’s net income and financial condition.

Deposits
Deposits are the Company’s primary source of funds. Total deposits increased $226.3 million, or 12%, to $2.051 billion as of March 31, 2021 compared to $1.825 billion as of December 31, 2020. This increase is primarily due to funding PPP loans, but is also due to new customer relationships as a result of the Company's significant PPP efforts during the first quarter of 2021 and the last nine months of 2020. The following table summarizes the Company's composition of deposits as of the periods indicated:

	March 31, 2021		December 31, 2020
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$762,793	37%	$643,825	35%
Interest-bearing demand	524,373	26%	459,095	25%
Savings deposits	325,625	16%	308,725	17%
Money market deposits	253,934	12%	237,705	13%
Time deposits	184,592	9%	175,631	10%
Total deposits	$2,051,317		$1,824,981
The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 91% of total deposits at March 31, 2021 and 90% of total deposits at December 31, 2020.
    The only deposit category with stated maturity dates is certificates of deposit. At March 31, 2021, the Company had $184.6 million in certificates of deposit as compared to certificates of deposit of $175.6 million at December 31, 2020. At March 31, 2021, $135.0 million, or 73%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $175.6 million, or 73%, of total certificates of deposit at December 31, 2020. The aggregate amount of certificates of deposit in amounts of $100,000 and greater at March 31, 2021 and December 31, 2020, was $143.2 million and $133.3 million, respectively. The following table sets forth the amount outstanding of deposits in amounts of $100,000 and greater by time remaining until maturity and percentage of total deposits as of March 31, 2021:

	Time Certificates of Deposit
	of $100,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$27,297	19%
Over 3 through 6 months	51,359	36%
Over 6 through 12 months	29,976	21%
Over 12 months	34,613	24%
Total	$143,245	100%

There were no depositors with deposits representing 10% or more of total deposits at March 31, 2021 or December 31, 2020.
Borrowings
    FHLB: The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Bank’s assets. At March 31, 2021, our maximum borrowing line from the FHLB was $1.050 billion, approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. The Company has outstanding advances of $14.7 million as of March 31, 2021 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. These advances have original terms of either 18 or 20 years with 30 year amortization periods and fixed interest rates ranging from 1.23% to 3.25%.

    Federal Reserve Bank: The Federal Reserve Bank of San Francisco (the "Federal Reserve Bank") is holding $80.8 million of loans as collateral to secure advances made through the discount window on March 31, 2021. There were no discount window advances outstanding at March 31, 2021 or December 31, 2020, respectively.

    Other Short-term Borrowings: The Company is subject to provisions under Alaska state law, which generally limit the amount of outstanding debt to 35% of total assets or $816.9 million at March 31, 2021 and $736.0 million at December 31, 2020.

    At March 31, 2021 and December 31, 2020, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
    Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advances noted above as of March 31, 2021 or December 31, 2020.
    Liquidity and Capital Resources
    The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company. Given that the Bank currently meets and the Bank anticipates that it will continue to meet, all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards, the Company expects to continue to receive dividends from the Bank during the remainder of 2021.
The Company manages its liquidity through its Asset and Liability Committee. Our primary sources of funds are customer deposits and advances from the FHLB. These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations. The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers' demands that we advance funds against unfunded lending commitments. Our total unfunded commitments to fund loans and letters of credit at March 31, 2021 were $375.7 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. Additionally, as noted above, our total deposits at March 31, 2021 were $2.051 billion.
As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 "Financial Statements" of this report, net cash provided by operating activities was $44.6 million for the first three months of 2021, primarily due to cash provided by proceeds from the sale of loans held for sale, which were only partially offset by cash used in connection with the origination of loans held for sale. Net cash used by investing activities was $178.7 million for the same period, primarily due to increases in loans, in particular PPP loans, as well as purchases of available for sale securities. This use of cash was only partially offset by proceeds from the maturities and calls of securities available for sale. Net cash provided by financing activities in the same period was $221.8 million, primarily due to increases in deposits largely due to funding PPP loans that was done via deposit into customer accounts.
The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. As customers withdraw funds from deposit accounts that were obtained from the Company via PPP loans, the Company may need to borrow funds to meet an immediate liquidity need. At March 31, 2021, our funds available for borrowing under our existing lines of credit were $1.116 billion. Additionally, the Company can obtain additional nonrecourse borrowings under the Federal Reserve Bank's newly created PPPLF as a source of additional liquidity in order to meet liquidity needs created by the origination of PPP loans without excessive usage of the Company's other existing liquidity sources. The Company had $349.9 million in PPP loans eligible to be pledged for the PPPLF program as of March 31, 2021. The Company has not obtained any other new borrowing lines or other new sources of liquidity other than the PPPLF program resulting from anticipated liquidity challenges from COVID-19.
Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient to fund our ongoing operating activities and our anticipated capital requirements for at least 12 months.
The Company issued 17,308 shares of its common stock in the first three months of 2021 and repurchased 61,399 shares of its common stock under the Company's previously announced repurchase program. At March 31, 2021, the Company had 6,206,913 shares of its common stock outstanding.

Capital Requirements and Ratios
    We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of March 31, 2021, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

    The table below illustrates the capital requirements in effect for the periods noted for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain capital ratios for the Bank in 2021, exceeding the FDIC’s requirements for the “well-capitalized” classification. The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering completed in the fourth quarter of 2005 is included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $10 million more in regulatory capital than the Bank at both March 31, 2021 and December 31, 2020, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

March 31, 2021
Total risk-based capital	8.00%	10.00%	15.50%	13.11%
Tier 1 risk-based capital	6.00%	8.00%	14.55%	12.15%
Common equity tier 1 capital	4.50%	6.50%	13.93%	12.16%
Leverage ratio	4.00%	5.00%	10.33%	8.62%
December 31, 2020
Total risk-based capital	8.00%	10.00%	15.46%	13.13%
Tier 1 risk-based capital	6.00%	8.00%	14.20%	11.88%
Common equity tier 1 capital	4.50%	6.50%	13.57%	11.89%
Leverage ratio	4.00%	5.00%	10.25%	8.55%

    See Note 24 of the Consolidated Financial Statements in Part II. Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for a detailed discussion of the capital ratios. The requirements for "well- capitalized" come from the Prompt Corrective Action rules. See Part I. Item 1 - Business - Supervision and Regulation in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. These rules apply to the Bank but not to the Company. Under the rules of the Federal Reserve Bank, a bank holding company such as the Company is generally defined to be "well capitalized" if its Tier 1 risk-based capital ratio is 8.0% or more and its total risk-based capital ratio is 10.0% or more.

    Off-Balance Sheet Items
The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit, commitments to originate loans held for sale and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. We apply the same credit standards to these commitments as in all of our lending activities and include these commitments in our lending risk evaluations. As of March 31, 2021 and December 31, 2020, the Company’s commitments to extend credit and to provide letters of credit which are not reflected on its balance sheet amounted to $375.7 million and $377.4 million, respectively. Additionally, the Company had commitments to originate loans held for sale of $181.4 million and $150.3 million, as of March 31, 2021 and December 31, 2020, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements. The Company has established reserves of $1.8 million and $187,000 at March 31, 2021 and December 31, 2020 respectively, for losses related to these commitments that are recorded in other liabilities on the consolidated balance sheet.
Capital Expenditures and Commitments
The Company has capital commitments related to a branch remodel and a branch relocation in Anchorage. At March 31, 2021 the Company considers these commitments to be immaterial.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Our assessment of market risk as of March 31, 2021 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of March 31, 2021, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
The disclosure below supplements the risk factors previously disclosed under Part I. Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Changes in income tax laws and interpretations, or in accounting standards, could materially affect our financial condition or results of operations.
On March 31, 2021, President Biden unveiled his infrastructure plan, which includes a proposal to increase the federal corporate income tax rate from 21% to 28% as part of a package of tax reforms to help fund the spending proposals in the plan. The Biden plan is in the early stages of the legislative process, which is expected to proceed this year due to the Democratic Party's majority in both houses of Congress. If adopted as proposed, the increase of the corporate income tax rate would adversely affect our results of operations in future periods.

In addition, further changes in income tax laws could be enacted, or interpretations of existing income tax laws could change, causing an adverse effect on our financial condition or results of operations. Similarly, our accounting policies and methods are fundamental to how we report our financial condition and results of operations. Some of these policies require the use of estimates and assumptions that may affect the value of our assets, liabilities, and financial results. Periodically, new accounting standards are issued or existing standards are revised, changing the methods for preparing our financial statements. These changes are not within our control and may significantly impact our financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) The Company repurchased 61,399 shares of its common stock during the three-month period ending March 31, 2021.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Shares (or Unit)	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Plans or Programs	Maximum Number (1) (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
Month No. 1
January 1, 2021 - January 31, 2021	—	$—	—	313,000
Month No. 2
February 1, 2021 - February 28, 2021	58,334	$35.83	58,334	254,666
Month No. 3
March 1, 2021 - March 31, 2021	3,065	$39.75	3,065	251,601
Total	61,399	$36.02	61,399	251,601
    (1) In August 2004, the Company publicly announced its board of director's (the "Board") authorization to increase the stock in its repurchase program (the "Plan") by an additional 304,283, or 5%, of total shares outstanding. As a result, the total shares available under the Plan at that time increased to 385,855 shares. On June 8, 2007, the Company publicly announced the Board’s authorization to increase the stock in its repurchase program by an additional 305,029 shares, or 5% of total shares outstanding, bringing the total shares available and authorized for repurchase under the Plan at that time to 342,242 shares. In 2007, the Company repurchased shares, bringing the total shares available and authorized for repurchase under the Plan to 227,242 shares. In the third quarter of 2017, the Company repurchased 58,341 shares, bringing the total shares available and authorized for repurchase under the Plan to 168,901. In the fourth quarter of 2018, the Company repurchased 15,468 shares, bringing the total shares available and authorized for repurchase under the Plan to 153,433. In the first quarter of 2019, the Company repurchased 6,110 shares, bringing the total shares available and authorized for repurchase under the Plan to 147,323 as of March 31, 2019. In April 2019, the Company publicly announced its Board's authorization to increase the stock in the Plan by an additional 193,678, or approximately 3%, of total shares outstanding. As a result, the total shares available under the Plan at that time increased to 340,000 shares, or 5% of total shares outstanding. In the second quarter of 2019, the Company repurchased 149,373 shares, bringing the total shares available and authorized for repurchase under the Plan to 192,193 as of June 30, 2019. In the third quarter of 2019, the Company repurchased 192,193 shares, bringing the total shares available and authorized for repurchase under the Plan to zero as of September 30, 2019. On January 27, 2020, the Board authorized the repurchase of up to an additional 327,000 shares of its common stock. In the first quarter of 2020, the Company repurchased 192,709 shares, bringing the total number of shares available and authorized for repurchase under the Plan to 134,291. As of March 31, 2020, the Company had suspended all stock repurchasing activity. The Company resumed its stock repurchase program on August 28, 2020. In the third quarter of 2020, the Company repurchased 88,742 shares, bringing the total number of shares available and authorized for repurchase under the Plan to 45,549. In the fourth quarter of 2020, the Company repurchased 45,549 shares, bringing the total shares available and authorized for repurchase to zero as of December 31, 2020. On February 1, 2021, the Company publicly announced its Board's authorization to repurchase up to an additional 313,000 shares of its common stock. In the first quarter of 2021, the Company repurchased 61,399 shares, bringing the total shares available and authorized for repurchase under the Plan to 251,601.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES

    Not applicable.

ITEM 5. OTHER INFORMATION
(a) Not applicable
(b) There have been no material changes to the procedures by which shareholders may nominate directors to the Company’s board of directors.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page for the Company's Quarterly Report on 10-Q for the quarter ended March 31, 2021 - formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NORTHRIM BANCORP, INC.

May 5, 2021	By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President, Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

May 5, 2021	By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)