Form 10-Q
period 2021-06-30
NORTHRIM BANCORP INC
filed 2021-08-04
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☐ Yes  ☒ No

The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at August 4, 2021 was 6,206,913.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2021	December 31, 2020
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$25,486	$23,304
Interest bearing deposits in other banks	321,399	92,661
Investment securities available for sale, at fair value	337,231	247,633
Marketable equity securities	9,588	9,052
Investment securities held to maturity, at amortized cost	20,000	10,000
Total portfolio investments	366,819	266,685
Investment in Federal Home Loan Bank stock	3,114	2,551
Loans held for sale	105,819	146,178
Loans	1,487,968	1,444,050
Allowance for credit losses	(14,539)	(21,136)
Net loans	1,473,429	1,422,914
Purchased receivables, net	12,500	13,922
Mortgage servicing rights, at fair value	12,835	11,218
Other real estate owned, net	7,073	7,289
Premises and equipment, net	38,202	38,102
Operating lease right-of-use assets	11,374	12,440
Goodwill	15,017	15,017
Other intangible assets, net	1,011	1,029
Other assets	59,489	68,488
Total assets	$2,453,567	$2,121,798
LIABILITIES
Deposits:
Demand	$798,231	$643,825
Interest-bearing demand	582,669	459,095
Savings	322,645	308,725
Money market	258,116	237,705
Certificates of deposit less than $250,000	102,632	92,047
Certificates of deposit $250,000 and greater	82,145	83,584
Total deposits	2,146,438	1,824,981
Borrowings	14,680	14,817
Junior subordinated debentures	10,310	10,310
Operating lease liabilities	11,335	12,378
Other liabilities	33,586	37,737
Total liabilities	2,216,349	1,900,223
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,206,913 and 6,251,004 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	6,207	6,251
Additional paid-in capital	39,871	41,808
Retained earnings	191,791	173,498
Accumulated other comprehensive (loss) income, net of tax	(651)	18
Total shareholders' equity	237,218	221,575
Total liabilities and shareholders' equity	$2,453,567	$2,121,798
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Data)	2021	2020	2021	2020
Interest and Dividend Income
Interest and fees on loans and loans held for sale	$18,963	$17,454	$38,387	$32,813
Interest on investment securities available for sale	815	1,389	1,593	3,011
Dividends on marketable equity securities	126	112	213	214
Interest on investment securities held to maturity	265	—	511	—
Dividends on Federal Home Loan Bank stock	23	18	46	38
Interest on deposits in other banks	61	31	99	267
Total Interest Income	20,253	19,004	40,849	36,343
Interest Expense
Interest expense on deposits	879	1,331	1,828	2,815
Interest expense on borrowings	88	122	148	193
Interest expense on junior subordinated debentures	94	94	188	188
Total Interest Expense	1,061	1,547	2,164	3,196
Net Interest Income	19,192	17,457	38,685	33,147
(Benefit) provision for credit losses	(427)	404	(1,915)	2,464
Net Interest Income After Provision for Credit Losses	19,619	17,053	40,600	30,683
Other Operating Income
Mortgage banking income	11,360	15,227	24,982	19,892
Bankcard fees	879	681	1,619	1,324
Purchased receivable income	575	675	1,107	1,596
Service charges on deposit accounts	308	171	598	533
Unrealized gain (loss) on marketable equity securities	178	149	94	(722)
Interest rate swap income	103	17	195	17
Gain on sale of marketable equity securities, net	31	—	31	98
Other income	698	615	1,402	1,230
Total Other Operating Income	14,132	17,535	30,028	23,968
Other Operating Expense
Salaries and other personnel expense	14,917	15,637	29,645	27,893
Data processing expense	2,206	2,033	4,241	3,802
Occupancy expense	1,869	1,618	3,529	3,275
Marketing expense	672	696	1,076	1,279
Professional and outside services	642	714	1,266	1,322
Insurance expense	329	301	643	613
OREO expense (income), net	47	21	11	(15)
Intangible asset amortization expense	9	12	18	24
Other operating expense	1,645	1,642	3,234	3,268
Total Other Operating Expense	22,336	22,674	43,663	41,461
Income Before Provision for Income Taxes	11,415	11,914	26,965	13,190
Provision for income taxes	3,070	2,014	6,439	2,257
Net Income	$8,345	$9,900	$20,526	$10,933
Earnings Per Share, Basic	$1.34	$1.54	$3.30	$1.70
Earnings Per Share, Diluted	$1.33	$1.52	$3.27	$1.68
Weighted Average Shares Outstanding, Basic	6,206,913	6,367,397	6,213,392	6,417,514
Weighted Average Shares Outstanding, Diluted	6,277,265	6,440,898	6,280,369	6,496,515
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Net income	$8,345	$9,900	$20,526	$10,933
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized (losses) gains arising during the period	($90)	$1,753	($1,608)	$423
Derivatives and hedging activities:
Unrealized (losses) gains arising during the period	(587)	—	673	(1,867)
Income tax benefit (expense) related to reclassifications and unrealized gains
and losses	189	(497)	266	564
Other comprehensive (loss) gain, net of tax	(488)	1,256	(669)	(880)
Comprehensive income	$7,857	$11,156	$19,857	$10,053

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
 See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of Tax	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2021	6,251	$6,251	$41,808	$173,498	$18	$221,575
Cash dividend on common stock ($0.37 per share)	—	—	—	(2,313)	—	(2,313)
Stock-based compensation expense	—	—	280	—	—	280
Exercise of stock options and vesting of restricted stock units, net	17	17	(295)	—	—	(278)
Repurchase of common stock	(61)	(61)	(2,151)	—	—	(2,212)
Other comprehensive loss, net of tax	—	—	—	—	(181)	(181)
Cumulative effect of adoption of ASU 2016-13	—	—	—	2,400	—	2,400
Net income	—	—	—	12,181	—	12,181
Balance as of March 31, 2021	6,207	$6,207	$39,642	$185,766	($163)	$231,452
Cash dividend on common stock ($0.37 per share)	—	—	—	(2,320)	—	(2,320)
Stock-based compensation expense	—	—	229	—	—	229
Other comprehensive loss, net of tax	—	—	—	—	(488)	(488)
Net income	—	—	—	8,345	—	8,345
Balance as of June 30, 2021	6,207	$6,207	$39,871	$191,791	($651)	$237,218
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In Thousands)	2021	2020
Operating Activities:
Net income	$20,526	$10,933
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Gain on sale of securities, net	(31)	(98)
Depreciation and amortization of premises and equipment	1,632	1,542
Amortization of software	574	551
Intangible asset amortization	18	24
Amortization of investment security premium, net of discount accretion	223	(63)
Unrealized (gain) loss on marketable equity securities	(94)	722
Deferred tax expense (benefit)	692	(562)
Stock-based compensation	509	480
Deferred loan fees and amortization, net of costs	5,710	9,921
(Benefit) provision for credit losses	(1,915)	2,464
(Benefit) provision for purchased receivables	—	(1)
Additions to home mortgage servicing rights carried at fair value	(3,193)	(1,659)
Change in fair value of home mortgage servicing rights carried at fair value	1,576	2,858
Change in fair value of commercial servicing rights carried at fair value	76	79
Gain on sale of loans	(21,265)	(15,965)
Proceeds from the sale of loans held for sale	648,901	499,134
Origination of loans held for sale	(587,277)	(549,310)
Gain on sale of other real estate owned	(189)	(75)
Net changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	132	(3,877)
Increase (decrease) in other assets	6,543	(4,309)
(Increase) decrease in other liabilities	(4,698)	617
Net Cash Provided (Used) by Operating Activities	68,450	(46,594)
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(173,968)	(51,074)
Purchases of marketable equity securities	(493)	(1,038)
Purchases of FHLB stock	(570)	(5,801)
Purchases of investment securities held to maturity	(10,000)	—
Proceeds from sales/calls/maturities of securities available for sale	82,575	125,451
Proceeds from sales of marketable equity securities	47	503
Proceeds from redemption of FHLB stock	7	5,511
Decrease in purchased receivables, net	1,422	12,825
Increase in loans, net	(49,921)	(400,812)
Proceeds from sale of other real estate owned	679	75
Purchases of software	(76)	(89)
Purchases of premises and equipment	(1,732)	(2,175)
Net Cash (Used) by Investing Activities	(152,030)	(316,624)
Financing Activities:
Increase in deposits	321,457	365,008
(Decrease) increase in borrowings	(137)	2,863
Repurchase of common stock	(2,212)	(6,310)
Proceeds from the issuance of common stock	5	8
Cash dividends paid	(4,613)	(4,363)
Net Cash Provided by Financing Activities	314,500	357,206
Net Change in Cash and Cash Equivalents	230,920	(6,012)
Cash and Cash Equivalents at Beginning of Period	115,965	95,424

Cash and Cash Equivalents at End of Period	$346,885	$89,412

Supplemental Information:
Income taxes paid	$1,852	$3
Interest paid	$2,132	$3,112
Transfer of loans to other real estate owned	$274	$162
Non-cash lease liability arising from obtaining right of use assets	$79	$—
Cash dividends declared but not paid	$45	$48

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements and corresponding footnotes have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end Consolidated Balance Sheet data was derived from the Company's audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company owns a 100% interest in Residential Mortgage Holding Company, LLC, the parent company of Residential Mortgage, LLC (collectively "RML") and consolidates their balance sheets and income statement into its financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company determined that it operates in two primary operating segments: Community Banking and Home Mortgage Lending. The Company has evaluated subsequent events and transactions for potential recognition or disclosure. Operating results for the interim period ended June 30, 2021 are not necessarily indicative of the results anticipated for the year ending December 31, 2021. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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

The ACL on held to maturity securities is estimated on a collective basis by major security type. At June 30, 2021, the Company’s held to maturity securities consisted of investments in corporate bonds. Expected credit losses for these securities are estimated using a discounted cash flow ("DCF") methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

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

The Company measures expected credit losses of financial assets on a collective (pool) basis, when the financial assets share similar risk characteristics. Depending on the nature and size of the pool of financial assets with similar risk characteristics, the Company uses a DCF method or a weighted average remaining life method to estimate expected credit losses quantitatively. The Company uses a DCF method for 8 of its 11 loan pools, which represent 98% of the amortized cost basis of total loan pools at June 30, 2021. The weighted average remaining life method is used for the remaining 3 loan pools primarily because loan level data constraints preclude the use of the DCF model. The weighted average remaining life method uses exposure at default, along with the expected credit losses adjusted for prepayments to calculate the required allowance. The Company utilizes peer historical loss data to estimate credit losses under the weighted average remaining life method.

Under the DCF method, the Company utilizes complex models to obtain reasonable and supportable forecasts to calculate two predictive metrics, the probability of default ("PD") and loss given default ("LGD"). The PD measures the probability that a loan will default within a given time horizon and is an assumption derived from regression models which determine the relationship between historical defaults and certain economic variables. The Company's regression models for PD utilize the Company's actual historical loan level default data. The Company determines a reasonable and supportable forecast and applies that forecast to the regression model to estimate defaults over the forecast period. Management leverages economic projections from a reputable and independent third-party to inform its loss driver forecasts over the Company's four quarter forecast period. Management utilizes and forecasts Alaska unemployment as a loss driver for all of the loans pools that utilized the DCF method. Management also utilizes and forecasts either one-year percentage change in the Alaska home price index or the one-year percentage change in the national commercial real estate price index as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses. Other internal and external indicators of economic forecasts are also considered by management when developing the forecast metrics. Following the forecast period, the economic variables used to calculate PD revert to a historical average at a constant rate over an eight quarter reversion period. Other assumptions relevant to the discounted cash flow model to derive the quantitative allowance include the LGD, which is the estimate of loss for a defaulted loan, prepayment speeds, and the discount rate applied to future cash flows. The DCF method utilizes the effective interest rate of individual assets to discount the expected credit losses over the contractual term of the loan, adjusted for prepayments. The LGD is the expected loss which would be realized presuming a default has occurred and primarily measures the value of the collateral or other secondary source of repayment related to the collateral.

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

Loans that do not share risk characteristics with other loans in the portfolio are individually evaluated for expected credit losses and are not included in the collective evaluation. Loans are identified for individual evaluation during regular credit reviews of the portfolio. A loan is generally identified for individual evaluation when management determines that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan for individual evaluation, we measure expected credit losses using DCF, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. The analysis of collateral dependent loans includes appraisals on loans secured by real property, management’s assessment of the current market, recent payment history and an evaluation of other sources of repayment.

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

Paycheck Protection Program and other loans guaranteed by the U.S. government: With the passage of the PPP, the Company has actively participated in assisting its customers with applications for loans through the program. Loans funded through the PPP program are fully guaranteed by the U.S. government subject to certain representations and warranties. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans. ASC 326 requires credit enhancements that mitigate credit losses, such as the U.S. government guarantee on PPP loans, to be considered in estimating credit losses. The guarantee is considered “embedded” and, therefore, is considered when estimating credit loss on the PPP loans and other loans guaranteed by the U.S. government. Given that the loans are fully guaranteed by the U.S. government and absent any specific loss information on any of our guaranteed loans, the Company does not carry an ACL on its PPP and other loans guaranteed by the U.S. government at June 30, 2021 or December 31, 2020.

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
Results for periods beginning after January 1, 2021 and presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable US GAAP. The Company recorded a net increase in retained earnings of $2.4 million upon adoption of ASU 2016-13. The transition adjustment includes a decrease in the ACL on loans of $4.5 million, a decrease in the ACL on purchased receivables of $73,000, and an increase in the ACL on unfunded commitments of $1.2 million, net of the corresponding net decrease in deferred tax assets of $954,000.

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

LIBOR is a widely-referenced benchmark rate, which is published in five currencies and a range of tenors, and seeks to estimate the cost at which banks can borrow on an unsecured basis from other banks. The administrator of LIBOR, ICE Benchmark Administration, published a consultation in December 2020 regarding its intention to cease the publication of LIBOR after December 31, 2021, with the exception of certain tenors of U.S. dollar (USD) LIBOR that it proposed would remain available for use in legacy contracts or as otherwise enumerated by financial regulators until June 30, 2023. The Company has some assets and liabilities referenced to LIBOR, such as commercial loans, derivatives, debt securities, and junior subordinated debentures. As of June 30, 2021, we had approximately $164.9 million of assets, including $111.4 million in commercial loans and $43.5 million in debt securities, and $10.3 million of liabilities in the form of our junior subordinated debentures linked to USD LIBOR. These amounts exclude derivative assets and liabilities on our consolidated balance sheet. As of June 30, 2021, the notional amount of our USD LIBOR-linked interest rate derivative contracts was $156.7 million. Of this amount, $73.2 million in notional value represent commercial loan interest rate swap agreements with commercial banking customers. An additional $73.2 million in notional value represent corresponding swap agreements with third party financial institutions that offset the commercial loan swaps. Swap agreements with third party institutions are $83.5 million, including an interest rate swap agreement for $10.3 million in notional value related to our junior subordinated debentures. Each of the USD LIBOR-linked amounts referenced above are expected to vary in future periods as current contracts expire with potential replacement contracts using an alternative reference rate.

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

2. Cash and Cash Equivalents
The Company is required to maintain cash balances or deposits with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank") sufficient to meet its statutory reserve requirements and for purposes of settling financial transactions and charges for the Federal Reserve Bank services. The average reserve requirement for the maintenance periods ended June 30, 2021 and December 31, 2020, were zero.
The Company is required to maintain a $300,000 and $250,000 balance with a correspondent bank for outsourced servicing of ATMs as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021 and December 31, 2020, the Company was required to maintain a $100,000 and $2.8 million balance with a correspondent bank to collateralize the initial margin and the fair value exposure, respectively, of its interest rate swap to hedge the variability in cash flows arising out of its junior subordinated debentures.

3. Investment Securities
Marketable Equity Securities
The Company held marketable equity securities with fair values of $9.6 million and $9.1 million at June 30, 2021 and December 31, 2020, respectively. The gross realized and unrealized gains (losses) recognized on marketable equity securities in other operating income in the Company's Consolidated Statements of Income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Unrealized gain (loss) on marketable equity securities	$178	$149	$94	($722)
Gain on sale of marketable equity securities, net	31	—	31	98
Total	$209	$149	$125	($624)

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

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2021
Securities available for sale
U.S. Treasury and government sponsored entities	$253,760	$586	($995)	$—	$253,351
Municipal securities	820	32	—	—	852
Corporate bonds	34,975	514	(2)	—	35,487
Collateralized loan obligations	47,522	52	(33)	—	47,541
Total securities available for sale	$337,077	$1,184	($1,030)	$—	$337,231

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
Securities held to maturity
Corporate bonds	$20,000	$—	($639)	$19,361
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$20,000	$—	($639)	$19,361

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Securities available for sale
U.S. Treasury and government sponsored entities	$173,318	$1,330	($47)	$174,601
Municipal securities	820	36	—	856
Corporate bonds	29,951	546	(5)	30,492
Collateralized loan obligations	41,782	44	(142)	41,684
Total securities available for sale	$245,871	$1,956	($194)	$247,633
Securities held to maturity
Corporate bonds	$10,000	$—	$—	$10,000
Total securities held to maturity	$10,000	$—	$—	$10,000

Gross unrealized losses on available for sale securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2021 and December 31, 2020 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2021:
Securities available for sale
U.S. Treasury and government sponsored entities	$185,079	($995)	$—	$—	$185,079	($995)
Corporate bonds	$2,016	($2)	$—	$—	$2,016	($2)
Collateralized loan obligations	7,961	(32)	577	(1)	8,538	(33)
Total	$195,056	($1,029)	$577	($1)	$195,633	($1,030)

December 31, 2020:
Securities available for sale
U.S. Treasury and government sponsored entities	$31,270	($47)	$—	$—	$31,270	($47)
Corporate bonds	3,198	(5)	—	—	3,198	(5)
Collateralized loan obligations	23,670	(118)	2,967	(24)	26,637	(142)
Total	$58,138	($170)	$2,967	($24)	$61,105	($194)

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

At June 30, 2021, the Company had 27 available for sale securities in an unrealized loss position without an allowance for credit losses. At June 30, 2021, the Company had two held to maturity securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2021, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company's Consolidated Statements of Income.

At June 30, 2021 and December 31, 2020, $49.4 million and $77.9 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and estimated fair values of debt securities at June 30, 2021, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
US Treasury and government sponsored entities
Within 1 year	$20,000	$20,148	2.09%
1-5 years	228,497	227,955	0.70%
5-10 years	5,263	5,248	0.82%
Total	$253,760	$253,351	0.81%
Corporate bonds
Within 1 year	$2,240	$2,248	1.13%
1-5 years	$37,701	$38,070	2.41%
5-10 years	15,034	14,530	6.50%
Total	$54,975	$54,848	2.75%
Collateralized loan obligations
5-10 years	$47,522	$47,541	1.48%
Total	$47,522	$47,541	1.48%
Municipal securities
1-5 years	$820	$852	2.14%
Total	$820	$852	2.14%

There were no proceeds from sales of investment securities for the three and six-month periods ending June 30, 2021 and 2020.
A summary of interest income for the three and six-month periods ending June 30, 2021 and 2020, on available for sale investment securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
US Treasury and government sponsored entities	$516	$998	$1,016	$2,159
Other	294	369	568	803
Total taxable interest income	$810	$1,367	$1,584	$2,962
Municipal securities	$5	$22	$9	$49
Total tax-exempt interest income	$5	$22	$9	$49
Total	$815	$1,389	$1,593	$3,011

4.  Loans and Allowance for Credit Losses
Loans Held for Sale
Loans held for sale are comprised entirely of 1-4 family residential mortgage loans as of June 30, 2021 and December 31, 2020.
Loans Held for Investment
The Company adopted ASU 2016-13 effective January 1, 2021. Upon adoption, the Company changed its loan segments for purposes of the calculation of the ACL. Prior to January 1, 2021, the Company's loan segments were based on a combination of loan purpose and loan collateral. Effective January 1, 2021 and thereafter, the Company's loan segments are primarily based on loan collateral. The following table presents the Company's loan segments as of December 31, 2020 under the legacy segmentation and the new segmentation under ASU 2016-13:

(In Thousands)	Pre-ASU 2016-13
Commercial loans	$780,058
Real estate construction one-to-four family	38,467
Real estate construction other	80,315
Real estate term owner occupied	163,597
Real estate term non-owner occupied	309,074
Real estate term other	46,620
Consumer secured by 1st deeds of trust	15,585
Consumer other	22,069
Subtotal	1,455,785
Unearned loan fees, net	(11,735)
Total portfolio loans	$1,444,050

Post-ASU 2016-13
Commercial & industrial loans	$619,304
Commercial real estate:
Owner occupied properties	234,364
Non-owner occupied and multifamily properties	394,860
Residential real estate:
1-4 family residential properties secured by first liens	33,463
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	18,114
1-4 family residential construction loans	32,760
Other construction, land development and raw land loans	84,352
Obligations of states and political subdivisions in the US	15,274
Agricultural production, including commercial fishing	13,093
Consumer loans	5,794
Other loans	4,407
Subtotal	$1,455,785
Unearned loan fees, net	($11,735)
Total portfolio loans	$1,444,050

The following table presents amortized cost and unpaid principal balance of loans for the periods indicated:

	June 30, 2021			December 31, 2020
(In Thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial & industrial loans	$609,214	$621,281	($12,067)	$612,254	$619,304	($7,050)
Commercial real estate:
Owner occupied properties	260,879	262,177	(1,298)	233,320	234,363	(1,043)
Non-owner occupied and multifamily properties	410,572	413,186	(2,614)	392,452	394,860	(2,408)
Residential real estate:
1-4 family residential properties secured by first liens	33,661	33,734	(73)	33,415	33,510	(95)
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	17,793	17,669	124	18,236	18,114	122
1-4 family residential construction loans	34,958	35,175	(217)	32,500	32,760	(260)
Other construction, land development and raw land loans	79,431	80,529	(1,098)	83,463	84,351	(888)
Obligations of states and political subdivisions in the US	17,331	17,513	(182)	15,318	15,274	44
Agricultural production, including commercial fishing	15,558	15,627	(69)	12,968	13,093	(125)
Consumer loans	5,156	5,114	42	5,734	5,794	(60)
Other loans	3,415	3,429	(14)	4,390	4,407	(17)
Total	1,487,968	1,505,434	(17,466)	1,444,050	1,455,830	(11,780)
Allowance for credit losses	(14,539)			(21,136)
	$1,473,429	$1,505,434	($17,466)	$1,422,914	$1,455,830	($11,780)
The difference between the amortized cost and unpaid principal balance is primarily net deferred origination fees totaling $17.4 million and $11.7 million at June 30, 2021 and December 31, 2020, respectively, and premiums and discounts associated with acquired loans totaling $21,000 and $47,000 at June 30, 2021 and December 31, 2020, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $6.6 million and $7.1 million at June 30, 2021 and December 31, 2020, respectively, and was included in other assets in the Consolidated Balance Sheets.
Amortized cost in the above table includes $300.9 million and $304.6 million as of June 30, 2021 and December 31, 2020, respectively, in PPP loans administered by the U.S. Small Business Administration ("SBA") within the Commercial & industrial loan segment.

Allowance for Credit Losses
The activity in the ACL related to loans held for investment is as follows:

Three Months Ended June 30,	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2021
Commercial & industrial loans	$4,269	$105	($110)	$27	$4,291
Commercial real estate:
Owner occupied properties	3,366	(28)	—	2	3,340
Non-owner occupied and multifamily properties	3,704	137	—	—	3,841
Residential real estate:
1-4 family residential properties secured by first liens	813	(183)	—	—	630
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	342	(12)	—	10	340
1-4 family residential construction loans	260	(29)	—	—	231
Other construction, land development and raw land loans	1,821	(151)	—	—	1,670
Obligations of states and political subdivisions in the US	36	3	—	—	39
Agricultural production, including commercial fishing	46	4	—	7	57
Consumer loans	104	(10)	—	—	94
Other loans	3	3	—	—	6
Total	$14,764	($161)	($110)	$46	$14,539

Three Months Ended June 30,	Beginning Balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2020
Commercial	$8,269	($129)	($804)	$30	$7,366
Real estate construction 1-4 family	$643	$47	$—	$—	$690
Real estate construction other	1,279	(64)	—	—	1,215
Real estate term owner occupied	2,430	103	—	—	2,533
Real estate term non-owner occupied	5,491	(70)	—	—	5,421
Real estate term other	711	(10)	—	1	702
Consumer secured by 1st deed of trust	274	(16)	—	—	258
Consumer other	453	(11)	—	5	447
Unallocated	1,467	554	—	—	2,021
Total	$21,017	$404	($804)	$36	$20,653

Six Months Ended June 30,	Beginning Balance	Impact of adopting ASC 326	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2021
Commercial	$7,973	($7,973)	$—	$—	$—	—
Real estate construction 1-4 family	679	(679)	—	—	—	—
Real estate construction other	1,179	(1,179)	—	—	—	—
Real estate term owner occupied	2,625	(2,625)	—	—	—	—
Real estate term non-owner occupied	5,133	(5,133)	—	—	—	—
Real estate term other	779	(779)	—	—	—	—
Consumer secured by 1st deed of trust	261	(261)	—	—	—	—
Consumer other	400	(400)	—	—	—	—
Unallocated	2,107	(2,107)	—	—	—	—
Commercial & industrial loans	—	4,348	4	(273)	212	4,291
Commercial real estate:
Owner occupied properties	—	3,579	(243)	—	4	3,340
Non-owner occupied and multifamily properties	—	4,944	(1,103)	—	—	3,841
Residential real estate:
1-4 family residential properties secured by first liens	—	673	(43)	—	—	630
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	419	(99)	—	20	340
1-4 family residential construction loans	—	454	(223)	—	—	231
Other construction, land development and raw land loans	—	1,994	(324)	—	—	1,670
Obligations of states and political subdivisions in the US	—	44	(5)	—	—	39
Agricultural production, including commercial fishing	—	49	(7)	—	15	57
Consumer loans	—	118	(26)	—	2	94
Other loans	—	3	3	—	—	6
Total	$21,136	($4,511)	($2,066)	($273)	$253	$14,539

Six Months Ended June 30,	Beginning Balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2020
Commercial	$6,604	$1,661	($955)	$56	$7,366
Real estate construction 1-4 family	$643	$47	$—	$—	$690
Real estate construction other	1,017	198	—	—	1,215
Real estate term owner occupied	2,188	345	—	—	2,533
Real estate term non-owner occupied	5,180	241	—	—	5,421
Real estate term other	671	30	—	1	702
Consumer secured by 1st deed of trust	270	(12)	—	—	258
Consumer other	436	12	(14)	13	447
Unallocated	2,079	(58)	—	—	2,021
Total	$19,088	$2,464	($969)	$70	$20,653
The Company adopted ASU 2016-13 effective January 1, 2021. Upon adoption, the Company established an ACL of $16.6 million. As of June 30, 2021 the ACL decreased to $14.5 million primary due to projected improvement in the economic indicators, or loss drivers, that the Company uses to calculate expected lifetime losses. Management's projections for these economic indicators as of June 30, 2021 have not changed significantly as compared to March 31, 2021. The Company primarily uses the DCF method to estimate ACL for loans. The Company utilizes and forecasts unemployment in Alaska as our primary loss driver. The Company also utilizes and forecasts either the one-year percentage change in the Alaska home price index or the one-year percentage change in the national commercial real estate price index as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses. Consistent forecasts of the loss drivers are used across the loan segments.

At June 30, 2021 and March 31, 2021, as compared to January 1, 2021, the Company forecasted a significantly lower unemployment rate in Alaska, a slightly lower one-year percentage change in the national commercial real estate price index, and a slightly higher one-year percentage change in the Alaska home price index over the reasonable and supportable forecast period. Specifically regarding the forecasts used to calculate the June 30, 2021, management expects unemployment to remain consistent with actual levels observed in Alaska as of December 2020, which remained relatively unchanged in January through May 2021. This rate is above pre-pandemic levels over the forecast period, but is lower than rates previously projected by management.

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
The following table presents average impaired loans information, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13, and interest recognized on such loans, for the three and six-month periods ended June 30, 2020:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
(In Thousands)	Average Impaired Loans	Interest Recognized	Average Impaired Loans	Interest Recognized
Commercial	$12,892	$65	$13,161	$95
Real estate construction 1-4 family	808	—	970	—
Real estate construction other	—	—	—	—
Real estate term owner occupied	6,707	49	6,378	78
Real estate term non-owner occupied	490	3	333	7
Real estate term other	1,562	7	1,572	14
Consumer secured by 1st deed of trust	272	5	275	9
Consumer other	86	—	88	—
Total	$22,817	$129	$22,777	$203
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

June 30, 2021	2021	2020	2019	2018	2017	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$265,638	$145,215	$44,036	$54,271	$23,829	$56,019	$589,008
Classified	6,229	533	3,649	3,826	725	5,244	20,206
Total commercial & industrial loans	$271,867	$145,748	$47,685	$58,097	$24,554	$61,263	$609,214

Commercial real estate:
Owner occupied properties
Pass	$33,530	$86,495	$40,842	$12,966	$14,944	$62,722	$251,499
Classified	—	1,465	—	546	—	7,369	9,380
Total commercial real estate owner occupied properties	$33,530	$87,960	$40,842	$13,512	$14,944	$70,091	$260,879

Non-owner occupied and multifamily properties
Pass	$38,720	$75,377	$57,305	$32,925	$19,741	$176,086	$400,154
Classified	—	—	—	—	10,418	—	10,418
Total commercial real estate non-owner occupied and multifamily properties	$38,720	$75,377	$57,305	$32,925	$30,159	$176,086	$410,572

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$3,519	$11,418	$3,978	$854	$1,813	$10,003	$31,585
Classified	—	1,352	499	—	—	225	2,076
Total residential real estate 1-4 family residential properties secured by first liens	$3,519	$12,770	$4,477	$854	$1,813	$10,228	$33,661

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$1,994	$2,797	$3,789	$3,813	$366	$4,754	$17,513
Classified	—	—	—	263	—	17	280
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$1,994	$2,797	$3,789	$4,076	$366	$4,771	$17,793

1-4 family residential construction loans
Pass	$13,376	$5,692	$4,269	$122	$—	$11,227	$34,686
Classified	—	163	—	—	109	—	272
Total residential real estate 1-4 family residential construction loans	$13,376	$5,855	$4,269	$122	$109	$11,227	$34,958

Other construction, land development and raw land loans
Pass	$10,143	$27,730	$23,212	$8,470	$150	$4,770	$74,475
Classified	—	—	—	3,421	—	1,535	4,956
Total other construction, land development and raw land loans	$10,143	$27,730	$23,212	$11,891	$150	$6,305	$79,431

Obligations of states and political subdivisions in the US
Pass	$50	$2,916	$3,150	$403	$2,748	$8,064	$17,331

Classified	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$50	$2,916	$3,150	$403	$2,748	$8,064	$17,331

Agricultural production, including commercial fishing
Pass	$3,697	$6,740	$1,233	$1,313	$830	$1,745	$15,558
Classified	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$3,697	$6,740	$1,233	$1,313	$830	$1,745	$15,558

Consumer loans
Pass	$647	$995	$732	$493	$358	$1,930	$5,155
Classified	—	1	—	—	—	—	1
Total consumer loans	$647	$996	$732	$493	$358	$1,930	$5,156

Other loans
Pass	$—	$1,911	$448	$234	$—	$822	$3,415
Classified	—	—	—	—	—	—	—
Total other loans	$—	$1,911	$448	$234	$—	$822	$3,415

Total loans
Pass	$371,314	$367,286	$182,994	$115,864	$64,779	$338,142	$1,440,379
Classified	6,229	3,514	4,148	8,056	11,252	14,390	47,589
Total loans	$377,543	$370,800	$187,142	$123,920	$76,031	$352,532	$1,487,968

Total pass loans	$371,314	$367,286	$182,994	$115,864	$64,779	$338,142	$1,440,379
Government guarantees	(230,330)	(86,037)	(14,929)	(3,493)	(341)	(6,447)	(341,577)
Total pass loans, net of government guarantees	$140,984	$281,249	$168,065	$112,371	$64,438	$331,695	$1,098,802

Total classified loans	$6,229	$3,514	$4,148	$8,056	$11,252	$14,390	$47,589
Government guarantees	(5,118)	(1,318)	(14)	—	(9,644)	(1,585)	(17,679)
Total classified loans, net government guarantees	$1,111	$2,196	$4,134	$8,056	$1,608	$12,805	$29,910

The following table presents the Company's portfolio of risk-rated loans by grade as of December 31, 2020:

	Pass	Classified	Total
	(In Thousands)
December 31, 2020
Commercial	$758,362	$14,106	$772,468
Real estate construction 1-4 family	37,093	1,087	38,180
Real estate construction other	79,403	—	79,403
Real estate term owner occupied	152,734	9,990	162,724
Real estate term non-owner occupied	289,555	17,692	307,247
Real estate term other	42,900	3,330	46,230
Consumer secured by 1st deed of trust	15,404	144	15,548
Consumer other	22,144	106	22,250
Portfolio loans	1,397,595	46,455	1,444,050
Government guarantees	(334,639)	(14,587)	(349,226)
Portfolio loans, net of government guarantees	$1,062,956	$31,868	$1,094,824

Past Due Loans: The following tables present an aging of contractually past due loans:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due Still Accruing
June 30, 2021
Commercial & industrial loans	$3,763	$14	$862	$4,639	$604,575	$609,214	$—
Commercial real estate:
Owner occupied properties	—	—	1,421	1,421	259,458	260,879	128
Non-owner occupied and multifamily properties	—	—	—	—	410,572	410,572	—
Residential real estate:
1-4 family residential properties secured by first liens	76	—	—	76	33,585	33,661	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	113	44	139	296	17,497	17,793	—
1-4 family residential construction loans	—	—	109	109	34,849	34,958	—
Other construction, land development and raw land loans	—	—	1,545	1,545	77,886	79,431	—
Obligations of states and political subdivisions in the US	—	—	—	—	17,331	17,331	—
Agricultural production, including commercial fishing	—	—	—	—	15,558	15,558	—
Consumer loans	—	—	—	—	5,156	5,156	—
Other loans	—	—	—	—	3,415	3,415	—
Total	$3,952	$58	$4,076	$8,086	$1,479,882	$1,487,968	$128
December 31, 2020
Commercial & industrial loans	$242	$229	$2,675	$3,146	$609,108	$612,254	$—
Commercial real estate:
Owner occupied properties	2,203	—	2,459	4,662	228,658	233,320	449
Non-owner occupied and multifamily properties	—	—	—	—	392,452	392,452	—
Residential real estate:
1-4 family residential properties secured by first liens	446	—	—	446	32,969	33,415	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	38	—	139	177	18,059	18,236	—
1-4 family residential construction loans	—	—	702	702	31,798	32,500	—
Other construction, land development and raw land loans	—	—	1,545	1,545	81,918	83,463	—
Obligations of states and political subdivisions in the US	—	—	—	—	15,318	15,318	—
Agricultural production, including commercial fishing	—	—	—	—	12,968	12,968	—
Consumer loans	—	—	272	272	5,462	5,734	—
Other loans	—	—	—	—	4,390	4,390	—
Total	$2,929	$229	$7,792	$10,950	$1,433,100	$1,444,050	$449

Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $11.9 million and $9.6 million at June 30, 2021 and December 31, 2020, respectively. The following table presents loans on nonaccrual status and loan on nonaccrual status for which there was no related allowance for credit losses:

	June 30, 2021		December 31, 2020
(In Thousands)	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL

Commercial & industrial loans	$5,240	$1,393	$3,848	$3,513
Commercial real estate:
Owner occupied properties	3,802	3,763	4,620	4,582
Residential real estate:
1-4 family residential properties secured by first liens	1,999	1,501	160	160
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	280	218	242	221
1-4 family residential construction loans	109	109	702	702
Other construction, land development and raw land loans	1,545	1,545	1,545	1,545
Consumer loans	1	—	3	—
Total nonperforming loans	12,976	8,529	11,120	10,723
Government guarantees on nonaccrual loans	(1,096)	(1,096)	(1,483)	(1,483)
Net nonaccrual loans	$11,880	$7,433	$9,637	$9,240

There was no interest on nonaccrual loans reversed through interest income during three and six-month periods ending June 30, 2021 and June 30, 2020, respectively.

There was no interest earned on nonaccrual loans during three and six-month periods ending June 30, 2021 and June 30, 2020, respectively.

Troubled Debt Restructurings: Loans classified as TDRs totaled $6.2 million and $7.9 million at June 30, 2021 and December 31, 2020, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that it would not grant otherwise.

The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company has elected to adopt these provisions of the CARES Act. As of June 30, 2021, the Company has made the following types of loan modifications related to COVID-19, which are not classified as TDRs with principal balance outstanding of:

(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$75,613	$7,440	$83,053
Number of modifications	23	1	24

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
The following table presents the breakout between newly restructured loans that occurred during the six months ended June 30, 2021 and restructured loans that occurred prior to 2021 that are still included in portfolio loans. As discussed above, the CARES Act provided banks an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2020. The disclosed restructurings were not related to COVID-19 modifications.

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
New Troubled Debt Restructurings
Commercial & industrial loans	$—	$251	$251
Subtotal	$—	$251	$251
Existing Troubled Debt Restructurings	$2,341	$3,629	$5,970
Total	$2,341	$3,880	$6,221

The following tables present newly restructured loans that occurred during the six months ended June 30, 2021 and 2020, by concession (terms modified):

		June 30, 2021
	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
(In Thousands)
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	1	$—	$254	$—	$—	$254
Total	1	$—	$254	$—	$—	$254
Post-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	1	$—	$251	$—	$—	$251
Total	1	$—	$251	$—	$—	$251

		June 30, 2020
	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
(In Thousands)
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	1	$—	$3,249	$—	$—	$3,249
Total	1	$—	$3,249	$—	$—	$3,249
Post-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	1	$—	$2,031	$—	$—	$2,031
Total	1	$—	$3,281	$—	$—	$2,031

The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs. There were no in charge-offs in the six months ended June 30, 2021 on loans that were newly classified as TDRs during the same period.
As of December 31, 2020, all TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment. There were no TDRs with specific impairment at December 31, 2020.
The Company had no TDRs that defaulted within twelve months of restructure and defaulted during the six months ended June 30, 2021 and 2020, respectively.

5. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of an allowance for credit losses, and have a maturity of less than one year. There were no purchased receivables past due at June 30, 2021 or December 31, 2020, and there were no restructured purchased receivables at June 30, 2021 or December 31, 2020.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  There were no nonperforming purchased receivables as of June 30, 2021 and December 31, 2020, respectively.

The following table summarizes the components of net purchased receivables for the periods indicated:

(In Thousands)	June 30, 2021	December 31, 2020
Purchased receivables	$12,500	$13,995
Allowance for credit losses - purchased receivables	—	(73)
Total	$12,500	$13,922

The following table sets forth information regarding changes in the ACL on purchased receivables for the three and six-month periods ending June 30, 2021 and 2020, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Balance, beginning of period	$—	$99	$—	$94
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Charge-offs net of recoveries	—	—	—	—
Benefit for purchased receivables	—	(6)	—	(1)
Balance, end of period	$—	$93	$—	$93

6. Servicing Rights
Mortgage servicing rights
The following table details the activity in the Company's mortgage servicing rights ("MSR") for the three and six-month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020

Balance, beginning of period	$11,657	$11,653	$11,218	$11,920
Additions for new MSR capitalized	1,745	996	3,193	1,659
Changes in fair value:
Due to changes in model inputs of assumptions (1)	16	(891)	(164)	(1,592)
Other (2)	(583)	(1,037)	(1,412)	(1,266)
Balance, end of period	$12,835	$10,721	$12,835	$10,721

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

The following table details information related to our serviced mortgage loan portfolio as of June 30, 2021 and December 31, 2020:

(In Thousands)	June 30, 2021	December 31, 2020

Balance of mortgage loans serviced for others	$713,926	$683,117
MSR as a percentage of serviced loans	1.80%	1.64%

    The Company recognized servicing fees of $707,000 and $639,000 during the three-month periods ending June 30, 2021 and 2020, respectively, and $1.4 million and $1.3 million during the six-month periods ending June 30, 2021 and 2020, respectively, which includes contractually specified servicing fees and ancillary fees as a component of other noninterest income in the Company's Consolidated Statements of Income.

    The following table outlines the weighted average key assumptions used in measuring the fair value of MSR as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Constant prepayment rate	11.68%	13.05%
Discount rate	8.00%	7.75%

    Key economic assumptions and the sensitivity of the current fair value for MSR to immediate adverse changes in those assumptions at June 30, 2021 and December 31, 2020 were as follows:

(In Thousands)		June 30, 2021	December 31, 2020
Aggregate portfolio principal balance		$713,926	$683,117
Weighted average rate of note		3.43%	3.62%

June 30, 2021	Base	1.0% Adverse Rate Change	2.0% Adverse Rate Change
Constant prepayment rate	11.68%	23.36%	34.68%
Discount rate	8.00%	7.00%	6.00%
Fair value MSR	$12,835	$9,179	$7,040
Percentage of MSR	1.80%	1.29%	0.99%

December 31, 2020
Constant prepayment rate	13.05%	26.11%	38.97%
Discount rate	7.75%	6.75%	5.75%
Fair value MSR	$11,218	$7,455	$5,404
Percentage of MSR	1.64%	1.09%	0.79%

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

Commercial servicing rights

    The commercial servicing right asset ("CSR") has a carrying value $1.3 million at June 30, 2021 and December 31, 2020, and is included in other assets and carried at fair value on the Company's Consolidated Balance Sheets. Total commercial loans serviced for others were $270.8 million and $274.6 million at June 30, 2021 and December 31, 2020, respectively. Key assumptions used in measuring the fair value of the CSR as of June 30, 2021 and December 31, 2020 include a constant prepayment rate of 9.66% and a discount rate of 9.46%.

7. Leases

    The Company's lease commitments consist primarily of agreements to lease land and office facilities that it occupies to operate several of its retail branch locations that are classified as operating leases and are recognized on the balance sheet as right-of-use ("ROU") assets and lease liabilities. As of June 30, 2021, the Company has operating lease ROU assets of $11.4 million and operating lease liabilities of $11.3 million. As of December 31, 2020, the Company had operating lease ROU assets of $12.4 million and operating lease liabilities of $12.4 million. The Company did not have any agreements that are classified as finance leases as of June 30, 2021 or December 31, 2020.

    The following table presents additional information about the Company's operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Lease Cost
Operating lease cost(1)	$702	$706	$1,418	$1,401
Short term lease cost(1)	6	8	13	17
Total lease cost	$708	$714	$1,431	$1,418

Other information
Operating leases - operating cash flows			$1,323	$1,341
Weighted average lease term - operating leases, in years			10.80	10.80
Weighted average discount rate - operating leases			3.30%	3.34%
(1) Expenses are classified within occupancy expense on the Consolidated Statements of Income.

    The table below reconciles the remaining undiscounted cash flows for the next five years for each twelve-month period presented (unless otherwise indicated) and the total of the subsequent remaining years to the operating lease liabilities recorded on the balance sheet:

(In Thousands)	Operating Leases
2020 (Six months)	$1,299
2021	2,240
2022	1,949
2023	1,814
2024	1,752
Thereafter	4,880
Total minimum lease payments	$13,934
Less: amount of lease payment representing interest	(2,599)
Present value of future minimum lease payments	$11,335

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
    The following presents other operating income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six-month periods ended June 30, 2021 and 2020:

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Other operating income	2021	2020	2021	2020
In-scope of Topic 606:
Bankcard fees	$879	$681	$1,619	$1,324
Service charges on deposit accounts	308	171	598	533
Other	460	421	830	735
Other operating income (in-scope of Topic 606)	$1,647	$1,273	$3,047	$2,592
Other operating income (out-of-scope of Topic 606)	12,485	16,262	26,981	21,376
Total other operating income	$14,132	$17,535	$30,028	$23,968

    Gains on the sale of other real estate owned ("OREO") are also within the scope of Topic 606 and are recorded within other operating expense on the Company's Consolidated Statements of Income. Gains on the sale of OREO properties were $157,000 and $38,000 for the three months ended June 30, 2021 and 2020, respectively, and $189,000 and $75,000 for the six months ended June 30, 2021 and 2020, respectively.

9.  Derivatives
Derivatives swaps related to community banking activities
    The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution ("counterparty"). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a "well-capitalized" institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $7.1 million as of June 30, 2021 and $10.7 million as of December 31, 2020 in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements.
    The Company had interest rate swaps related to commercial loans with an aggregate notional amount of $209.0 million and $196.0 million at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, the notional amount of interest rate swaps is made up of 18 variable to fixed rate swaps to commercial loan customers totaling $104.5 million, and 18 fixed to variable rate swaps with a counterparty totaling $104.5 million. Changes in fair value from these 18 interest rate swaps offset each other in the first six months of 2021. The Company recognized $103,000 and $195,000 in fee income related to interest rate swaps in the three and six-month periods ending June 30, 2021 and $17,000 in fee income related to interest rate swaps in the three and six-month periods ending June 30, 2020, respectively. Interest rate swap income is recorded in other operating income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
    The Company has an interest rate swap to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Northrim Statutory Trust 2 at 3.72% through its maturity date. The floating rate that the dealer pays is equal to the three month LIBOR plus 1.37% which reprices quarterly on the payment date. This rate was 1.49% as of June 30, 2021. The Company pledged $2.9 million in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of June 30, 2021 and December 31, 2020. Changes in the fair value of this interest rate swap are reported in other comprehensive income on the Consolidated Statements of Income. The unrealized loss on this interest rate swap was $1.1 million as of June 30, 2021 and the unrealized loss was $1.7 million as of December 31, 2020.
Derivatives related to home mortgage banking activities
    The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as "interest rate lock commitments". The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. RML had commitments to originate mortgage loans held for sale totaling $174.0 million and $150.3 million at June 30, 2021 and December 31, 2020, respectively. Changes in the value of RML's interest rate derivatives are recorded in mortgage banking income on the Consolidated Statements of Income. None of these derivatives are designated as hedging instruments.

    The following table presents the fair value of derivatives not designated as hedging instruments at June 30, 2021 and December 31, 2020:

(In Thousands)	Asset Derivatives
		June 30, 2021	December 31, 2020
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$6,301	$7,387
Interest rate lock commitments	Other assets	3,044	4,034
Total		$9,345	$11,421

(In Thousands)	Liability Derivatives
		June 30, 2021	December 31, 2020
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$6,301	$7,387
Retail interest rate contracts	Other liabilities	209	880
Total		$6,510	$8,267
    The following table presents the net gains (losses) of derivatives not designated as hedging instruments for periods indicated below:

		Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	Income Statement Location	2021	2020	2021	2020
Retail interest rate contracts	Mortgage banking income	($1,187)	($1,579)	$1,813	($4,702)
Interest rate lock commitments	Mortgage banking income	369	1,447	(1,001)	3,591
Total		($818)	($132)	$812	($1,111)
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

    The following table summarizes the derivatives that have a right of offset as of June 30, 2021 and December 31, 2020:

June 30, 2021				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$6,301	$—	$6,301	$—	$—	$6,301

Liability Derivatives
Interest rate swaps	$6,301	$—	$6,301	$—	$6,301	$—
Retail interest rate contracts	209	—	209	—	—	209

December 31, 2020				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$7,387	$—	$7,387	$—	$—	$7,387

Liability Derivatives
Interest rate swaps	$7,387	$—	$7,387	$—	$7,387	$—
Retail interest rate contracts	880	—	880	—	—	880

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

Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2021, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Company has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.

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

    Estimated fair values as of the periods indicated are as follows:

	June 30, 2021		December 31, 2020
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$346,885	$346,885	$115,965	$115,965
Investment securities available for sale	120,553	120,553	58,865	58,865
Marketable equity securities	9,588	9,588	9,052	9,052

Level 2 inputs:
Investment securities available for sale	216,678	216,678	188,768	188,768
Investment in Federal Home Loan Bank stock	3,114	3,114	2,551	2,551
Loans held for sale	105,819	105,819	146,178	146,178
Accrued interest receivable	7,847	7,847	7,979	7,979
Interest rate swaps	6,301	6,301	7,387	7,387

Level 3 inputs:
Investment securities held to maturity	20,000	19,361	10,000	10,000
Loans	1,487,968	1,452,700	1,444,051	1,414,179
Purchased receivables, net	12,500	12,500	13,922	13,922
Interest rate lock commitments	3,044	3,044	4,034	4,034
Mortgage servicing rights	12,835	12,835	11,218	11,218
Commercial servicing rights	1,292	1,292	1,310	1,310

Financial liabilities:
Level 2 inputs:
Deposits	$2,146,438	$2,147,629	$1,824,981	$1,826,990
Borrowings	14,680	15,348	14,817	15,538
Accrued interest payable	97	97	65	65
Interest rate swaps	7,363	7,363	9,122	9,122
Retail interest rate contracts	209	209	880	880

Level 3 inputs:
Junior subordinated debentures	10,310	9,978	10,310	10,475

    The following table sets forth the balances as of the periods indicated of assets and liabilities measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$253,351	$87,097	$166,254	$—
Municipal securities	852	—	852	—
Corporate bonds	35,487	33,456	2,031	—
Collateralized loan obligations	47,541	—	47,541	—
Total available for sale securities	$337,231	$120,553	$216,678	$—
Marketable equity securities	$9,588	$9,588	$—	$—
Total marketable equity securities	$9,588	$9,588	$—	$—
Interest rate swaps	6,301	—	6,301	—
Interest rate lock commitments	3,044	—	—	3,044
Mortgage servicing rights	12,835	—	—	12,835
Commercial servicing rights	1,292	—	—	1,292
Total other assets	$23,472	$—	$6,301	$17,171
Liabilities:
Interest rate swaps	$7,363	$—	$7,363	$—
Retail interest rate contracts	209	—	209	—
Total other liabilities	$7,572	$—	$7,572	$—
December 31, 2020
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$174,601	$37,548	$137,053	$—
Municipal securities	856	—	856	—
Corporate bonds	30,492	21,317	9,175	—
Collateralized loan obligations	41,684	—	41,684	—
Total available for sale securities	$247,633	$58,865	$188,768	$—
Marketable equity securities	$9,052	$9,052	$—	$—
Total marketable securities	$9,052	$9,052	$—	$—
Interest rate swaps	7,387	—	7,387	—
Interest rate lock commitments	4,034	—	—	4,034
Mortgage servicing rights	11,218	—	—	11,218
Commercial servicing rights	1,310	—	—	1,310
Total other assets	$23,949	$—	$7,387	$16,562
Liabilities:
Interest rate swaps	$9,122	$—	$9,122	$—
Retail interest rate contracts	880	—	880	—
Total other liabilities	$10,002	$—	$10,002	$—

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six-month periods ended June 30, 2021 and 2020:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended June 30, 2021
Interest rate lock commitments	$2,713	($867)	$7,183	($5,985)	$3,044	$3,044
Mortgage servicing rights	11,657	(567)	1,745	—	12,835	—
Commercial servicing rights	1,327	(53)	18	—	1,292	—
Total	$15,697	($1,487)	$8,946	($5,985)	$17,171	$3,044
Three Months Ended June 30, 2020
Interest rate lock commitments	$3,188	($2,242)	$17,605	($13,898)	$4,653	$4,653
Mortgage servicing rights	11,653	(1,928)	996	—	10,721	—
Commercial servicing rights	1,200	(58)	20	—	1,162	—
Total	$16,041	($4,228)	$18,621	($13,898)	$16,536	$4,653

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Six Months Ended June 30, 2021
Interest rate lock commitments	$4,034	($2,014)	$16,451	($15,427)	$3,044	$3,044
Mortgage servicing rights	11,218	(1,576)	3,193	—	12,835	—
Commercial servicing rights	1,310	(76)	58	—	1,292	—
Total	$16,562	($3,666)	$19,702	($15,427)	$17,171	$3,044
Six Months Ended June 30, 2020
Interest rate lock commitments	$810	($3,139)	$25,112	($18,130)	$4,653	$4,653
Mortgage servicing rights	11,920	(2,858)	1,659	—	10,721	—
Commercial servicing rights	1,214	(79)	27	—	1,162	—
Total	$13,944	($6,076)	$26,798	($18,130)	$16,536	$4,653

    There were no changes in unrealized gains and losses for the three and six-month periods ending June 30, 2021 and 2020 included in other comprehensive income for recurring Level 3 fair value measurements.

    As of and for the periods ending June 30, 2021 and December 31, 2020, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Loans measured for impairment	$4,325	$—	$—	$4,325
Total	$4,325	$—	$—	$4,325
December 31, 2020
Loans measured for impairment	$308	$—	$—	$308
Total	$308	$—	$—	$308

    The following table presents the gains resulting from nonrecurring fair value adjustments for the three and six-month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Loans measured for impairment	($213)	($651)	$772	$14
Total loss from nonrecurring measurements	($213)	($651)	$772	$14

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
    The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at June 30, 2021 and December 31, 2020:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average Rate Range
June 30, 2021
Loans measured for impairment	In-house valuation of collateral	Discount rate	5% - 100%
Interest rate lock commitment	External pricing model	Pull through rate	91.16%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	8.59% - 13.13%
		Discount rate	8%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	7.38% - 9.94%
		Discount rate	9.46%
December 31, 2020
Loans measured for impairment	In-house valuation of collateral	Discount rate	30%
Interest rate lock commitment	External pricing model	Pull through rate	90.65%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	7.77% - 13.17%
		Discount rate	7.75% - 0.00%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	7.38% - 9.94%
		Discount rate	9.46%

11.  Segment Information
    The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of June 30, 2021, the Community Banking segment operated 17 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
    Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended June 30, 2021
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$19,476	$777	$20,253
Interest expense	1,008	53	1,061
Net interest income	18,468	724	19,192
Benefit for credit losses	(427)	—	(427)
Other operating income	2,772	11,360	14,132
Other operating expense	14,551	7,785	22,336
Income before provision for income taxes	7,116	4,299	11,415
Provision for income taxes	1,850	1,220	3,070
Net income	$5,266	$3,079	$8,345

	Three Months Ended June 30, 2020
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$18,117	$887	$19,004
Interest expense	1,468	79	1,547
Net interest income	16,649	808	17,457
Provision for credit losses	404	—	404
Other operating income	2,308	15,227	17,535
Other operating expense	14,113	8,561	22,674
Income before provision for income taxes	4,440	7,474	11,914
Provision (benefit) for income taxes	(124)	2,138	2,014
Net income	$4,564	$5,336	$9,900

	Six Months Ended June 30, 2021
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$39,275	$1,574	$40,849
Interest expense	2,073	91	2,164
Net interest income	37,202	1,483	38,685
Provision for credit losses	(1,915)	—	(1,915)
Other operating income	5,046	24,982	30,028
Other operating expense	28,215	15,448	43,663
Income before provision for income taxes	15,948	11,017	26,965
Provision (benefit) for income taxes	3,302	3,137	6,439
Net income	$12,646	$7,880	$20,526

	Six Months Ended June 30, 2020
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$34,997	$1,346	$36,343
Interest expense	3,087	109	3,196
Net interest income	31,910	1,237	33,147
Provision for credit losses	2,464	—	2,464
Other operating income	4,076	19,892	23,968
Other operating expense	27,725	13,736	41,461
Income before provision for income taxes	5,797	7,393	13,190
Provision (benefit) for income taxes	142	2,115	2,257
Net income	$5,655	$5,278	$10,933

June 30, 2021
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$2,308,286	$145,281	$2,453,567
Loans held for sale	$—	$105,819	$105,819

December 31, 2020
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,935,871	$185,927	$2,121,798
Loans held for sale	$—	$146,178	$146,178

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
Note Regarding Forward Looking-Statements
This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, the strength of the local economy, and statements related to the expected or potential impact of the novel coronavirus ("COVID-19") pandemic and related responses of the government. All statements other than statements of historical fact, including statements regarding industry prospects, future results of operations or financial position and the expected or potential impact of COVID-19 and related responses of the government, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements, whether concerning COVID-19 and the government response related thereto or otherwise, are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the uncertainties relating to the impact of COVID-19 on the Company's credit quality, business, operations and employees; the availability and terms of funding from government sources related to COVID-19; the impact of the results of the recent U.S. elections on the regulatory landscape, natural resource extraction industries, capital markets, and the response to and management of the COVID-19 pandemic, including the effectiveness of previously-enacted fiscal stimulus from the federal government and a potential infrastructure bill; the timing of Paycheck Protection Program ("PPP") loan forgiveness; the impact of interest rates, inflation, trade policies and tensions, including tariffs, and potential geopolitical instability; the general condition of, and changes in, the Alaska economy; our ability to maintain or expand our market share or net interest margin; our ability to maintain asset quality; our ability to implement our marketing and growth strategies; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report and Part I. Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, as well as in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that forward looking statements are made only as of the date of this report and that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.
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

The estimate of current expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is the starting point for estimating expected credit losses. Adjustments are made to historical loss experience to reflect differences in asset-specific risk characteristics, such as underwriting standards, portfolio mix or asset terms, and differences in economic conditions – both current conditions and reasonable and supportable forecasts. When the Company is not able to make or obtain reasonable and supportable forecasts for the entire life of the financial asset it has estimated expected credit losses for the remaining life after the forecasted period using an approach that reverts to historical credit loss information.

Depending on the nature and size of the pool of financial assets with similar risk characteristics, the Company uses a discounted cash flow (“DCF”) method or a weighted average remaining life method to estimate expected credit losses quantitatively. Under the DCF method, the Company utilizes complex models to obtain reasonable and supportable forecasts to calculate two predictive metrics, the probability of default ("PD") and loss given default ("LGD"). The PD measures the probability that a loan will default within a given time horizon and is an assumption derived from regression models which determine the relationship between historical defaults and certain economic variables. The Company's regression models for PD utilize the Company's actual historical loan level default data. The Company determines a reasonable and supportable forecast and applies that forecast to the regression model to estimate defaults over the forecast period. Management leverages economic projections from a reputable and independent third-party to inform its loss driver forecasts over the Company's four quarter forecast period. Management utilizes and forecasts Alaska unemployment as a loss driver for all of the loans pools that utilize the DCF method. Management also utilizes and forecasts either one-year percentage change in the Alaska home price index or the one-year percentage change in the national commercial real estate price index as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses. Other internal and external indicators of economic forecasts are also considered by management when developing the forecast metrics. Following the forecast period, the economic variables used to calculate PD revert to a historical average at a constant rate over an eight quarter reversion period. Other assumptions relevant to the discounted cash flow model to derive the quantitative allowance include the LGD, which is the estimate of loss for a defaulted loan, prepayment speeds, and the discount rate applied to future cash flows. The DCF method utilizes the effective interest rate of individual assets to discount the expected credit losses over the contractual term of the loan, adjusted for prepayments. The LGD is the expected loss which would be realized presuming a default has occurred and primarily measures the value of the collateral or other secondary source of repayment related to the collateral.

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

Update on Economic Conditions
    The Alaska economy began to recover from the effect of the pandemic in the fourth quarter of 2020, and Alaska’s real Gross State Product ("GSP") continued to increase in the first quarter of 2021.
The Alaska Department of Labor ("DOL") has released data through May of 2021. They report total payroll jobs have grown 16,500 from May of 2020. This is a total of 305,000 jobs or an improvement of 5.7% over the prior 12 months. Tourism related jobs were the hardest hit from travel restrictions and have also been the fastest to recover. According to the DOL, the Leisure and Hospitality sector added 6,000 jobs between May of 2020 and May of 2021. However, this is still 9,900 jobs less than May of 2019. Oil and Gas direct jobs continued to decline in the last 12 months, down 1,400 jobs to 6,100 in May of 2021. This is the only major sector to have fewer jobs than May of 2020. Construction has recovered more than half of the 1,300 job decline from two years ago, adding 700 jobs since May of 2020. Health Care and Manufacturing, which is primarily seafood processing, have now surpassed the total number of jobs seen two years ago in May of 2019 according to the DOL report.
Alaska’s GSP was $52.1 billion in 2020, compared to $54.7 billion in 2019, according to the Federal Bureau of Economic Analysis ("BEA"). Alaska’s reduction was 4.9% and the worst state was Hawaii at 8%. Both states were more negatively affected by travel restrictions reducing tourism. The U.S. GDP declined 3.5% in 2020. Alaska’s largest GSP declines in 2020 came from Transportation and Warehousing, followed by Accommodation and Food Services, Oil & Gas and Health Care. All of these sectors showed positive recovery in the fourth quarter of 2020 in Alaska, helping place it ninth fastest growing for the quarter of the 50 U.S. states. Alaska’s real GSP growth continued in the first quarter of 2021, increasing 5.4% on an annualized basis, according to a June 25, 2021 BEA report.
Alaska’s seasonally adjusted personal income for 2020 was $47.4 billion compared to $46 billion in 2019, according to the BEA. Personal income in the U.S. in 2020 increased 6.1% and Alaska rose 3.1%. Per capita income in the U.S. was $59,729 compared to $64,780 in Alaska, according to the BEA. This places Alaska as the ninth highest per capita income of the 50 U.S. states.
In a typical year, the majority of personal income is derived from wage earnings. Additionally, some people receive government transfer payments, such as social security, Medicare and Medicaid. Personal income is further supported by earnings from dividends, interest and rents. However, in 2020 earnings from wages and investments decreased $500 million in Alaska according to the BEA's report. The growth in personal income came predominantly from a $1.9 billion increase in government transfer payments. About half of the transfer payment increase was from unemployment insurance. Direct stimulus payments accounted for a large part of the remainder. In Alaska, earnings from wages decreased 1.5% or $435 million in 2020 and investment income fell 0.7% or $65 million. Government transfer payments rose 24.2% or $1.9 billion over 2019 levels.
Alaska North Slope (“ANS”) crude oil had monthly average prices in 2018 and 2019 ranging from $58.86 to $80.03 a barrel. ANS began 2020 at $65.48. Prices fell quickly at the beginning of 2020, responding to fears that COVID-19 would devastate the global economy and reduce the demand for travel. The low month was April of 2020, when ANS averaged $16.54 a barrel. However, by June of last year the oil markets stabilized and for the last six months of 2020 the average monthly price remained between $40.42 and $50.32. In the first six months of 2021 ANS prices continued to rise. The monthly average price was $55.56 in January of 2021. It rose to $65.60 in March, and $73.18 in June of 2021.
Alaska’s home mortgage delinquency and foreclosure levels continue to be better than most of the nation. According to the Mortgage Bankers Association, Alaska’s foreclosure rate improved from 0.63% at the end of 2019 to 0.45% at the end of 2020. In the first quarter of 2021 the foreclosure rate improved again slightly to 0.41%. The comparable national average rate was higher than Alaska at 0.54% in the first quarter of 2021. Management believes that the foreclosure rates are somewhat misleading because the federal moratorium on foreclosure activity on occupied homes led to declining foreclosure numbers, even though job losses strained the economy and borrowers' ability to pay.

The Mortgage Bankers Association survey reported that the percentage of delinquent mortgage loans at the end of 2019 in Alaska was 2.9%. This increased to 6.2% at the end of 2020 after the effects of COVID-19 impacted jobs. In the first quarter of 2021, it has improved to 5.4% in Alaska. According to the survey, the comparable delinquency rate for the entire country remains higher than Alaska at 6.1% in the first quarter of 2021.
According to the Alaska Multiple Listing Services, the average sales price of a single family home in Anchorage rose 5.9% in 2020 to $396,779. This is following increases of 0.5% and 2.3% in 2019 and 2018, respectively. Average sales prices in the Matanuska Susitna Borough rose 9.9% in 2020, continuing a decade of consecutive price gains. These two markets represent where the vast majority of the Bank’s residential building activity occurs. The average sales price for the first six months of 2021 is 8% higher in Anchorage and 14.8% higher in the Matanuska Susitna Borough than the 12 month average of 2020.
The number of units sold in Anchorage was up significantly in 2020 by 19.5%, climbing from 2,719 homes sold in 2019 to 3,250 last year as reported by the Alaska Multiple Listing Services. The main difference was a record number of sales occurred in the last quarter of the year, when sales activity typically declines in the winter. The Matanuska Susitna Borough also had strong sales activity, up 9.7% in 2020 to 2,135 units sold compared to 1,946 in 2019. The Matanuska Susitna Borough also had stronger than normal sales in the second half of 2020. In the first six months of 2021 there have been 1,567 home sales in Anchorage, or 30.3% more than in the first six months of 2020. The Matanuska Susitna Borough had 998 sales in the first half of 2021, an increase of 25.2% over the same time period in 2020.
We believe that the low interest rate environment has been a major factor in the increase in home sales. According to the Federal Reserve Bank of St. Louis, the average 30 year fixed rate mortgage in the U.S. hit an all-time record low last year. Rates began 2020 at 3.7% in the first week of January and fell one percent to 2.7% by the end of the year. Rates began to rise in the first quarter of 2021 and finished March at 3.2%. However, in the second quarter of 2021 they declined to slightly under 3%.
COVID-19 Issues:
•Industry Exposure: Northrim has identified various industries that may be adversely impacted by the COVID-19 pandemic and the significant decline in oil prices. Though the industries affected may change through the progression of the pandemic, the following sectors for which the Company has exposure, as a percent of the total loan portfolio as of June 30, 2021 are being impacted: Healthcare (6%), Tourism (5%), Oil and Gas (4%), Aviation (non-tourism) (4%), Accommodations (2%), Retail (2%), Fishing (3%), and Restaurants (3%). The Company's exposure as a percent of the total loan portfolio excluding U.S. Small Business Administration ("SBA") PPP loans as of June 30, 2021 are: Healthcare (8%), Tourism (7%), Oil and Gas (5%), Aviation (non-tourism) (5%), Accommodations (3%), Retail (3%), Fishing (3%), and Restaurants (3%).

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

Loan Modifications due to COVID-19 as of June 30, 2021
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$75,613	$7,440	$83,053
Number of modifications	23	1	24

Loan Modifications due to COVID-19 as of December 31, 2020
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$43,379	$22,165	$65,544
Number of modifications	23	11	34
Of the $83.1 million and 24 loan modifications as of June 30, 2021, approximately $64.0 million and 22 loans have entered into a second modification.
•Branch Operations: As of June 30, 2021, no branch operations are limited as a result of COVID-19, while a number of customer and employee safety measures continue to be implemented.

•Remote Workers: As of June 30, 2021, approximately 31% of the Company's employees are working remotely either on a full- or part-time basis directly due to the pandemic caused by COVID-19. These employees primarily hold non-customer facing positions within the Company. Prior to the pandemic, less than 8% of the Company's employees worked remotely. The increase in the number of employees that work remotely has had no material impact on the Company's operations.

•Growth and Paycheck Protection Program:
•Over the last fifteen months, Northrim funded a total of nearly 5,800 PPP loans totaling $612.6 million to both existing and new customers. Of this amount, 745 loans totaling $33 million were originated during the second quarter of 2021 and 2,125 loans totaling $204.0 million were originated during the first quarter of 2021, through the second round of PPP funding.
•As of June 30, 2021, PPP has resulted in 2,340 new customers totaling $40 million in non-PPP loans, and $83 million in new deposit balances.
•Management estimates that we funded approximately 24% of the number and 32% of the value of all Alaska PPP second round loans as of June 30, 2021.
•As of June 30, 2021, Northrim customers had received forgiveness through the SBA on 2,321 PPP loans totaling $303 million, of which 617 PPP loans totaling $133 million were forgiven in the second quarter of 2021, and 1,167 PPP loans totaling $105 million were forgiven in the first quarter of 2021. Of the PPP loans forgiven in the second quarter of 2021, 81 loans totaling $2.2 million related to PPP round two.
•The Company initially utilized the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility ("PPPLF") to fund PPP loans, but paid back those funds in full during the second quarter of 2020 and has since funded the SBA PPP loans through core deposits and maturity of long-term investments.

Highlights and Summary of Performance - Second Quarter of 2021
The Company reported net income and diluted earnings per share of $8.3 million and $1.33, respectively, for the second quarter of 2021 compared to net income and diluted earnings per share of $9.9 million and $1.52, respectively, for the second quarter of 2020. The Company reported net income and diluted earnings per share of $20.5 million and $3.27, respectively, for the first six months of 2021 compared to $10.9 million and $1.68, respectively, for the same period in 2020. The decrease in net income for the three-month period ending June 30, 2021 compared to the same period last year is primarily attributable to a decrease in net income in the Home Mortgage Lending segment, as a result of decreased production. The increase in net income for the six-month period ending June 30, 2021 compared to the same period last year is attributable to increases in net income in the Home Mortgage Lending segment, as a result of increased production in the first quarter of 2021 compared to 2020, and increased net income in the Community Banking segment mostly due to fee income from PPP loans and a reduction in the provision for credit losses.
•Total revenue in the second quarter of 2021, which includes net interest income plus other operating income, decreased 5% to $33.3 million from $35.0 million in the second quarter a year ago, primarily due to a $3.9 million decrease in mortgage banking income which was only partially offset by a $1.7 million increase in net interest income.
•Net interest income increased 10% to $19.2 million in the second quarter of 2021 compared to the same period in 2020 mainly due to increased loan balances and fees on PPP loans.
•Net interest margin decreased to 3.48% in the second quarter of 2021 as compared to 3.98% in the second quarter a year ago primarily due to lower interest rates and a change in the mix of earning assets. These decreases were only partially offset by fees on PPP loans.
•The Company booked a benefit for credit losses of $427,000 for the three-month period ending June 30, 2021, compared to a provision of $404,000 in the same period in 2020. The provision for the current quarter was recorded using the CECL accounting standard and reflects expected lifetime credit losses on loans and off-balance sheet unfunded loan commitments. The decrease in the provision for loan credit loss in the second quarter of 2021 compared to the same quarter in 2020 is primarily the result of improvement in economic assumptions used to estimate lifetime credit losses.
•The Company paid cash dividends of $0.37 per common share in the second quarter of 2021, up 9% from $0.34 in the second quarter of 2020.
•At June 30, 2021, the capital ratios of the Company and Northrim Bank (the "Bank") were well in excess of all regulatory requirements. During the second quarter of 2021, there were no shares repurchased under the previously announced share repurchase program.

Other financial measures are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Return on average assets, annualized	1.42%	2.04%	1.80%	1.23%
Return on average shareholders' equity, annualized	14.26%	19.44%	17.68%	10.65%
Dividend payout ratio	27.80%	22.11%	22.57%	40.35%
Credit Quality
Nonperforming assets: Nonperforming assets, net of government guarantees at June 30, 2021 increased $1.5 million, or 9% to $17.8 million as compared to $16.3 million at December 31, 2020. OREO, net of government guarantees, decreased $216,000 to $5.8 million at June 30, 2021 as compared to $6.0 million at December 31, 2020 due to the sale of one property in the second quarter of 2021 which was only partially offset by the addition of one OREO property in the first quarter of 2021. Nonperforming loans, net of government guarantees increased $2.0 million, or 20% to $12 million as of June 30, 2021 from $10 million as of December 31, 2020, primarily due to the addition of two relationships in the first three months of 2021 which were only partially offset by payoffs and paydowns in the second quarter of 2021. $9.5 million, or 54% of nonperforming assets at June 30, 2021, are nonaccrual loans related to six commercial relationships. While it is too early to determine the effect that the COVID-19 pandemic will ultimately have on our non-performing assets, significant increases may occur in subsequent quarters.

    The following table summarizes nonperforming asset activity for the three-month periods ending June 30, 2021 and 2020.

				Writedowns		Transfers to
(In Thousands)	Balance at March 31, 2021	Additions this quarter	Payments this quarter	/Charge-offs this quarter	Transfers to OREO	Performing Status this quarter	Sales this quarter	Balance at June 30, 2021
Nonperforming loans	$14,463	$173	($1,422)	($110)	$—	$—	$—	$13,104
Nonperforming loans guaranteed by government	(1,382)	—	286	—	—	—	—	(1,096)
Nonperforming loans, net	13,081	173	(1,136)	(110)	—	—	—	12,008
Other real estate owned	7,563	—	—	—	—	—	(490)	7,073
Repossessed assets	225	—	—	—	—	—	(225)	—
Other real estate owned guaranteed
by government	(1,279)	—	—	—	—	—	—	(1,279)
Total nonperforming assets,
net of government guarantees	$19,590	$173	($1,136)	($110)	$—	$—	($715)	$17,802

				Writedowns		Transfers to
(In Thousands)	Balance at March 31, 2020	Additions this quarter	Payments this quarter	/Charge-offs this quarter	Transfers to OREO/REPO	Performing Status this quarter	Sales this quarter	Balance at June 30, 2020
Nonperforming loans	$15,074	$1,563	($773)	($804)	($695)	$—	$—	$14,365
Nonperforming loans guaranteed by government	(1,671)	(54)	90	—	—	—	—	(1,635)
Nonperforming loans, net	13,403	1,509	(683)	(804)	(695)	—	—	12,730
Other real estate owned	7,205	—	—	—	—	—	—	7,205
Repossessed assets	231	695	(7)	—	—	—	—	919
Nonperforming purchased receivables	—	1,226	—	—	—	—	—	1,226
Other real estate owned guaranteed
by government	(1,279)	—	—	—	—	—	—	(1,279)
Total nonperforming assets,
net of government guarantees	$19,560	$3,430	($690)	($804)	($695)	$—	$—	$20,801
Potential problem loans: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. These loans are closely monitored and their performance is reviewed by management on a regular basis. At June 30, 2021, management had identified potential problem loans of $5.4 million as compared to potential problem loans of $6.1 million at December 31, 2020. The decrease in potential problem loans from December 31, 2020 to June 30, 2021 is primarily the result of one $3.9 million relationship moving to nonaccrual as well as paydowns and credit risk upgrades to existing potential problem loans in the first six months of 2021 which were only partially offset by additions to potential problem loans in the first six months of 2021.
Troubled debt restructurings (“TDRs”): TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months. The Company had $2.3 million in loans classified as TDRs that were performing and $3.9 million in TDRs included in nonaccrual loans at June 30, 2021 for a total of approximately $6.2 million. There are $2.5 million in government guarantees associated with TDRs, so total TDRs, net of government guarantees, are $3.8 million at June 30, 2021. At December 31, 2020 there were $832,000 in loans classified as TDRs, net of government guarantees that were performing and $4.5 million in TDRs included in nonaccrual loans for a total of $5.3 million. See Note 4 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.

RESULTS OF OPERATIONS
Income Statement
    Net Income
    Net income for the second quarter of 2021 decreased $1.6 million to $8.3 million as compared to $9.9 million for the same period in 2020. The decrease in net income is attributable to a $2.3 million decrease in net income in the Home Mortgage Lending segment, which is primarily due to lower production that was only partially offset by a $662,000 increase in net income in the Community Banking segment. The increase in net income in the Community Banking segment in the three months ended June 30, 2021, as compared to the same period a year ago is primarily due an increase in net interest income from PPP fees and a decrease in the provision for credit losses, and these changes were only partially offset by an increase in the provision for income taxes.
Net income for the first six months of 2021 increased $9.6 million to $20.5 million as compared to $10.9 million for the same period in 2020. The increase in net income is attributable to a $7.0 million increase in net income in the Community Banking segment due an increase in net interest income from PPP fees and a decrease in the provision for credit losses, and similar to the second quarter comparison discussed above, these changes were only partially offset by an increase in the provision for income taxes. Net income in the Home Mortgage Lending segment increased $2.6 million in the first six months of 2021 as compared to the same period in 2020, primarily due to increases in production and net mortgage servicing income.
    Net Interest Income/Net Interest Margin
    Net interest income for the second quarter of 2021 increased $1.7 million, or 10%, to $19.2 million as compared to $17.5 million for the second quarter of 2020. Net interest margin decreased 50 basis points to 3.48% in the second quarter of 2021 as compared to 3.98% in the second quarter of 2020. Net interest income for the first half of 2021 increased $5.5 million, or 17%, to $38.7 million as compared to $33.1 million for the first half of 2020. The increase in net interest income in the second quarter and first six-months of 2021 compared to the same periods of 2020 was primarily the result of higher average earning asset balances, an increase in loan fee income due in large part to full recognition of the deferred PPP loan fees upon loan forgiveness through the SBA, and reduced interest expense. During the three and six-month periods ending June 30, 2021, Northrim received $133.0 million and $238 million, respectively, in loan forgiveness through the SBA compared to none in the same periods in 2020. Total net PPP fee income including accretion and full fee recognition upon loan forgiveness was $2.6 million and $5.9 million during the three and six-month periods ending June 30, 2021, respectively, compared to $1.3 million in both the three and six-month periods ending June 30, 2020. PPP fee income for 2020 included only fee accretion. As of June 30, 2021, there was $1.0 million of net PPP fee income from round one remaining and $10.0 million remaining from round two for total net deferred fees on PPP loans of $11.0 million. The decrease in net interest margin in the second quarter and first six months of 2021 as compared to the same periods a year ago was primarily the result of lower interest rates and a less favorable mix of earning assets due to significant increases in short-term investments, which is the lowest yielding type of earning asset for the Company. Changes in net interest margin in the three and six-month periods ended June 30, 2021 as compared to the same period in the prior year are detailed below:

Three Months Ended June 30, 2021 vs. June 30, 2020
Nonaccrual interest adjustments	0.01%
Impact of SBA Paycheck Protection Program loans	0.22%
Interest rates and loan fees	(0.27)%
Volume and mix of interest-earning assets	(0.46)%
Change in net interest margin	(0.50)%

Six Months Ended June 30, 2021 vs. June 30, 2020
Nonaccrual interest adjustments	0.02%
Impact of SBA Paycheck Protection Program loans	0.14%
Interest rates and loan fees	(0.41)%
Volume and mix of interest-earning assets	(0.21)%
Change in net interest margin	(0.46)%

Components of Net Interest Margin
The following table compares average balances and rates as well as margins on earning assets for the three-month periods ended June 30, 2021 and 2020:

(Dollars in Thousands)	Three Months Ended June 30,
					Interest income/
	Average Balances		Change		expense		Change		Average Yields/Costs
	2021	2020	$	%	2021	2020	$	%	2021	2020	Change
Loans[1,2]	$1,541,701	$1,342,717	$198,984	15%	$18,200	$16,584	$1,616	10%	4.74%	4.97%	(0.23)%
Loans held for sale	111,228	111,475	(247)	—%	763	870	(107)	(12)%	2.75%	3.14%	(0.39)%

Short-term investments[3]	208,067	51,448	156,619	304%	61	31	30	97%	0.12%	0.24%	(0.12)%
Long-term investments[4]	354,260	256,500	97,760	38%	1,229	1,519	(290)	(19)%	1.39%	2.38%	(0.99)%
Total investments	562,327	307,948	254,379	83%	1,290	1,550	(260)	(17)%	0.92%	2.02%	(1.10)%
Interest-earning assets	2,215,256	1,762,140	453,116	26%	20,253	19,004	1,249	7%	3.67%	4.34%	(0.67)%
Nonearning assets	173,164	186,583	(13,419)	(7)%
Total	$2,388,420	$1,948,723	$439,697	23%

Interest-bearing demand	$561,570	$379,851	$181,719	48%	$128	$156	($28)	(18)%	0.09%	0.17%	(0.08)%
Savings deposits	311,929	246,379	65,550	27%	126	176	(50)	(28)%	0.16%	0.29%	(0.13)%
Money market deposits	256,215	214,532	41,683	19%	112	164	(52)	(32)%	0.18%	0.31%	(0.13)%
Time deposits	186,315	176,782	9,533	5%	513	835	(322)	(39)%	1.10%	1.90%	(0.80)%
Total interest-bearing deposits	1,316,029	1,017,544	298,485	29%	879	1,331	(452)	(34)%	0.27%	0.53%	(0.26)%
Borrowings	25,032	73,349	(48,317)	(66)%	182	216	(34)	(16)%	2.92%	1.18%	1.74%
Total interest-bearing liabilities	1,341,061	1,090,893	250,168	23%	1,061	1,547	(486)	(31)%	0.32%	0.57%	(0.25)%
Demand deposits and other noninterest-bearing liabilities	809,971	652,989	156,982	24%
Equity	237,388	204,841	32,547	16%
Total	$2,388,420	$1,948,723	$439,697	23%
Net interest income					$19,192	$17,457	$1,735	10%
Net interest margin									3.48%	3.98%	(0.50)%
Average loans to average interest-earning assets	69.59%	76.20%
Average loans to average total deposits	74.01%	82.88%
Average non-interest deposits to average total deposits	36.82%	37.19%
Average interest-earning assets to average interest-bearing liabilities	165.19%	161.53%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $3.4 million and $2.0 million in the second quarter of 2021 and 2020, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $13.8 million and $14.6 million in the second quarter of 2021 and 2020, respectively.
3Consists of interest bearing deposits in other banks.
4Consists of investment in debt securities available for sale, equity securities, investment securities held to maturity, and investment in Federal Home Loan Bank stock.

    The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending June 30, 2021 and 2020.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Three Months Ended June 30, 2021 vs. 2020
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$2,362	($746)	$1,616
Loans held for sale	(2)	(105)	(107)
Short-term investments	52	(22)	30
Long-term investments	545	(835)	(290)
Total interest income	$2,957	($1,708)	$1,249

Interest Expense:
Interest-bearing deposits	$322	($774)	($452)
Borrowings	27	(61)	(34)
Total interest expense	$349	($835)	($486)

The following table compares average balances and rates as well as margins on earning assets for the six-month periods ended June 30, 2021 and 2020:

(Dollars in Thousands)	Six Months Ended June 30,
					Interest income/
	Average Balances		Change		expense		Change		Average Yields/Costs
	2021	2020	$	%	2021	2020	$	%	2021	2020	Change
Loans[1,2]	$1,517,438	$1,200,870	$316,568	26%	$36,842	$31,503	$5,339	17%	4.90%	5.28%	(0.38)%
Loans held for sale	112,897	80,925	31,972	40%	1,545	1,310	235	18%	2.76%	3.26%	(0.50)%

Short-term investments[3]	164,712	59,762	104,950	176%	99	267	(168)	(63)%	0.12%	0.90%	(0.78)%
Long-term investments[4]	326,671	270,284	56,387	21%	2,363	3,263	(900)	(28)%	1.46%	2.43%	(0.97)%
Total investments	491,383	330,046	161,337	49%	2,462	3,530	(1,068)	(30)%	1.01%	2.15%	(1.14)%
Interest-earning assets	2,121,718	1,611,841	509,877	32%	40,849	36,343	4,506	12%	3.88%	4.53%	(0.65)%
Nonearning assets	171,870	180,316	(8,446)	(5)%
Total	$2,293,588	$1,792,157	$501,431	28%

Interest-bearing demand	$516,228	$350,308	$165,920	47%	$246	$320	($74)	(23)%	0.10%	0.18%	(0.08)%
Savings deposits	314,709	238,009	76,700	32%	255	413	(158)	(38)%	0.16%	0.35%	(0.19)%
Money market deposits	251,140	210,288	40,852	19%	225	421	(196)	(47)%	0.18%	0.40%	(0.22)%
Time deposits	179,778	173,096	6,682	4%	1,102	1,661	(559)	(34)%	1.24%	1.93%	(0.69)%
Total interest-bearing deposits	1,261,855	971,701	290,154	30%	1,828	2,815	(987)	(35)%	0.29%	0.58%	(0.29)%
Borrowings	25,066	47,769	(22,703)	(48)%	336	381	(45)	(12)%	2.70%	1.60%	1.10%
Total interest-bearing liabilities	1,286,921	1,019,470	267,451	26%	2,164	3,196	(1,032)	(32)%	0.34%	0.63%	(0.29)%
Demand deposits and other noninterest-bearing liabilities	772,548	566,284	206,264	36%
Equity	234,119	206,403	27,716	13%
Total	$2,293,588	$1,792,157	$501,431	28%
Net interest income					$38,685	$33,147	$5,538	17%
Net interest margin									3.68%	4.14%	(0.46)%
Average loans to average interest-earning assets	71.52%	74.50%
Average loans to average total deposits	76.27%	80.62%
Average non-interest deposits to average total deposits	36.57%	34.77%
Average interest-earning assets to average interest-bearing liabilities	164.87%	158.11%
1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $7.6 million and $2.9 million in the first six months of 2021 and 2020, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $12.2 million and $14.7 million in the first six months of 2021 and 2020, respectively.
3Consists of interest bearing deposits in other banks.
4Consists of investment in debt securities available for sale, equity securities, investment securities held to maturity, and investment in Federal Home Loan Bank stock.

    The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the six-month periods ending June 30, 2021 and 2020.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Six Months Ended June 30, 2021 vs. 2020
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$9,724	($4,385)	$5,339
Loans held for sale	386	(151)	235
Short-term investments	500	(668)	(168)
Long-term investments	1,697	(2,597)	(900)
Total interest income	$12,307	($7,801)	$4,506

Interest Expense:
Interest-bearing deposits	$1,745	($2,732)	($987)
Borrowings	(445)	400	(45)
Total interest expense	$1,300	($2,332)	($1,032)

    Provision for Credit Losses
The Company adopted ASU 2016-13 effective January 1, 2021. The provision for credit loss expense is the amount of expense that, based on our judgment, is required to maintain the ACL at an appropriate level under CECL. The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. Refer to Note 1 of the notes to Consolidated Financial Statements included in Item 1 of this report for detailed discussion regarding ACL methodologies for loans, available for sale debt securities, held to maturity securities, loans held for investment, unfunded commitments, and purchased receivables.
The following table presents the major categories of credit loss expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Credit loss expense on loans held for investment	($161)	$404	($2,066)	$2,464
Credit loss expense on unfunded commitments	(266)	—	151	—
Credit loss expense on available for sale debt securities	—	—	—	—
Credit loss expense on held to maturity securities	—	—	—	—
Credit loss expense on purchased receivables	—	—	—	—
Total credit loss expense	($427)	$404	($1,915)	$2,464
As noted above, the provision for credit losses was recorded in accordance with CECL in 2021. The provision for credit losses in 2020, prior to adoption of CECL, was recorded under the incurred loss model. Despite the fact that two different methodologies were used in the calculation of the provision for credit losses in 2021 versus 2020, in general the decrease in the provision for credit losses on loans for the three and six-month periods ending June 30, 2021 as compared to the same periods in 2020 is primarily the result of improvement in economic assumptions used to estimate credit losses. The ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, as well as loan portfolio composition, quality, and duration.

    Other Operating Income
    Other operating income for the three-month period ended June 30, 2021, decreased $3.4 million, or 19%, to $14.1 million as compared to $17.5 million for the same period in 2020, primarily due to a $3.9 million decrease in mortgage banking income in the second quarter of 2021 compared to the same quarter in 2020. The decrease in mortgage banking income in the three-month period ended June 30, 2021 as compared to the same period in 2020 was primarily due to decreased refinance activity due to changes in the mortgage interest rates that was only partially offset by increased mortgages for home purchases. Additionally, there was a decrease in purchased receivable income due to customers reportedly using PPP funds instead of selling receivables. These decreases were only partially offset by an increase in bankcard fees due to lower transaction volume in the second quarter of 2020 resulting from quarantine restrictions related to the COVID-19 pandemic, an increase in service charges on deposits due to customer accommodations related to the impacts of COVID-19 that lowered service changes on deposits in the second quarter of 2020, and an increase in interest rate swap income.
Other operating income for the six-month period ended June 30, 2021, increased $6.1 million, or 25%, to $30.0 million as compared to $24.0 million for the same period in 2020, primarily due to a $5.1 million increase in mortgage banking income in the second half of 2021 compared to the same period in 2020. The increase in mortgage banking income in the six-month period ended June 30, 2021 as compared to the same period in 2020 was primarily due to increased home purchase activity that was only partially offset by lower refinance activity due to changes in the mortgage interest rates. Additionally, there was a $94,000 unrealized gain on marketable securities recognized in the first half of 2021 compared to a $722,000 unrealized loss in the same period in 2020. Bankcard fees, service charges on deposits, and interest rate swap income also increased in the first half of 2021 compared to 2020 due to the cessation of COVID-19 quarantine restrictions and higher transaction volume as compared to the same period in 2020. These increases were only partially offset by a decrease in purchased receivable income due to customers reportedly using PPP funds instead of selling receivables.
Other Operating Expense
    Other operating expense for the second quarter of 2021 decreased $338,000, or 1%, to $22.3 million as compared to the same period in 2020 primarily due to lower salaries and other personnel expense related to mortgage banking operations, which fluctuate with production volumes. This decrease was only partially offset by an increase in occupancy expense as a result of miscellaneous repairs and maintenance and tenant improvements at several of the Company's locations and data processing expense.
Other operating expense for the first half of 2021 increased $2.2 million, or 5%, to $43.7 million from $41.5 million for the same period in 2020 primarily due to higher salaries and other personnel expense related to mortgage banking operations, which fluctuate with production volumes. Additionally, data processing and occupancy expenses increased in the first half of 2021 as compared to 2020 due to miscellaneous repairs and maintenance, IT maintenance and services, and tenant improvements at several of the Company's locations.
Income Taxes
    For the second quarter and first half of 2021, Northrim recorded a higher effective tax rate as compared to the same periods in 2020 as a result of a decrease in tax credits and tax exempt interest income as a percentage of pre-tax income in 2021, as well as the reversal of a $454,000 accrual of tax expense in the second quarter of 2020. In the second quarter of 2021, Northrim recorded $3.1 million in state and federal income tax expense for an effective tax rate of 26.9%, compared to $3.4 million, or 21.7% in the first quarter of 2021 and $2.0 million, or 16.9% in the second quarter a year ago. For the first half of 2021, Northrim recorded $6.4 million in state and federal income tax expense, for an effective tax rate of 23.9% compared to $2.3 million and 17.1% for the same period in 2020.

FINANCIAL CONDITION
    Balance Sheet Overview
Portfolio Investments
Portfolio investments, which include investment securities available for sale, investment securities held to maturity, and marketable equity securities, at June 30, 2021 increased 38%, or $100.1 million, to $366.8 million from $266.7 million at December 31, 2020 as proceeds from an increase in deposits that were not lent out were invested in the first six months of 2021.

The table below details portfolio investment balances by portfolio investment type:

	June 30, 2021		December 31, 2020
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
	Balance	% of total	Balance	% of total
U.S. Treasury and government sponsored entities	$253,351	69.1%	$174,601	65.5%
Municipal securities	852	0.2%	856	0.3%
Corporate bonds	55,487	15.1%	40,492	15.2%
Collateralized loan obligations	47,541	13.0%	41,684	15.6%
Preferred stock	9,588	2.6%	9,052	3.4%
Total portfolio investments	$366,819		$266,685

Loans and Lending Activities
The following table presents the concentration distribution of the loan portfolio, net of deferred fees and costs, as of the dates indicated:

	June 30, 2021		December 31, 2020
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial & industrial loans	$609,214	41.0%	$612,254	42.2%
Commercial real estate:
Owner occupied properties	260,879	17.5%	233,320	16.2%
Non-owner occupied and multifamily properties	410,572	27.7%	392,452	27.2%
Residential real estate:
1-4 family residential properties secured by first liens	33,661	2.3%	33,415	2.3%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	17,793	1.2%	18,236	1.3%
1-4 family residential construction loans	34,958	2.3%	32,500	2.3%
Other construction, land development and raw land loans	79,431	5.3%	83,463	5.8%
Obligations of states and political subdivisions in the US	17,331	1.2%	15,318	1.1%
Agricultural production, including commercial fishing	15,558	1.0%	12,968	0.9%
Consumer loans	5,156	0.3%	5,734	0.4%
Other loans	3,415	0.2%	4,390	0.3%
Total loans	$1,487,968		$1,444,050
Loans increased by $43.9 million, or 3%, to $1.488 billion at June 30, 2021 from $1.444 billion at December 31, 2020, primarily as a result of increased commercial real estate loans. Commercial real estate loans increased $45.7 million, or 7% during the six-month period ending June 30, 2021. As shown in the table above, 1-4 family residential construction loans, obligations of states and political subdivisions, and agriculture production, including commercial fishing also increased in the first six months of 2021 while the remaining loan segments decreased slightly, as compared to year end 2020. Management believes that the significant outreach that the Company has done throughout the SBA PPP lending cycle to both existing customers and new PPP loan customers has contributed to growth in our market share for non-PPP lending relationships. PPP loans are included in commercial and industrial loans in the table above and totaled $300.9 million at June 30, 2021 and $304.6 million at December 31, 2020.

Information about loans directly exposed to the oil and gas industry
    The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $65.0 million, or approximately 4% of loans as of June 30, 2021 have direct exposure to the oil and gas industry as compared to $65.1 million, or approximately 4% of loans as of December 31, 2020. The Company's exposure as a percent of the total loan portfolio excluding SBA PPP loans as of June 30, 2021 was 5% and as of December 31, 2020 was 6%. The Company has no loans to oil producers or exploration companies as of June 30, 2021 or December 31, 2020, but the totals noted include a loan related to construction of an oil drilling rig. The balance of this loan was $6.7 million and $3.0 million at June 30, 2021 and December 31, 2020, respectively, and is classified as an Asset Quality Rating ("AQR") system pass loan in both periods. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $67.3 million and $63.5 million at June 30, 2021 and December 31, 2020, respectively. The portion of the Company's ACL that related to the loans with direct exposure to the oil and gas industry was estimated at $1.4 million as of June 30, 2021 and $1.2 million as of December 31, 2020.

    The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	June 30, 2021	December 31, 2020
Commercial & industrial loans	$45,492	$41,016
Commercial real estate:
Owner occupied properties	11,617	11,296
Non-owner occupied and multifamily properties	6,357	6,606
Consumer loans	—	2,256
Other loans	1,509	3,948
Total	$64,975	$65,122

Supplemental information about significant COVID-19 exposure on directly impacted industries
    At June 30, 2021, the Company had $93.7 million, or 6% of portfolio loans, in the healthcare sector, $82.3 million, or 5% of portfolio loans, in the tourism sector, $57.8 million, or 4% of portfolio loans, in the aviation (non-tourism) sector, $40.8 million, or 3% in the restaurant sector, $37.9 million, or 3% of portfolio loans, in the fishing sector, $36.3 million, or 2% of portfolio loans, in the retail sector, and $36.4 million, or 2% of portfolio loans, in the accommodations sector. At June 30, 2021, the Company had $93.7 million, or 8% of total loans excluding SBA PPP loans, in the healthcare sector, $82.3 million, or 7% of portfolio loans excluding SBA PPP loans, in the tourism sector, $57.8 million, or 5% of portfolio loans excluding SBA PPP loans, in the aviation (non-tourism) sector, $40.8 million, or 3% of total loans excluding SBA PPP loans in the restaurant sector,

$37.9 million, or 3% of total loans excluding SBA PPP loans, in the fishing sector, $36.4 million, or 3% of total loans excluding SBA PPP loans in the accommodations sector, and $36.3 million, or 3% of total loans excluding SBA PPP loans, in retail loans.

The portion of the Company's ACL that related to the loans with exposure to these industries is estimated at the following amounts as of June 30, 2021:

(In Thousands)	Tourism	Aviation (non-tourism)	Healthcare	Retail	Fishing	Restaurant	Accommodations	Total
ACL	$940	$591	$1,046	$352	$348	$450	$376	$4,103

The following table sets forth information regarding changes in the ACL for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Balance at beginning of period	$14,764	$21,017	$21,136	$19,088
Cumulative effect of adoption of ASU 2016-13	—	—	(4,511)	—
Charge-offs:
Commercial & industrial loans	110	804	273	955
Consumer loans	—	—	—	—
Other loans	—	—	—	14
Total charge-offs	110	804	273	969
Recoveries:
Commercial & industrial loans	27	17	212	29
Commercial real estate:
Owner occupied properties	2	—	4	—
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	10	11	20	20
Obligations of states and political subdivisions in the US	—	—	20	20
Agricultural production, including commercial fishing	7	7	—	—
Consumer loans	—	1	15	15
Other loans	—	—	2	6
Total recoveries	46	36	253	70
Net, charge-offs	64	768	20	899
(Benefit) provision for credit losses	(161)	404	(2,066)	2,464
Balance at end of period	$14,539	$20,653	$14,539	$20,653
    The following table sets forth information regarding changes in the ACL for unfunded commitments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Balance at beginning of period	$1,833	$159	$187	$152
Cumulative effect of adoption of ASU 2016-13	—	—	1,229	—
Adjusted balance, beginning of period	1,833	159	1,416	152
(Benefit) provision for credit losses	(266)	8	151	15
Balance at end of period	$1,567	$167	$1,567	$167

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
Deposits
Deposits are the Company’s primary source of funds. Total deposits increased $321.5 million, or 18%, to $2.146 billion as of June 30, 2021 compared to $1.825 billion as of December 31, 2020. This increase is primarily due to funding PPP loans, but is also due to new customer relationships as a result of the Company's significant PPP efforts during the first six months of 2021 and the last nine months of 2020. The following table summarizes the Company's composition of deposits as of the periods indicated:

	June 30, 2021		December 31, 2020
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$798,231	37%	$643,825	35%
Interest-bearing demand	582,669	27%	459,095	25%
Savings deposits	322,645	15%	308,725	17%
Money market deposits	258,116	12%	237,705	13%
Time deposits	184,777	9%	175,631	10%
Total deposits	$2,146,438		$1,824,981
The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 91% of total deposits at June 30, 2021 and 90% of total deposits at December 31, 2020.
    The only deposit category with stated maturity dates is certificates of deposit. At June 30, 2021, the Company had $184.8 million in certificates of deposit as compared to certificates of deposit of $175.6 million at December 31, 2020. At June 30, 2021, $128.6 million, or 70%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $175.6 million, or 73%, of total certificates of deposit at December 31, 2020. The aggregate amount of certificates of deposit in amounts of $100,000 and greater at June 30, 2021 and December 31, 2020, was $144.7 million and $133.3 million, respectively. The following table sets forth the amount outstanding of deposits in amounts of $100,000 and greater by time remaining until maturity and percentage of total deposits as of June 30, 2021:

	Time Certificates of Deposit
	of $100,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$58,628	41%
Over 3 through 6 months	30,979	21%
Over 6 through 12 months	24,907	17%
Over 12 months	30,156	21%
Total	$144,670	100%

There were no depositors with deposits representing 10% or more of total deposits at June 30, 2021 or December 31, 2020.

Borrowings
    FHLB: The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Bank’s assets. At June 30, 2021, our maximum borrowing line from the FHLB was $1.097 billion, approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. The Company has outstanding advances of $14.7 million as of June 30, 2021 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. These advances have original terms of either 18 or 20 years with 30 year amortization periods and fixed interest rates ranging from 1.23% to 3.25%.

    Federal Reserve Bank: The Federal Reserve Bank of San Francisco (the "Federal Reserve Bank") is holding $77.7 million of loans as collateral to secure advances made through the discount window on June 30, 2021. There were no discount window advances outstanding at June 30, 2021 or December 31, 2020, respectively.

    Other Short-term Borrowings: The Company is subject to provisions under Alaska state law, which generally limit the amount of outstanding debt to 35% of total assets or $852.9 million at June 30, 2021 and $736.0 million at December 31, 2020.

    At June 30, 2021 and December 31, 2020, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
    Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advances noted above as of June 30, 2021 or December 31, 2020.
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
The Company manages its liquidity through its Asset and Liability Committee. Our primary sources of funds are customer deposits and advances from the FHLB. These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations. The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers' demands that we advance funds against unfunded lending commitments. Our total unfunded commitments to fund loans and letters of credit at June 30, 2021 were $393.9 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. Additionally, as noted above, our total deposits at June 30, 2021 were $2.146 billion.
As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 "Financial Statements" of this report, net cash provided by operating activities was $68.5 million for the first six months of 2021, primarily due to cash provided by proceeds from the sale of loans held for sale, which were only partially offset by cash used in connection with the origination of loans held for sale. Net cash used by investing activities was $152.0 million for the same period, primarily due to purchases of available for sale securities and an increase in loans. This use of cash was only partially offset by proceeds from the maturities and calls of securities available for sale. Net cash provided by financing activities in the same period was $314.5 million, primarily due to increases in deposits largely due to funding PPP loans that was done via deposit into customer accounts.
The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. As customers withdraw funds from deposit accounts that were obtained from the Company via PPP loans, the Company may need to borrow funds to meet an immediate liquidity need. At June 30, 2021, our funds available for borrowing under our existing lines of credit were $1.161 billion. Additionally, the Company could have obtained additional nonrecourse borrowings under the Federal Reserve Bank's PPPLF until July 30, 2021, as a source of additional liquidity in order to meet liquidity needs created by the origination of PPP loans without excessive usage of the Company's other existing liquidity sources. The Company had $292.3 million in PPP loans eligible to be pledged for the PPPLF program as of June 30, 2021. The Company has not obtained any other new borrowing lines or other new sources of liquidity other than the PPPLF program resulting from anticipated liquidity challenges from COVID-19.
Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient to fund our ongoing operating activities and our anticipated capital requirements for at least 12 months.
The Company issued 17,308 shares of its common stock in the first six months of 2021 and repurchased 61,399 shares of its common stock under the Company's previously announced repurchase program. The Company did not repurchase any shares of its common stock in the second quarter of 2021. At June 30, 2021, the Company had 6,206,913 shares of its common stock outstanding.
Capital Requirements and Ratios
    We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of June 30, 2021, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

    The table below illustrates the capital requirements in effect for the periods noted for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain capital ratios for the Bank in 2021, exceeding the FDIC’s requirements for the “well-capitalized” classification. The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering completed in the fourth quarter of 2005 is included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $10 million more in regulatory capital than the Bank at both June 30, 2021 and December 31, 2020, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

June 30, 2021
Total risk-based capital	8.00%	10.00%	15.45%	12.65%
Tier 1 risk-based capital	6.00%	8.00%	14.54%	11.73%
Common equity tier 1 capital	4.50%	6.50%	13.93%	11.75%
Leverage ratio	4.00%	5.00%	9.77%	7.88%
December 31, 2020
Total risk-based capital	8.00%	10.00%	15.46%	13.13%
Tier 1 risk-based capital	6.00%	8.00%	14.20%	11.88%
Common equity tier 1 capital	4.50%	6.50%	13.57%	11.89%
Leverage ratio	4.00%	5.00%	10.25%	8.55%

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

    Off-Balance Sheet Items
The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit, commitments to originate loans held for sale and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. We apply the same credit standards to these commitments as in all of our lending activities and include these commitments in our lending risk evaluations. As of June 30, 2021 and December 31, 2020, the Company’s commitments to extend credit and to provide letters of credit which are not reflected on its balance sheet amounted to $393.9 million and $377.4 million, respectively. Additionally, the Company had commitments to originate loans held for sale of $174.0 million and $150.3 million, as of June 30, 2021 and December 31, 2020, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements. The Company has established reserves of $1.6 million and $187,000 at June 30, 2021 and December 31, 2020 respectively, for losses related to these commitments that are recorded in other liabilities on the consolidated balance sheet.
Capital Expenditures and Commitments
The Company has capital commitments related to a branch remodel and a branch relocation in Anchorage. At June 30, 2021 the Company considers these commitments to be immaterial.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Our assessment of market risk as of June 30, 2021 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of June 30, 2021, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On March 31, 2021, President Biden unveiled his infrastructure plan, which includes a proposal to increase the federal corporate income tax rate from 21% to 28% as part of a package of tax reforms to help fund the spending proposals in the plan. The Biden plan is in the legislative process, which is expected to proceed this year due to the Democratic Party's majority in both houses of Congress. If adopted as proposed, the increase of the corporate income tax rate would adversely affect our results of operations in future periods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) There were no stock repurchases by the Company during the three-month period ending June 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
    Not applicable.

ITEM 5. OTHER INFORMATION
(a) Not applicable
(b) There have been no material changes to the procedures by which shareholders may nominate directors to the Company’s board of directors.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page for the Company's Quarterly Report on 10-Q for the quarter ended June 30, 2021 - formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NORTHRIM BANCORP, INC.

August 4, 2021	By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President, Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

August 4, 2021	By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)