Form 10-Q
period 2021-09-30
NORTHRIM BANCORP INC
filed 2021-11-03
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☐ Yes  ☒ No

The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at November 3, 2021 was 6,139,502.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the consolidated financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2021	December 31, 2020
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$34,216	$23,304
Interest bearing deposits in other banks	458,063	92,661
Investment securities available for sale, at fair value	379,122	247,633
Marketable equity securities	8,551	9,052
Investment securities held to maturity, at amortized cost	20,000	10,000
Total portfolio investments	407,673	266,685
Investment in Federal Home Loan Bank stock	3,110	2,551
Loans held for sale	106,224	146,178
Loans	1,450,657	1,444,050
Allowance for credit losses	(13,816)	(21,136)
Net loans	1,436,841	1,422,914
Purchased receivables, net	20,118	13,922
Mortgage servicing rights, at fair value	13,080	11,218
Other real estate owned, net	5,912	7,289
Premises and equipment, net	37,610	38,102
Operating lease right-of-use assets	11,371	12,440
Goodwill	15,017	15,017
Other intangible assets, net	1,002	1,029
Other assets	59,709	68,488
Total assets	$2,609,946	$2,121,798
LIABILITIES
Deposits:
Demand	$868,810	$643,825
Interest-bearing demand	644,035	459,095
Savings	330,465	308,725
Money market	278,529	237,705
Certificates of deposit less than $250,000	99,587	92,047
Certificates of deposit $250,000 and greater	75,115	83,584
Total deposits	2,296,541	1,824,981
Borrowings	14,605	14,817
Junior subordinated debentures	10,310	10,310
Operating lease liabilities	11,334	12,378
Other liabilities	34,682	37,737
Total liabilities	2,367,472	1,900,223
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,177,300 and 6,251,004 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	6,177	6,251
Additional paid-in capital	38,929	41,808
Retained earnings	198,284	173,498
Accumulated other comprehensive (loss) income, net of tax	(916)	18
Total shareholders' equity	242,474	221,575
Total liabilities and shareholders' equity	$2,609,946	$2,121,798
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Per Share Data)	2021	2020	2021	2020
Interest and Dividend Income
Interest and fees on loans and loans held for sale	$19,900	$18,691	$58,287	$51,504
Interest on investment securities available for sale	828	940	2,421	3,951
Dividends on marketable equity securities	115	122	328	336
Interest on investment securities held to maturity	262	—	773	—
Dividends on Federal Home Loan Bank stock	28	24	74	62
Interest on deposits in other banks	149	17	248	284
Total Interest Income	21,282	19,794	62,131	56,137
Interest Expense
Interest expense on deposits	667	1,320	2,495	4,135
Interest expense on borrowings	89	84	237	277
Interest expense on junior subordinated debentures	94	96	282	284
Total Interest Expense	850	1,500	3,014	4,696
Net Interest Income	20,432	18,294	59,117	51,441
(Benefit) provision for credit losses	(1,106)	567	(3,021)	3,031
Net Interest Income After (Benefit) Provision for Credit Losses	21,538	17,727	62,138	48,410
Other Operating Income
Mortgage banking income	9,893	17,932	34,875	37,824
Bankcard fees	878	770	2,497	2,094
Purchased receivable income	530	516	1,637	2,112
Service charges on deposit accounts	345	269	943	802
Interest rate swap income	195	726	390	743
Gain on sale of marketable equity securities, net	36	—	67	98
Unrealized gain (loss) on marketable equity securities	(67)	375	27	(347)
Other income	848	1,040	2,250	2,270
Total Other Operating Income	12,658	21,628	42,686	45,596
Other Operating Expense
Salaries and other personnel expense	15,756	16,418	45,401	44,311
Data processing expense	2,198	1,851	6,439	5,653
Occupancy expense	1,707	1,648	5,236	4,923
Professional and outside services	703	884	1,969	2,206
Marketing expense	533	302	1,609	1,581
Insurance expense	322	315	965	928
Intangible asset amortization expense	9	12	27	36
OREO (income) expense, net	(378)	23	(367)	8
Other operating expense	1,684	2,053	4,918	5,321
Total Other Operating Expense	22,534	23,506	66,197	64,967
Income Before Provision for Income Taxes	11,662	15,849	38,627	29,039
Provision for income taxes	2,785	3,994	9,224	6,251
Net Income	$8,877	$11,855	$29,403	$22,788
Earnings Per Share, Basic	$1.43	$1.87	$4.73	$3.57
Earnings Per Share, Diluted	$1.42	$1.84	$4.69	$3.52
Weighted Average Shares Outstanding, Basic	6,196,260	6,338,465	6,207,681	6,391,164
Weighted Average Shares Outstanding, Diluted	6,265,602	6,413,221	6,274,634	6,467,991
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Net income	$8,877	$11,855	$29,403	$22,788
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized (losses) gains arising during the period	($533)	$54	($2,141)	$477
Derivatives and hedging activities:
Unrealized (losses) gains arising during the period	162	245	835	(1,622)
Income tax benefit (expense) related to reclassifications and unrealized gains
and losses	106	(85)	372	479
Other comprehensive (loss) gain, net of tax	(265)	214	(934)	(666)
Comprehensive income	$8,612	$12,069	$28,469	$22,122

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
 See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of Tax	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2021	6,251	$6,251	$41,808	$173,498	$18	$221,575
Cash dividend on common stock ($0.37 per share)	—	—	—	(2,313)	—	(2,313)
Stock-based compensation expense	—	—	280	—	—	280
Exercise of stock options and vesting of restricted stock units, net	17	17	(295)	—	—	(278)
Repurchase of common stock	(61)	(61)	(2,151)	—	—	(2,212)
Other comprehensive loss, net of tax	—	—	—	—	(181)	(181)
Cumulative effect of adoption of ASU 2016-13	—	—	—	2,400	—	2,400
Net income	—	—	—	12,181	—	12,181
Balance as of March 31, 2021	6,207	$6,207	$39,642	$185,766	($163)	$231,452
Cash dividend on common stock ($0.37 per share)	—	—	—	(2,320)	—	(2,320)
Stock-based compensation expense	—	—	229	—	—	229
Other comprehensive loss, net of tax	—	—	—	—	(488)	(488)
Net income	—	—	—	8,345	—	8,345
Balance as of June 30, 2021	6,207	$6,207	$39,871	$191,791	($651)	$237,218
Cash dividend on common stock ($0.38 per share)	—	—	—	(2,384)	—	(2,384)
Stock-based compensation expense	—	—	232	—	—	232
Exercise of stock options and vesting of restricted stock units, net	—	—	—	—	—	—
Repurchase of common stock	(30)	(30)	(1,174)	—	—	(1,204)
Other comprehensive income, net of tax	—	—	—	—	(265)	(265)
Net income	—	—	—	8,877	—	8,877
Balance as of September 30, 2021	6,177	$6,177	$38,929	$198,284	($916)	$242,474
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In Thousands)	2021	2020
Operating Activities:
Net income	$29,403	$22,788
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Gain on sale of securities, net	(67)	(98)
Loss on disposal of premises and equipment	—	22
Depreciation and amortization of premises and equipment	2,473	2,337
Amortization of software	868	821
Intangible asset amortization	27	36
Amortization of investment security premium, net of discount accretion	367	(24)
Unrealized (gain) loss on marketable equity securities	(27)	347
Deferred tax expense (benefit)	587	(477)
Stock-based compensation	741	717
Deferred loan fees and amortization, net of costs	3,128	9,399
(Benefit) provision for credit losses	(3,021)	3,031
(Benefit) provision for purchased receivables	—	(7)
Additions to home mortgage servicing rights carried at fair value	(4,896)	(3,032)
Change in fair value of home mortgage servicing rights carried at fair value	3,034	4,363
Change in fair value of commercial servicing rights carried at fair value	134	180
Gain on sale of loans	(29,222)	(30,701)
Proceeds from the sale of loans held for sale	939,618	883,899
Origination of loans held for sale	(870,442)	(913,469)
Gain on sale of other real estate owned	(577)	(176)
Net changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	433	(3,512)
(Increase) decrease in other assets	5,875	(6,443)
Increase (decrease) in other liabilities	(3,139)	2,980
Net Cash Provided (Used) by Operating Activities	75,297	(27,019)
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(259,016)	(89,173)
Purchases of marketable equity securities	(493)	(1,439)
Purchases of FHLB stock	(571)	(5,884)
Purchases of investment securities held to maturity	(10,000)	—
Proceeds from sales/calls/maturities of securities available for sale	125,092	150,544
Proceeds from sales of marketable equity securities	1,017	502
Proceeds from redemption of FHLB stock	12	5,514
(Increase) decrease in purchased receivables, net	(6,196)	10,860
Increase in loans, net	(9,990)	(459,346)
Proceeds from sale of other real estate owned	2,228	419
Purchases of software	(76)	(96)
Purchases of premises and equipment	(1,981)	(2,552)
Net Cash (Used) by Investing Activities	(159,974)	(390,651)
Financing Activities:
Increase in deposits	471,560	433,782
(Decrease) increase in borrowings	(212)	4,846
Repurchase of common stock	(3,416)	(8,676)
Proceeds from the issuance of common stock	5	8
Cash dividends paid	(6,946)	(6,585)
Net Cash Provided by Financing Activities	460,991	423,375
Net Change in Cash and Cash Equivalents	376,314	5,705

Cash and Cash Equivalents at Beginning of Period	115,965	95,424
Cash and Cash Equivalents at End of Period	$492,279	$101,129

Supplemental Information:
Income taxes paid	$4,577	$1,940
Interest paid	$2,950	$4,580
Transfer of loans to other real estate owned	$274	$162
Loans made to facilitate sales of other real estate owned	$1,012	$—
Non-cash lease liability arising from obtaining right of use assets	$79	$370
Cash dividends declared but not paid	$71	$73

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements and corresponding footnotes have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end Consolidated Balance Sheet data was derived from the Company's audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company owns a 100% interest in Residential Mortgage Holding Company, LLC, the parent company of Residential Mortgage, LLC (collectively "RML") and consolidates their balance sheets and income statement into its financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company determined that it operates in two primary operating segments: Community Banking and Home Mortgage Lending. The Company has evaluated subsequent events and transactions for potential recognition or disclosure. Operating results for the interim period ended September 30, 2021 are not necessarily indicative of the results anticipated for the year ending December 31, 2021. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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

The ACL on held to maturity securities is estimated on a collective basis by major security type. At September 30, 2021, the Company’s held to maturity securities consisted of investments in corporate bonds. Expected credit losses for these securities are estimated using a discounted cash flow ("DCF") methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

Accrued interest receivable is excluded from the estimate of credit losses.

Allowance for Credit Losses - Loans: Under the current expected credit loss model adopted by the Company on January 1, 2021, the ACL on loans is a valuation allowance estimated at each balance sheet date that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.

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

The Company measures expected credit losses of financial assets on a collective (pool) basis, when the financial assets share similar risk characteristics. Depending on the nature and size of the pool of financial assets with similar risk characteristics, the Company uses a DCF method or a weighted average remaining life method to estimate expected credit losses quantitatively. The Company uses a DCF method for 8 of its 11 loan pools, which represent 96% of the amortized cost basis of total loan pools at September 30, 2021. The weighted average remaining life method is used for the remaining 3 loan pools primarily because loan level data constraints preclude the use of the DCF model. The weighted average remaining life method uses exposure at default, along with the expected credit losses adjusted for prepayments to calculate the required allowance. The Company utilizes peer historical loss data to estimate credit losses under the weighted average remaining life method.

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

Loans that do not share risk characteristics with other loans in the portfolio are individually evaluated for expected credit losses and are not included in the collective evaluation. Loans are identified for individual evaluation during regular credit reviews of the portfolio. A loan is generally identified for individual evaluation when management determines that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan for individual evaluation, we measure expected credit losses using DCF, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of DCF. The analysis of collateral dependent loans includes appraisals on loans secured by real property, management’s assessment of the current market, recent payment history and an evaluation of other sources of repayment.

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

Paycheck Protection Program and other loans guaranteed by the U.S. government: With the passage of the PPP, the Company has actively participated in assisting its customers with applications for loans through the program. Loans funded through the PPP program are fully guaranteed by the U.S. government subject to certain representations and warranties. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans. ASC 326 requires credit enhancements that mitigate credit losses, such as the U.S. government guarantee on PPP loans, to be considered in estimating credit losses. The guarantee is considered “embedded” and, therefore, is considered when estimating credit loss on the PPP loans and other loans guaranteed by the U.S. government. Given that the loans are fully guaranteed by the U.S. government and absent any specific loss information on any of our guaranteed loans, the Company does not carry an ACL on its PPP and other loans guaranteed by the U.S. government at September 30, 2021 or December 31, 2020.

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
The Company records an ACL on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancellable, through a charge to provision for credit loss expense in the Company’s consolidated statements of income. The ACL on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in other liabilities on the Company’s consolidated balance sheets.
Purchased Receivables and related Allowance for Credit Losses: The Company purchases accounts receivable from its customers. The purchased receivables are carried at amortized cost, net of an ACL. Management measures expected credit losses on purchased receivables by evaluating each receivable individually. Each quarter, management reviews purchased receivable asset balances compared to assets eligible for advancement of funds in order to determine the exposure to loss for the Company. Exposure is zero when outstanding balances exceed assets eligible for advancement. Management may determine that an ACL is appropriate for individual purchased receivables based on asset specific facts and circumstances. Fees charged to the customer are earned while the balances of the purchases are outstanding, which is typically less than one year. Changes in the ACL are recorded as provision for (or reversal of) credit loss expense.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or total shareholders' equity.
Recent Accounting Pronouncements
Accounting pronouncements implemented in 2021
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13” or “CECL”). ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. Under ASU 2016-13 financial institutions and other organizations will use forward-looking information to better inform their credit loss estimates but will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. ASU 2016-13 requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.
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

LIBOR is a widely-referenced benchmark rate, which is published in five currencies and a range of tenors, and seeks to estimate the cost at which banks can borrow on an unsecured basis from other banks. The administrator of LIBOR, ICE Benchmark Administration, published a consultation in December 2020 regarding its intention to cease the publication of LIBOR after December 31, 2021, with the exception of certain tenors of U.S. dollar (USD) LIBOR that it proposed would remain available for use in legacy contracts or as otherwise enumerated by financial regulators until June 30, 2023. The Company has some assets and liabilities referenced to LIBOR, such as commercial loans, derivatives, debt securities, and junior subordinated debentures. As of September 30, 2021, we had approximately $191.8 million of assets, including $119.5 million in commercial loans and $72.3 million in debt securities, and $10.0 million of liabilities in the form of our junior subordinated debentures linked to USD LIBOR. These amounts exclude derivative assets and liabilities on our consolidated balance sheet. As of September 30, 2021, the notional amount of our USD LIBOR-linked interest rate derivative contracts was $154.8 million. Of this amount, $72.4 million in notional value represent commercial loan interest rate swap agreements with commercial banking customers. An additional $72.4 million in notional value represent corresponding swap agreements with third party financial institutions that offset the commercial loan swaps. Swap agreements with third party institutions are $82.4 million, including an interest rate swap agreement for $10.0 million in notional value related to our junior subordinated debentures. Each of the USD LIBOR-linked amounts referenced above are expected to vary in future periods as current contracts expire with potential replacement contracts using an alternative reference rate.

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

2. Cash and Cash Equivalents
The Company is no longer required to maintain cash balances or deposits with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank") sufficient to meet its statutory reserve requirements and for purposes of settling financial transactions and charges for the Federal Reserve Bank services.
The Company is required to maintain a $300,000 and $250,000 balance with a correspondent bank for outsourced servicing of ATMs as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021 and December 31, 2020, the Company was required to maintain a $100,000 and $2.8 million balance with a correspondent bank to collateralize the initial margin and the fair value exposure, respectively, of its interest rate swap to hedge the variability in cash flows arising out of its junior subordinated debentures.

3. Investment Securities
Marketable Equity Securities
The Company held marketable equity securities with fair values of $8.6 million and $9.1 million at September 30, 2021 and December 31, 2020, respectively. The gross realized and unrealized gains (losses) recognized on marketable equity securities in other operating income in the Company's Consolidated Statements of Income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Unrealized gain (loss) on marketable equity securities	($67)	$375	$27	($347)
Gain on sale of marketable equity securities, net	36	—	67	98
Total	($31)	$375	$94	($249)

Debt securities
Debt securities have been classified in the financial statements as available for sale or held to maturity. The following table summarizes the amortized cost, estimated fair value, and ACL of debt securities and the corresponding amounts of gross unrealized gains and losses of available-for-sale securities recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses of held to maturity securities at the periods indicated:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2021
Securities available for sale
U.S. Treasury and government sponsored entities	$300,674	$465	($1,315)	$—	$299,824
Municipal securities	820	30	—	—	850
Corporate bonds	34,969	462	(20)	—	35,411
Collateralized loan obligations	43,038	23	(24)	—	43,037
Total securities available for sale	$379,501	$980	($1,359)	$—	$379,122

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021
Securities held to maturity
Corporate bonds	$20,000	$—	($736)	$19,264
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$20,000	$—	($736)	$19,264

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Securities available for sale
U.S. Treasury and government sponsored entities	$173,318	$1,330	($47)	$174,601
Municipal securities	820	36	—	856
Corporate bonds	29,951	546	(5)	30,492
Collateralized loan obligations	41,782	44	(142)	41,684
Total securities available for sale	$245,871	$1,956	($194)	$247,633
Securities held to maturity
Corporate bonds	$10,000	$—	$—	$10,000
Total securities held to maturity	$10,000	$—	$—	$10,000

Gross unrealized losses on available for sale securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2021 and December 31, 2020 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2021:
Securities available for sale
U.S. Treasury and government sponsored entities	$276,140	($1,315)	$—	$—	$276,140	($1,315)
Corporate bonds	$5,013	($20)	$—	$—	$5,013	($20)
Collateralized loan obligations	4,976	(24)	—	—	4,976	(24)
Total	$286,129	($1,359)	$—	$—	$286,129	($1,359)

December 31, 2020:
Securities available for sale
U.S. Treasury and government sponsored entities	$31,270	($47)	$—	$—	$31,270	($47)
Corporate bonds	3,198	(5)	—	—	3,198	(5)
Collateralized loan obligations	23,670	(118)	2,967	(24)	26,637	(142)
Total	$58,138	($170)	$2,967	($24)	$61,105	($194)

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

At September 30, 2021, the Company had 33 available for sale securities in an unrealized loss position without an ACL. At September 30, 2021, the Company had two held to maturity securities in an unrealized loss position without an ACL. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2021, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company's Consolidated Statements of Income.

At September 30, 2021 and December 31, 2020, $59.3 million and $77.9 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and estimated fair values of debt securities at September 30, 2021, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
US Treasury and government sponsored entities
Within 1 year	$4,998	$5,076
1-5 years	285,356	284,446
5-10 years	10,320	10,302
Total	$300,674	$299,824
Corporate bonds
Within 1 year	$2,240	$2,242
1-5 years	$37,696	$37,993
5-10 years	15,033	15,013
Total	$54,969	$55,248
Collateralized loan obligations
5-10 years	$43,038	$43,037
Total	$43,038	$43,037
Municipal securities
1-5 years	$820	$850
Total	$820	$850

There were no proceeds from sales of investment securities for the three and nine-month periods ending September 30, 2021 and 2020.
A summary of interest income for the three and nine-month periods ending September 30, 2021 and 2020, on available for sale investment securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
US Treasury and government sponsored entities	$552	$680	$1,568	$2,839
Other	272	237	840	1,040
Total taxable interest income	$824	$917	$2,408	$3,879
Municipal securities	$4	$23	$13	$72
Total tax-exempt interest income	$4	$23	$13	$72
Total	$828	$940	$2,421	$3,951

4.  Loans and Allowance for Credit Losses
Loans Held for Sale
Loans held for sale are comprised entirely of 1-4 family residential mortgage loans as of September 30, 2021 and December 31, 2020.
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

(In Thousands)	Pre-ASU 2016-13
Commercial loans	$780,058
Real estate construction one-to-four family	38,467
Real estate construction other	80,315
Real estate term owner occupied	163,597
Real estate term non-owner occupied	309,074
Real estate term other	46,620
Consumer secured by 1st deeds of trust	15,585
Consumer other	22,069
Subtotal	1,455,785
Unearned loan fees, net	(11,735)
Total portfolio loans	$1,444,050

Post-ASU 2016-13
Commercial & industrial loans	$619,304
Commercial real estate:
Owner occupied properties	234,364
Non-owner occupied and multifamily properties	394,860
Residential real estate:
1-4 family residential properties secured by first liens	33,463
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	18,114
1-4 family residential construction loans	32,760
Other construction, land development and raw land loans	84,352
Obligations of states and political subdivisions in the US	15,274
Agricultural production, including commercial fishing	13,093
Consumer loans	5,794
Other loans	4,407
Subtotal	$1,455,785
Unearned loan fees, net	($11,735)
Total portfolio loans	$1,444,050

The following table presents amortized cost and unpaid principal balance of loans for the periods indicated:

	September 30, 2021			December 31, 2020
(In Thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial & industrial loans	$504,305	$513,482	($9,177)	$612,254	$619,304	($7,050)
Commercial real estate:
Owner occupied properties	292,021	293,346	(1,325)	233,320	234,363	(1,043)
Non-owner occupied and multifamily properties	443,258	446,688	(3,430)	392,452	394,860	(2,408)
Residential real estate:
1-4 family residential properties secured by first liens	29,548	29,627	(79)	33,415	33,510	(95)
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	18,749	18,626	123	18,236	18,114	122
1-4 family residential construction loans	36,386	36,591	(205)	32,500	32,760	(260)
Other construction, land development and raw land loans	73,313	73,832	(519)	83,463	84,351	(888)
Obligations of states and political subdivisions in the US	17,470	17,636	(166)	15,318	15,274	44
Agricultural production, including commercial fishing	27,573	27,692	(119)	12,968	13,093	(125)
Consumer loans	5,014	4,973	41	5,734	5,794	(60)
Other loans	3,020	3,035	(15)	4,390	4,407	(17)
Total	1,450,657	1,465,528	(14,871)	1,444,050	1,455,830	(11,780)
Allowance for credit losses	(13,816)			(21,136)
	$1,436,841	$1,465,528	($14,871)	$1,422,914	$1,455,830	($11,780)
The difference between the amortized cost and unpaid principal balance is primarily net deferred origination fees totaling $14.9 million and $11.7 million at September 30, 2021 and December 31, 2020, respectively, and premiums and discounts associated with acquired loans totaling $9,000 and $47,000 at September 30, 2021 and December 31, 2020, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $6.3 million and $7.1 million at September 30, 2021 and December 31, 2020, respectively, and was included in other assets in the Consolidated Balance Sheets.
Amortized cost in the above table includes $203.4 million and $304.6 million as of September 30, 2021 and December 31, 2020, respectively, in PPP loans administered by the U.S. Small Business Administration ("SBA") within the Commercial & industrial loan segment.

Allowance for Credit Losses
The activity in the ACL related to loans held for investment is as follows:

Three Months Ended September 30,	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2021
Commercial & industrial loans	$4,291	($332)	$—	$23	$3,982
Commercial real estate:
Owner occupied properties	3,340	151	—	2	3,493
Non-owner occupied and multifamily properties	3,841	35	—	—	3,876
Residential real estate:
1-4 family residential properties secured by first liens	630	(154)	—	—	476
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	340	(42)	—	9	307
1-4 family residential construction loans	231	(47)	—	—	184
Other construction, land development and raw land loans	1,670	(391)	—	—	1,279
Obligations of states and political subdivisions in the US	39	(3)	—	—	36
Agricultural production, including commercial fishing	57	32	—	5	94
Consumer loans	94	(11)	—	—	83
Other loans	6	—	—	—	6
Total	$14,539	($762)	$—	$39	$13,816

Three Months Ended September 30,	Beginning Balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2020
Commercial	$7,366	$285	($56)	$600	$8,195
Real estate construction 1-4 family	690	10	—	—	700
Real estate construction other	1,215	58	—	—	1,273
Real estate term owner occupied	2,533	21	(85)	—	2,469
Real estate term non-owner occupied	5,421	61	—	—	5,482
Real estate term other	702	55	—	1	758
Consumer secured by 1st deed of trust	258	(2)	—	—	256
Consumer other	447	(7)	—	3	443
Unallocated	2,021	86	—	—	2,107
Total	$20,653	$567	($141)	$604	$21,683

Nine Months Ended September 30,	Beginning Balance	Impact of adopting ASC 326	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2021
Commercial	$7,973	($7,973)	$—	$—	$—	—
Real estate construction 1-4 family	679	(679)	—	—	—	—
Real estate construction other	1,179	(1,179)	—	—	—	—
Real estate term owner occupied	2,625	(2,625)	—	—	—	—
Real estate term non-owner occupied	5,133	(5,133)	—	—	—	—
Real estate term other	779	(779)	—	—	—	—
Consumer secured by 1st deed of trust	261	(261)	—	—	—	—
Consumer other	400	(400)	—	—	—	—
Unallocated	2,107	(2,107)	—	—	—	—
Commercial & industrial loans	—	4,348	(328)	(273)	235	3,982
Commercial real estate:
Owner occupied properties	—	3,579	(92)	—	6	3,493
Non-owner occupied and multifamily properties	—	4,944	(1,068)	—	—	3,876
Residential real estate:
1-4 family residential properties secured by first liens	—	673	(197)	—	—	476
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	419	(141)	—	29	307
1-4 family residential construction loans	—	454	(270)	—	—	184
Other construction, land development and raw land loans	—	1,994	(715)	—	—	1,279
Obligations of states and political subdivisions in the US	—	44	(8)	—	—	36
Agricultural production, including commercial fishing	—	49	25	—	20	94
Consumer loans	—	118	(37)	—	2	83
Other loans	—	3	3	—	—	6
Total	$21,136	($4,511)	($2,828)	($273)	$292	$13,816

Nine Months Ended September 30,	Beginning Balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2020
Commercial	$6,604	$1,946	($1,011)	$656	$8,195
Real estate construction 1-4 family	$643	$57	$—	$—	$700
Real estate construction other	1,017	256	—	—	1,273
Real estate term owner occupied	2,188	366	(85)	—	2,469
Real estate term non-owner occupied	5,180	302	—	—	5,482
Real estate term other	671	85	—	2	758
Consumer secured by 1st deed of trust	270	(14)	—	—	256
Consumer other	436	5	(14)	16	443
Unallocated	2,079	28	—	—	2,107
Total	$19,088	$3,031	($1,110)	$674	$21,683
The Company adopted ASU 2016-13 effective January 1, 2021. Upon adoption, the Company established an ACL of $16.6 million. As of September 30, 2021 the ACL decreased to $13.8 million. The Company primarily uses a DCF method to estimate ACL for loans. The Company utilizes and forecasts unemployment in Alaska as the primary loss driver in the DCF model. The Company also utilizes and forecasts either the one-year percentage change in the Alaska home price index or the one-year percentage change in the national commercial real estate price index as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses. Consistent forecasts of the loss drivers are used across the loan segments.

At September 30, 2021, as compared to January 1, 2021, the Company forecasted a significantly lower unemployment rate in Alaska, a slightly lower one-year percentage change in the national commercial real estate price index, and a slightly higher one-year percentage change in the Alaska home price index over the reasonable and supportable forecast period. Specifically regarding the forecasts used to calculate the September 30, 2021 ACL, management expects unemployment to remain consistent with actual levels observed in Alaska as of August 2021. This rate is above pre-pandemic levels over the forecast period, but is lower than rates previously projected by management.
Management's projections for economic indicators as of September 30, 2021 improved slightly as compared to June 30, 2021. The Company also applies qualitative factors in our CECL model, and these factors also improved in the third quarter as compared to the second quarter of 2021 due to increases in oil prices and improvement in loan portfolio quality trends. Additionally, the ACL for individually impaired loans decreased during the third quarter of 2021 due to pay downs. These factors, which decreased the ACL during the third quarter of 2021, were only partially offset by an increase in loan balances.
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
The following table presents average impaired loans information, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13, and interest recognized on such loans, for the three and nine-month periods ended September 30, 2020:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
(In Thousands)	Average Impaired Loans	Interest Recognized	Average Impaired Loans	Interest Recognized
Commercial	$12,892	$65	$13,161	$95
Real estate construction 1-4 family	808	—	970	—
Real estate construction other	—	—	—	—
Real estate term owner occupied	6,707	49	6,378	78
Real estate term non-owner occupied	490	3	333	7
Real estate term other	1,562	7	1,572	14
Consumer secured by 1st deed of trust	272	5	275	9
Consumer other	86	—	88	—
Total	$22,817	$129	$22,777	$203
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

September 30, 2021	2021	2020	2019	2018	2017	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$252,274	$75,997	$41,196	$38,516	$23,534	$52,902	$484,419
Classified	6,334	521	3,591	3,795	548	5,097	19,886
Total commercial & industrial loans	$258,608	$76,518	$44,787	$42,311	$24,082	$57,999	$504,305

Commercial real estate:
Owner occupied properties
Pass	$56,599	$94,373	$39,839	$15,415	$14,763	$62,377	$283,366
Classified	—	1,432	—	532	—	6,691	8,655
Total commercial real estate owner occupied properties	$56,599	$95,805	$39,839	$15,947	$14,763	$69,068	$292,021

Non-owner occupied and multifamily properties
Pass	$66,449	$79,472	$67,466	$34,569	$20,273	$164,676	$432,905
Classified	—	—	—	—	10,353	—	10,353
Total commercial real estate non-owner occupied and multifamily properties	$66,449	$79,472	$67,466	$34,569	$30,626	$164,676	$443,258

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$3,744	$7,979	$3,816	$642	$1,774	$9,571	$27,526
Classified	—	1,318	486	—	—	218	2,022
Total residential real estate 1-4 family residential properties secured by first liens	$3,744	$9,297	$4,302	$642	$1,774	$9,789	$29,548

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$3,041	$2,609	$3,817	$4,038	$264	$4,705	$18,474
Classified	—	—	—	261	—	14	275
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$3,041	$2,609	$3,817	$4,299	$264	$4,719	$18,749

1-4 family residential construction loans
Pass	$19,068	$1,564	$4,329	$112	$—	$11,204	$36,277
Classified	—	—	—	—	109	—	109
Total residential real estate 1-4 family residential construction loans	$19,068	$1,564	$4,329	$112	$109	$11,204	$36,386

Other construction, land development and raw land loans
Pass	$27,179	$20,869	$10,849	$3,697	$144	$5,881	$68,619
Classified	—	—	—	3,171	—	1,523	4,694
Total other construction, land development and raw land loans	$27,179	$20,869	$10,849	$6,868	$144	$7,404	$73,313

Obligations of states and political subdivisions in the US
Pass	$52	$3,112	$3,150	$373	$2,740	$8,043	$17,470

Classified	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$52	$3,112	$3,150	$373	$2,740	$8,043	$17,470

Agricultural production, including commercial fishing
Pass	$16,235	$6,598	$1,130	$1,150	$781	$1,679	$27,573
Classified	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$16,235	$6,598	$1,130	$1,150	$781	$1,679	$27,573

Consumer loans
Pass	$854	$936	$693	$427	$318	$1,786	$5,014
Classified	—	—	—	—	—	—	—
Total consumer loans	$854	$936	$693	$427	$318	$1,786	$5,014

Other loans
Pass	$495	$1,692	$439	$165	$—	$229	$3,020
Classified	—	—	—	—	—	—	—
Total other loans	$495	$1,692	$439	$165	$—	$229	$3,020

Total loans
Pass	$445,990	$295,201	$176,724	$99,104	$64,591	$323,053	$1,404,663
Classified	6,334	3,271	4,077	7,759	11,010	13,543	45,994
Total loans	$452,324	$298,472	$180,801	$106,863	$75,601	$336,596	$1,450,657

Total pass loans	$445,990	$295,201	$176,724	$99,104	$64,591	$323,053	$1,404,663
Government guarantees	(203,664)	(22,169)	(16,800)	(5,212)	(409)	(1,537)	(249,791)
Total pass loans, net of government guarantees	$242,326	$273,032	$159,924	$93,892	$64,182	$321,516	$1,154,872

Total classified loans	$6,334	$3,271	$4,077	$7,759	$11,010	$13,543	$45,994
Government guarantees	(1,501)	(1,289)	—	—	(9,570)	(1,123)	(13,483)
Total classified loans, net government guarantees	$4,833	$1,982	$4,077	$7,759	$1,440	$12,420	$32,511

The following table presents the Company's portfolio of risk-rated loans by grade as of December 31, 2020:

	Pass	Classified	Total
	(In Thousands)
December 31, 2020
Commercial	$758,362	$14,106	$772,468
Real estate construction 1-4 family	37,093	1,087	38,180
Real estate construction other	79,403	—	79,403
Real estate term owner occupied	152,734	9,990	162,724
Real estate term non-owner occupied	289,555	17,692	307,247
Real estate term other	42,900	3,330	46,230
Consumer secured by 1st deed of trust	15,404	144	15,548
Consumer other	22,144	106	22,250
Portfolio loans	1,397,595	46,455	1,444,050
Government guarantees	(334,639)	(14,587)	(349,226)
Portfolio loans, net of government guarantees	$1,062,956	$31,868	$1,094,824

Past Due Loans: The following tables present an aging of contractually past due loans:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due Still Accruing
September 30, 2021
Commercial & industrial loans	$266	$19	$4,227	$4,512	$499,793	$504,305	$—
Commercial real estate:
Owner occupied properties	—	—	1,219	1,219	290,802	292,021	—
Non-owner occupied and multifamily properties	—	—	—	—	443,258	443,258	—
Residential real estate:
1-4 family residential properties secured by first liens	—	168	—	168	29,380	29,548	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	44	—	139	183	18,566	18,749	—
1-4 family residential construction loans	—	—	109	109	36,277	36,386	—
Other construction, land development and raw land loans	—	—	1,545	1,545	71,768	73,313	—
Obligations of states and political subdivisions in the US	—	—	—	—	17,470	17,470	—
Agricultural production, including commercial fishing	—	—	—	—	27,573	27,573	—
Consumer loans	—	—	—	—	5,014	5,014	—
Other loans	—	—	—	—	3,020	3,020	—
Total	$310	$187	$7,239	$7,736	$1,442,921	$1,450,657	$—
December 31, 2020
Commercial & industrial loans	$242	$229	$2,675	$3,146	$609,108	$612,254	$—
Commercial real estate:
Owner occupied properties	2,203	—	2,459	4,662	228,658	233,320	449
Non-owner occupied and multifamily properties	—	—	—	—	392,452	392,452	—
Residential real estate:
1-4 family residential properties secured by first liens	446	—	—	446	32,969	33,415	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	38	—	139	177	18,059	18,236	—
1-4 family residential construction loans	—	—	702	702	31,798	32,500	—
Other construction, land development and raw land loans	—	—	1,545	1,545	81,918	83,463	—
Obligations of states and political subdivisions in the US	—	—	—	—	15,318	15,318	—
Agricultural production, including commercial fishing	—	—	—	—	12,968	12,968	—
Consumer loans	—	—	272	272	5,462	5,734	—
Other loans	—	—	—	—	4,390	4,390	—
Total	$2,929	$229	$7,792	$10,950	$1,433,100	$1,444,050	$449

Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $11.5 million and $9.6 million at September 30, 2021 and December 31, 2020, respectively. The following table presents loans on nonaccrual status and loans on nonaccrual status for which there was no related allowance for credit losses:

	September 30, 2021		December 31, 2020
(In Thousands)	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL

Commercial & industrial loans	$4,974	$1,179	$3,848	$3,513
Commercial real estate:
Owner occupied properties	3,640	3,640	4,620	4,582
Residential real estate:
1-4 family residential properties secured by first liens	1,950	1,464	160	160
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	275	275	242	221
1-4 family residential construction loans	109	109	702	702
Other construction, land development and raw land loans	1,545	1,545	1,545	1,545
Consumer loans	—	—	3	—
Total nonaccrual loans	12,493	8,212	11,120	10,723
Government guarantees on nonaccrual loans	(1,017)	(1,017)	(1,483)	(1,483)
Net nonaccrual loans	$11,476	$7,195	$9,637	$9,240

There was no interest on nonaccrual loans reversed through interest income during three and nine-month periods ending September 30, 2021. There was no interest on nonaccrual loans reversed through interest income during the three-month period ending September 30, 2020 and $12,000 in interest on nonaccrual loans reversed through interest income during the nine-month period ending September 30, 2020, respectively.

There was no interest earned on nonaccrual loans with a principal balance during the three and nine-month periods ending September 30, 2021 and September 30, 2020, respectively. However, the Company recognized interest income of $198,000 and $780,000 in the three-month periods ending September 30, 2021 and 2020 and $565,000 and $986,000 in the nine-month periods ending September 30, 2021 and 2020, respectively, related to interest collected on nonaccrual loans whose principal had been paid down to zero.

Troubled Debt Restructurings: Loans classified as TDRs totaled $7.0 million and $7.9 million at September 30, 2021 and December 31, 2020, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that it would not grant otherwise.

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

Loan Modifications due to COVID-19 as of September 30, 2021
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$49,888	$7,533	$57,421
Number of modifications	21	3	24

Loan Modifications due to COVID-19 as of December 31, 2020
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$43,379	$22,165	$65,544
Number of modifications	23	11	34

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
The following table presents the breakout between newly restructured loans that occurred during the nine months ended September 30, 2021 and restructured loans that occurred prior to 2021 that are still included in portfolio loans. As discussed above, the CARES Act provided banks an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2020. The disclosed restructurings were not related to COVID-19 modifications.

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
New Troubled Debt Restructurings
Commercial & industrial loans	$—	$249	$249
Commercial real estate:
Owner occupied properties	—	360	360
Other construction, land development and raw land loans	—	578	578
Subtotal	$—	$1,187	$1,187
Existing Troubled Debt Restructurings	$2,382	$3,467	$5,849
Total	$2,382	$4,654	$7,036

The following tables present newly restructured loans that occurred during the nine months ended September 30, 2021 and 2020, by concession (terms modified):

		September 30, 2021
	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
(In Thousands)
Pre-Modification Outstanding Recorded Investment:
Commercial & industrial loans	1	$—	$254	$—	$—	$254
Commercial real estate:
Owner occupied properties	1	—	360	—	—	360
Other construction, land development and raw land loans	1	—	577	—	—	360
Total	3	$—	$1,191	$—	$—	$974
Post-Modification Outstanding Recorded Investment:
Commercial & industrial loans	1	$—	$249	$—	$—	$249
Commercial real estate:
Owner occupied properties	1	—	360	—	—	360
Other construction, land development and raw land loans	1	—	577	—	—	577
Total	3	$—	$1,186	$—	$—	$1,186

		September 30, 2020
	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
(In Thousands)
Pre-Modification Outstanding Recorded Investment:
Commercial & industrial loans	2	$—	$3,249	$164	$—	$3,413
Total	2	$—	$3,249	$164	$—	$3,413
Post-Modification Outstanding Recorded Investment:
Commercial & industrial loans	2	$—	$1,565	$163	$—	$1,728
Total	2	$—	$1,565	$163	$—	$1,728

The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs. There were no in charge-offs in the nine months ended September 30, 2021 on loans that were newly classified as TDRs during the same period.
As of December 31, 2020, all TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment. There were no TDRs with specific impairment at December 31, 2020.
The Company had no TDRs that defaulted within twelve months of restructure and defaulted during the nine months ended September 30, 2021 and 2020, respectively.

5. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of an allowance for credit losses, and have a maturity of less than one year. There were no purchased receivables past due at September 30, 2021 or December 31, 2020, and there were no restructured purchased receivables at September 30, 2021 or December 31, 2020.

Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  There were no nonperforming purchased receivables as of September 30, 2021 and December 31, 2020, respectively.
The following table summarizes the components of net purchased receivables for the periods indicated:

(In Thousands)	September 30, 2021	December 31, 2020
Purchased receivables	$20,118	$13,995
Allowance for credit losses - purchased receivables	—	(73)
Total	$20,118	$13,922

The following table sets forth information regarding changes in the ACL on purchased receivables for the three and nine-month periods ending September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Balance, beginning of period	$—	$93	$—	$94
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Charge-offs net of recoveries	—	—	—	—
Benefit for purchased receivables	—	(6)	—	(7)
Balance, end of period	$—	$87	$—	$87

6. Servicing Rights
Mortgage servicing rights
The following table details the activity in the Company's mortgage servicing rights ("MSR") for the three and nine-month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020

Balance, beginning of period	$12,835	$10,721	$11,218	$11,920
Additions for new MSR capitalized	1,703	1,373	4,896	3,032
Changes in fair value:
Due to changes in model inputs of assumptions (1)	(928)	(699)	(1,092)	(2,291)
Other (2)	(530)	(806)	(1,942)	(2,072)
Balance, end of period	$13,080	$10,589	$13,080	$10,589

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

The following table details information related to our serviced mortgage loan portfolio as of September 30, 2021 and December 31, 2020:

(In Thousands)	September 30, 2021	December 31, 2020

Balance of mortgage loans serviced for others	$750,327	$683,117
MSR as a percentage of serviced loans	1.74%	1.64%

    The Company recognized servicing fees of $745,000 and $671,000 during the three-month periods ending September 30, 2021 and 2020, respectively, and $2.2 million and $2 million during the nine-month periods ending September 30, 2021 and 2020, respectively, which includes contractually specified servicing fees and ancillary fees as a component of other noninterest income in the Company's Consolidated Statements of Income.

    The following table outlines the weighted average key assumptions used in measuring the fair value of MSR as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Constant prepayment rate	12.31%	13.05%
Discount rate	8.00%	7.75%

    Key economic assumptions and the sensitivity of the current fair value for MSR to immediate adverse changes in those assumptions at September 30, 2021 and December 31, 2020 were as follows:

(In Thousands)		September 30, 2021	December 31, 2020
Aggregate portfolio principal balance		$750,327	$683,117
Weighted average rate of note		3.36%	3.62%

September 30, 2021	Base	1.0% Adverse Rate Change	2.0% Adverse Rate Change
Constant prepayment rate	12.31%	24.63%	36.19%
Discount rate	8.00%	7.00%	6.00%
Fair value MSR	$13,080	$9,134	$6,894
Percentage of MSR	1.74%	1.22%	0.92%

December 31, 2020
Constant prepayment rate	13.05%	26.11%	38.97%
Discount rate	7.75%	6.75%	5.75%
Fair value MSR	$11,218	$7,455	$5,404
Percentage of MSR	1.64%	1.09%	0.79%

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

Commercial servicing rights
    The commercial servicing rights asset ("CSR") has a carrying value $1.3 million at both September 30, 2021 and December 31, 2020, and is included in other assets and carried at fair value on the Company's Consolidated Balance Sheets. Total commercial loans serviced for others were $267.9 million and $274.6 million at September 30, 2021 and December 31, 2020, respectively. Key assumptions used in measuring the fair value of the CSR as of September 30, 2021 and December 31, 2020 include a constant prepayment rate of 9.66% and a discount rate of 9.46%.

7. Leases

    The Company's lease commitments consist primarily of agreements to lease land and office facilities that it occupies to operate several of its retail branch locations that are classified as operating leases and are recognized on the balance sheet as right-of-use ("ROU") assets and lease liabilities. As of September 30, 2021, the Company has operating lease ROU assets of $11.4 million and operating lease liabilities of $11.3 million. As of December 31, 2020, the Company had operating lease ROU assets of $12.4 million and operating lease liabilities of $12.4 million. The Company did not have any agreements that are classified as finance leases as of September 30, 2021 or December 31, 2020.

    The following table presents additional information about the Company's operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Lease Cost
Operating lease cost(1)	$688	$710	$2,106	$2,111
Short term lease cost(1)	7	9	20	26
Total lease cost	$695	$719	$2,126	$2,137

Other information
Operating leases - operating cash flows			$1,970	$2,012
Weighted average lease term - operating leases, in years			10.55	10.85
Weighted average discount rate - operating leases			3.19%	3.30%
(1) Expenses are classified within occupancy expense on the Consolidated Statements of Income.

    The table below reconciles the remaining undiscounted cash flows for the next five years for each twelve-month period presented (unless otherwise indicated) and the total of the subsequent remaining years to the operating lease liabilities recorded on the balance sheet:

(In Thousands)	Operating Leases
2021 (Three months)	$644
2022	2,477
2023	2,068
2024	1,920
2025	1,817
Thereafter	4,926
Total minimum lease payments	$13,852
Less: amount of lease payment representing interest	(2,518)
Present value of future minimum lease payments	$11,334

8.  Derivatives
Derivatives swaps related to community banking activities
    The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution ("counterparty"). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a "well-capitalized" institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $8.3 million as of September 30, 2021 and $10.7 million as of December 31, 2020 in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements.
    The Company had interest rate swaps related to commercial loans with an aggregate notional amount of $224.0 million and $196.0 million at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, the notional amount of interest rate swaps is made up of 20 variable to fixed rate swaps to commercial loan customers totaling $112.0 million, and 20 fixed to variable rate swaps with a counterparty totaling $112.0 million. Changes in fair value from these 20 interest rate swaps offset each other in the first nine months of 2021. The Company recognized $195,000 and $726,000 in fee income related to interest rate swaps in the three-month periods ending September 30, 2021 and 2020, and $390,000 and $743,000 in fee income related to interest rate swaps in the nine-month periods ending September 30, 2021 and 2020, respectively. Interest rate swap income is recorded in other operating income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
    The Company has an interest rate swap to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Northrim Statutory Trust 2 at 3.72% through its maturity date. The floating rate that the dealer pays is equal to the three month LIBOR plus 1.37% which reprices quarterly on the payment date. This rate was 1.49% as of September 30, 2021. The Company pledged $2.9 million in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of September 30, 2021 and December 31, 2020. Changes in the fair value of this interest rate swap are reported in other comprehensive income on the Consolidated Statements of Income. The unrealized loss on this interest rate swap was $0.9 million as of September 30, 2021 and the unrealized loss was $1.7 million as of December 31, 2020.
Derivatives related to home mortgage banking activities
    The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as "interest rate lock commitments". The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. RML had commitments to originate mortgage loans held for sale totaling $169.4 million and $150.3 million at September 30, 2021 and December 31, 2020, respectively. Changes in the value of RML's interest rate derivatives are recorded in mortgage banking income on the Consolidated Statements of Income. None of these derivatives are designated as hedging instruments.

    The following table presents the fair value of derivatives not designated as hedging instruments at September 30, 2021 and December 31, 2020:

(In Thousands)	Asset Derivatives
		September 30, 2021	December 31, 2020
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$6,132	$7,387
Interest rate lock commitments	Other assets	3,248	4,034
Retail interest rate contracts	Other assets	126	—
Total		$9,506	$11,421

(In Thousands)	Liability Derivatives
		September 30, 2021	December 31, 2020
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$6,132	$7,387
Retail interest rate contracts	Other liabilities	—	880
Total		$6,132	$8,267
    The following table presents the net gains (losses) of derivatives not designated as hedging instruments for periods indicated below:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	Income Statement Location	2021	2020	2021	2020
Retail interest rate contracts	Mortgage banking income	($413)	($1,823)	$1,400	($6,525)
Interest rate lock commitments	Mortgage banking income	199	1,781	(802)	5,372
Total		($214)	($42)	$598	($1,153)
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

    The following table summarizes the derivatives that have a right of offset as of September 30, 2021 and December 31, 2020:

September 30, 2021				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$6,132	$—	$6,132	$—	$—	$6,132
Retail interest rate contracts	126	—	126	—	—	126

Liability Derivatives
Interest rate swaps	$6,132	$—	$6,132	$—	$6,132	$—

December 31, 2020				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$7,387	$—	$7,387	$—	$—	$7,387

Liability Derivatives
Interest rate swaps	$7,387	$—	$7,387	$—	$7,387	$—
Retail interest rate contracts	880	—	880	—	—	880

9.  Fair Value Measurements
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

Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2021, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Company has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.

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

    Estimated fair values as of the periods indicated are as follows:

	September 30, 2021		December 31, 2020
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$492,279	$492,279	$115,965	$115,965
Investment securities available for sale	121,787	121,787	58,865	58,865
Marketable equity securities	8,551	8,551	9,052	9,052

Level 2 inputs:
Investment securities available for sale	256,485	256,485	188,768	188,768
Investment in Federal Home Loan Bank stock	3,110	3,110	2,551	2,551
Loans held for sale	106,224	106,224	146,178	146,178
Accrued interest receivable	7,546	7,546	7,979	7,979
Interest rate swaps	6,132	6,132	7,387	7,387

Level 3 inputs:
Investment securities held to maturity	20,000	19,264	10,000	10,000
Loans	1,450,657	1,419,567	1,444,051	1,414,179
Purchased receivables, net	20,118	20,118	13,922	13,922
Interest rate lock commitments	3,248	3,248	4,034	4,034
Mortgage servicing rights	13,080	13,080	11,218	11,218
Commercial servicing rights	1,278	1,278	1,310	1,310

Financial liabilities:
Level 2 inputs:
Deposits	$2,296,541	$2,297,426	$1,824,981	$1,826,990
Borrowings	14,605	14,809	14,817	15,538
Accrued interest payable	129	129	65	65
Interest rate swaps	7,032	7,032	9,122	9,122
Retail interest rate contracts	—	—	880	880

Level 3 inputs:
Junior subordinated debentures	10,310	9,833	10,310	10,475

    The following table sets forth the balances as of the periods indicated of assets and liabilities measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$299,824	$102,014	$197,810	$—
Municipal securities	850	—	850	—
Corporate bonds	35,411	19,773	15,638	—
Collateralized loan obligations	43,037	—	43,037	—
Total available for sale securities	$379,122	$121,787	$257,335	$—
Marketable equity securities	$8,551	$8,551	$—	$—
Total marketable equity securities	$8,551	$8,551	$—	$—
Interest rate swaps	6,132	—	6,132	—
Interest rate lock commitments	3,248	—	—	3,248
Mortgage servicing rights	13,080	—	—	13,080
Commercial servicing rights	1,278	—	—	1,278
Retail interest rate contracts	126	—	126	—
Total other assets	$23,864	$—	$6,258	$17,606
Liabilities:
Interest rate swaps	$7,032	$—	$7,032	$—
Total other liabilities	$7,032	$—	$7,032	$—
December 31, 2020
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$174,601	$37,548	$137,053	$—
Municipal securities	856	—	856	—
Corporate bonds	30,492	21,317	9,175	—
Collateralized loan obligations	41,684	—	41,684	—
Total available for sale securities	$247,633	$58,865	$188,768	$—
Marketable equity securities	$9,052	$9,052	$—	$—
Total marketable securities	$9,052	$9,052	$—	$—
Interest rate swaps	7,387	—	7,387	—
Interest rate lock commitments	4,034	—	—	4,034
Mortgage servicing rights	11,218	—	—	11,218
Commercial servicing rights	1,310	—	—	1,310
Total other assets	$23,949	$—	$7,387	$16,562
Liabilities:
Interest rate swaps	$9,122	$—	$9,122	$—
Retail interest rate contracts	880	—	880	—
Total other liabilities	$10,002	$—	$10,002	$—

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine-month periods ended September 30, 2021 and 2020:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended September 30, 2021
Interest rate lock commitments	$3,044	($867)	$7,428	($6,357)	$3,248	$3,248
Mortgage servicing rights	12,835	(1,458)	1,703	—	13,080	—
Commercial servicing rights	1,292	(58)	44	—	1,278	—
Total	$17,171	($2,383)	$9,175	($6,357)	$17,606	$3,248
Three Months Ended September 30, 2020
Interest rate lock commitments	$4,653	($1,784)	$15,329	($11,679)	$6,519	$6,519
Mortgage servicing rights	10,721	(1,505)	1,373	—	10,589	—
Commercial servicing rights	1,162	(101)	225	—	1,286	—
Total	$16,536	($3,390)	$16,927	($11,679)	$18,394	$6,519

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Nine Months Ended September 30, 2021
Interest rate lock commitments	$4,034	($2,881)	$23,879	($21,784)	$3,248	$3,248
Mortgage servicing rights	11,218	(3,034)	4,896	—	13,080	—
Commercial servicing rights	1,310	(134)	102	—	1,278	—
Total	$16,562	($6,049)	$28,877	($21,784)	$17,606	$3,248
Nine Months Ended September 30, 2020
Interest rate lock commitments	$810	($4,923)	$40,441	($29,809)	$6,519	$6,519
Mortgage servicing rights	11,920	(4,363)	3,032	—	10,589	—
Commercial servicing rights	1,214	(180)	252	—	1,286	—
Total	$13,944	($9,466)	$43,725	($29,809)	$18,394	$6,519

    There were no changes in unrealized gains and losses for the three and nine-month periods ending September 30, 2021 and 2020 included in other comprehensive income for recurring Level 3 fair value measurements.

    As of and for the periods ending September 30, 2021 and December 31, 2020, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis.  For loans measured for impairment, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Loans measured for impairment	$4,282	$—	$—	$4,282
Total	$4,282	$—	$—	$4,282
December 31, 2020
Loans measured for impairment	$308	$—	$—	$308
Total	$308	$—	$—	$308

    The following table presents the (gains) losses resulting from nonrecurring fair value adjustments for the three and nine-month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Loans measured for impairment	($122)	$10	$650	$24
Total loss from nonrecurring measurements	($122)	$10	$650	$24

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
    The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at September 30, 2021 and December 31, 2020:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average Rate Range
September 30, 2021
Loans measured for impairment	In-house valuation of collateral	Discount rate	10% - 100%
Interest rate lock commitment	External pricing model	Pull through rate	92.46%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	9.93% - 14.02%
		Discount rate	8%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	7.38% - 9.94%
		Discount rate	9.46%
December 31, 2020
Loans measured for impairment	In-house valuation of collateral	Discount rate	30%
Interest rate lock commitment	External pricing model	Pull through rate	90.65%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	7.77% - 13.17%
		Discount rate	0.00% - 7.75%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	7.38% - 9.94%
		Discount rate	9.46%

10.  Segment Information
    The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of September 30, 2021, the Community Banking segment operated 17 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
    Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended September 30, 2021
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$20,541	$741	$21,282
Interest expense	813	37	850
Net interest income	19,728	704	20,432
Benefit for credit losses	(1,106)	—	(1,106)
Other operating income	2,765	9,893	12,658
Other operating expense	14,849	7,685	22,534
Income before provision for income taxes	8,750	2,912	11,662
Provision for income taxes	1,955	830	2,785
Net income	$6,795	$2,082	$8,877

	Three Months Ended September 30, 2020
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$18,821	$973	$19,794
Interest expense	1,433	67	1,500
Net interest income	17,388	906	18,294
Provision for credit losses	567	—	567
Other operating income	3,696	17,932	21,628
Other operating expense	14,353	9,153	23,506
Income before provision for income taxes	6,164	9,685	15,849
Provision for income taxes	1,249	2,745	3,994
Net income	$4,915	$6,940	$11,855

	Nine Months Ended September 30, 2021
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$59,816	$2,315	$62,131
Interest expense	2,886	128	3,014
Net interest income	56,930	2,187	59,117
Provision for credit losses	(3,021)	—	(3,021)
Other operating income	7,811	34,875	42,686
Other operating expense	43,064	23,133	66,197
Income before provision for income taxes	24,698	13,929	38,627
Provision for income taxes	5,257	3,967	9,224
Net income	$19,441	$9,962	$29,403

	Nine Months Ended September 30, 2020
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$53,818	$2,319	$56,137
Interest expense	4,520	176	4,696
Net interest income	49,298	2,143	51,441
Provision for credit losses	3,031	—	3,031
Other operating income	7,772	37,824	45,596
Other operating expense	42,078	22,889	64,967
Income before provision for income taxes	11,961	17,078	29,039
Provision for income taxes	1,391	4,860	6,251
Net income	$10,570	$12,218	$22,788

September 30, 2021
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$2,467,842	$142,104	$2,609,946
Loans held for sale	$—	$106,224	$106,224

December 31, 2020
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$1,935,871	$185,927	$2,121,798
Loans held for sale	$—	$146,178	$146,178

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
Note Regarding Forward Looking-Statements
This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, the strength of the local economy, and statements related to the expected or potential impact of the novel coronavirus ("COVID-19") pandemic and related responses of the government. All statements other than statements of historical fact, including statements regarding industry prospects, future results of operations or financial position and the expected or potential impact of COVID-19 and related responses of the government, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements, whether concerning COVID-19 and the government response related thereto or otherwise, are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the uncertainties relating to the impact of COVID-19 on the Company's credit quality, business, operations and employees; the availability and terms of funding from government sources related to COVID-19; the impact of the results of the recent U.S. elections on the regulatory landscape, natural resource extraction industries, capital markets, and the response to and management of the COVID-19 pandemic, including the effectiveness of previously-enacted fiscal stimulus from the federal government and a potential infrastructure bill; the timing of Paycheck Protection Program ("PPP") loan forgiveness; the impact of interest rates, inflation, supply-chain constraints, trade policies and tensions, including tariffs, and potential geopolitical instability; the general condition of, and changes in, the Alaska economy; our ability to maintain or expand our market share or net interest margin; our ability to maintain asset quality; our ability to implement our marketing and growth strategies; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report and Part I. Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, as well as in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that forward looking statements are made only as of the date of this report and that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.
    Critical Accounting Policies
    Our critical accounting policies are described in detail in Part II. Item 7, Management’s Discussion and Analysis, and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. As of January 1, 2021, the Company implemented ASU 2016-13, Financial Instruments - Credit Losses ("ASU 2016-13" or "CECL"), and due to the significance of the implementation, the following Allowance for Credit Losses Policy has been updated from the policies disclosed in our prior year financial statements. The Company's critical accounting policies also include valuation of goodwill and other intangible assets, the valuation of other real estate owned ("OREO"), and the valuation of mortgage servicing rights. There have been no other material changes to the valuation techniques or models, that affect our estimates during 2021.

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

Loans that do not share risk characteristics with other loans in the portfolio are individually evaluated for expected credit losses and are not included in the collective evaluation. Loans are identified for individual evaluation during regular credit reviews of the portfolio. A loan is generally identified for individual evaluation when management determines that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan for individual evaluation, we measure expected credit losses using DCF, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of DCF. The analysis of collateral dependent loans includes appraisals on loans secured by real property, management’s assessment of the current market, recent payment history and an evaluation of other sources of repayment.

Update on Economic Conditions
    The Alaska economy is slowly recovering in 2021 from the effect of the global pandemic. Management believes that rising oil prices, an improvement in tourism, and strong liquidity levels in the private sector from government stimulus programs have helped Alaska rebound from the economic lows seen in 2020. The housing market remains strong with average sales prices and the number of units sold up significantly, while home foreclosure and delinquency rates continue to improve. Rising prices are starting to stress affordability levels for homes and supply chain disruptions are expected to moderate construction activity in the short run.
The Alaska Department of Labor ("DOL") has released data through August of 2021. They report total payroll jobs in Alaska have grown by 13,600 compared to August of 2020. This is a total of 308,900 jobs or an improvement of 4.4% over the prior 12 months. Tourism related jobs were the hardest hit from travel restrictions and have also been the fastest to recover. According to the DOL, the Leisure and Hospitality sector added 5,600 jobs between August of 2020 and August of 2021, an increase of 19.9%. However, this is still 10,800 jobs less than August of 2019. Trade, Transport, and Utilities have added 14.3% more jobs than August of 2020 and Manufacturing, which is primarily seafood processing, is 11.3% higher over the last 12 months. Oil and Gas direct jobs continued to decline in the last 12 months, down 400 jobs compared to August of 2020 and down 3,300 jobs from August of 2019. Education and Health Care are the only private sector industries to surpass the August 2019 job levels in August of 2021 according to the DOL report.
Alaska’s revised Gross State Product (“GSP”) for 2020 was $49.8 billion, compared to $54.5 billion in 2019, according to the Federal Bureau of Economic Analysis ("BEA"). The national average for the second quarter was a 6.7% increase according to an October 1, 2021 BEA report.

Alaska’s seasonally adjusted personal income for the second quarter of 2021 was $47.7 billion compared to $48.5 billion for the second quarter of 2020, according to the BEA. There was a tremendous loss of jobs in 2020 that reduced wage earnings last year. This was more than compensated for by a significant amount of government transfer payments. Alaska, like the rest of the U.S., experienced a decline in government transfer payments in the second quarter of 2021. However, wage earnings are growing here and across the country as a recovery in jobs continues in 2021.

Alaska North Slope (“ANS”) crude oil began 2020 at $65.48 a barrel. Prices fell quickly at the beginning of 2020, responding to fears that COVID-19 would devastate the global economy and reduce the demand for travel. The low month was April of 2020, when ANS averaged $16.54 a barrel. However, by June of last year the oil markets stabilized and for the last six months of 2020 the average monthly price remained between $40.42 and $50.32. ANS prices continued to rise throughout 2021 and averaged over $70 a barrel in June, July and August. The monthly average for September has not yet been posted by the Alaska Department of Revenue, but the daily spot price was $82.94 on October 8, 2021.

Alaska’s home mortgage delinquency and foreclosure levels continue to be better than most of the nation. According to the Mortgage Bankers Association, Alaska’s foreclosure rate improved from 0.63% at the end of 2019 to 0.45% at the end of 2020. In the first quarter of 2021 the foreclosure rate improved slightly to 0.41% and again in the second quarter to 0.36%. The comparable national average rate was higher than Alaska at 0.51% in the second quarter of 2021. We believe that the foreclosure rates are somewhat misleading because the recently ended federal moratorium on foreclosure activity on occupied homes led to declining foreclosure numbers, even though job losses strained the economy and borrowers' ability to pay.

The Mortgage Bankers Association survey reported that the percentage of delinquent mortgage loans at the end of 2019 in Alaska was 2.9%. This increased to 6.2% at the end of 2020 after the effects of COVID-19 impacted jobs. In the first quarter of 2021 it improved to 5.4% in Alaska and again in the second quarter to 5.1%. According to the survey, the comparable delinquency rate for the entire country remains higher than Alaska at 5.5% in the second quarter of 2021.

According to the Alaska Multiple Listing Services, the average sales price of a single family home in Anchorage rose 5.8% in 2020 to $396,741. In the first nine months of 2021, the average sales price has increased 7.5% to $426,445. Average sales prices in the Matanuska Susitna Borough rose 9.9% in 2020 to $301,049, continuing a decade of consecutive price gains. In the first nine months of 2021 prices have risen 15.1% to $346,353. These two markets represent where the vast majority of the Bank’s residential lending activity occurs.

The number of units sold in Anchorage was up significantly in 2020 by 19.6%, climbing from 2,719 homes sold in 2019 to 3,251 last year, as reported by the Alaska Multiple Listing Services. The main difference was a record number of sales occurred in the last quarter of the year, when sales activity typically declines in the winter. The Matanuska Susitna Borough also had strong sales activity, up 9.7% in 2020 to 2,135 units sold compared to 1,946 in 2019. The Matanuska Susitna Borough also had stronger than normal sales in the second half of 2020. Through the third quarter of 2021 there have been 2,647 home sales in Anchorage, or 15.9% more than in the first nine months of 2020. The Matanuska Susitna Borough had 1,719 sales through the third quarter of 2021, an increase of 13.2% over the same time period in 2020.

We believe that the low interest rate environment has been a major factor. According to the Federal Reserve Bank of St. Louis, the average 30 year fixed rate mortgage in the U.S. hit an all-time record low last year. Rates began 2020 at 3.7% in the first week of January and fell one percent to 2.7% by the end of the year. Rates began to rise slightly in 2021 and finished the third quarter at 3%.

COVID-19 Issues:
•Industry Exposure: Northrim has identified various industries that may be adversely impacted by the COVID-19 pandemic and the volatility in oil prices that has occurred over the last 18 months. Though the industries affected may change through the progression of the pandemic, the following sectors for which the Company has exposure, as a percent of the total loan portfolio as of September 30, 2021 are being impacted: Healthcare (7%), Tourism (6%), Oil and Gas (4%), Aviation (non-tourism) (4%), Accommodations (4%), Retail (3%), Fishing (4%), and Restaurants (3%). The Company's exposure as a percent of the total loan portfolio excluding U.S. Small Business Administration ("SBA") PPP loans as of September 30, 2021 are: Healthcare (8%), Tourism (7%), Oil and Gas (5%), Aviation (non-tourism) (5%), Accommodations (4%), Retail (3%), Fishing (5%), and Restaurants (3%).

•Customer Accommodations: The Company has implemented several forms of assistance to help our customers in the event that they experience financial hardship as a result of COVID-19 in addition to our participation in PPP lending. The provisions of the CARES Act included an election to not apply the guidance on accounting for certain troubled debt restructurings related to COVID-19 and allow certain accommodations to borrowers. These accommodations include interest only and deferral options on loan payments, as well as the waiver of various fees related to loans, deposits and other services. The Company has elected to adopt these provisions of the CARES Act. The number of loans with modifications has decreased since December 31, 2020, with approximately 82% of the modifications at September 30, 2021, representing three relationships. The outstanding principal balance of loan modifications due to the impacts of COVID-19 for the periods indicated were as follows:

Loan Modifications due to COVID-19 as of September 30, 2021
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$49,888	$7,533	$57,421
Number of modifications	21	3	24

Loan Modifications due to COVID-19 as of December 31, 2020
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$43,379	$22,165	$65,544
Number of modifications	23	11	34
All 24 loan modifications totaling $57.4 million as of September 30, 2021, have entered into more than one modification.
•Branch Operations: As of September 30, 2021, branch operations have returned to pre-pandemic levels, while a number of customer and employee safety measures continue to be implemented.

•Remote Workers: As of September 30, 2021, approximately 51% of the Company's employees are working remotely either on a full- or part-time basis directly due to the pandemic caused by COVID-19. These employees primarily hold non-customer facing positions within the Company. Prior to the pandemic, less than 8% of the Company's employees worked remotely. The increase in the number of employees that work remotely has had no material impact on the Company's operations.

•Growth and Paycheck Protection Program:
•Over the last 18 months, Northrim funded a total of nearly 5,800 PPP loans totaling $612.6 million to both existing and new customers. Of this amount, 745 loans totaling $33 million were originated during the second quarter of 2021 and 2,125 loans totaling $204.0 million were originated during the first quarter of 2021, through the second round of PPP funding. No additional PPP loans were originated in the third quarter of 2021.
•As of September 30, 2021, PPP has resulted in 2,341 new customers totaling $68.0 million in non-PPP loans, and $125.6 million in new deposit balances.
•Management estimates that we funded approximately 24% of the number and 32% of the value of all Alaska PPP second round loans.
•As of September 30, 2021, Northrim customers had received forgiveness through the SBA on 3,439 PPP loans totaling $405.8 million, of which 1,118 PPP loans totaling $102.4 million were forgiven in the third quarter of 2021, and 617 PPP loans totaling $133 million were forgiven in the second quarter of 2021. Of the PPP loans forgiven in the third quarter of 2021, 578 loans totaling $35.2 million related to PPP round two.
•The Company initially utilized the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility ("PPPLF") to fund PPP loans, but paid back those funds in full during the second quarter of 2020 and has since funded the SBA PPP loans through core deposits and maturity of long-term investments.

Highlights and Summary of Performance - Third Quarter of 2021
The Company reported net income and diluted earnings per share of $8.9 million and $1.42, respectively, for the third quarter of 2021 compared to net income and diluted earnings per share of $11.9 million and $1.84, respectively, for the third quarter of 2020. The Company reported net income and diluted earnings per share of $29.4 million and $4.69, respectively, for the first nine months of 2021 compared to $22.8 million and $3.52, respectively, for the same period in 2020. The decrease in net income for the three-month period ending September 30, 2021 compared to the same period last year is primarily attributable to a decrease in net income in the Home Mortgage Lending segment, as a result of decreased production. The increase in net income for the nine-month period ending September 30, 2021 compared to the same period last year is attributable to increased net income in the Community Banking segment mostly due to fee income from PPP loans and a reduction in the ACL. This increase in the Community Banking segment was only partially offset by a decrease in net income in the Home Mortgage Lending segment, which resulted primarily from decreased production in the second and third quarters of 2021 compared to 2020.
•Total revenue in the third quarter of 2021, which includes net interest income plus other operating income, decreased 17% to $33.1 million from $39.9 million in the third quarter a year ago, primarily due to a $8.0 million decrease in mortgage banking income which was only partially offset by a $2.1 million increase in net interest income. Total revenue in the first nine months of 2021 increased 5% to $101.8 million from $97.0 million compared to the same period a year ago, primarily due to a $7.7 million increase in net interest income which was only partially offset by a $2.9 million decrease in mortgage banking income. The increases in net interest income in both periods in 2021 compared to the same periods in 2020 are mainly due to increased loan balances and fees on PPP loans.
•The Company booked a benefit for credit losses of $1.1 million for the three-month period ending September 30, 2021, compared to a provision of $567,000 in the same period in 2020. For the first nine months of 2021, the Company booked a benefit for credit losses of $3.0 million compared to a provision of $3.0 million in the same period in 2020. The provisions for both periods in 2021 were recorded using the CECL accounting standard and reflect expected lifetime credit losses on loans and off-balance sheet unfunded loan commitments. The decrease in the provision for credit losses in both periods of 2021 compared to the same periods in 2020 is primarily the result of improvement in economic assumptions used to estimate lifetime credit losses, which was only partially offset by increases in loan balances, net of government guarantees.
•The Company paid cash dividends of $0.38 per common share in the third quarter of 2021, up 9% from $0.35 in the third quarter of 2020.
•At September 30, 2021, the capital ratios of the Company and Northrim Bank (the "Bank") were well in excess of all regulatory requirements. During the third quarter of 2021, the Company repurchased 29,613 shares of its common stock under the previously announced share repurchase program with 221,988 shares remaining of the 313,000 authorized for repurchase.

Other financial measures are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Return on average assets, annualized	1.40%	2.31%	1.66%	1.62%
Return on average shareholders' equity, annualized	14.47%	22.10%	16.57%	14.58%
Dividend payout ratio	26.86%	18.95%	23.86%	29.22%
Credit Quality
Nonperforming assets: Nonperforming assets, net of government guarantees at September 30, 2021 decreased $180,000, or 1% to $16.1 million as compared to $16.3 million at December 31, 2020. OREO, net of government guarantees, decreased $1.4 million to $4.6 million at September 30, 2021 as compared to $6.0 million at December 31, 2020 due to the sale of one property in the second quarter of 2021 and one property in the third quarter of 2021, which was only partially offset by the addition of one OREO property in the first quarter of 2021. Nonperforming loans, net of government guarantees increased $1.4 million, or 14% to $11.5 million as of September 30, 2021 from $10 million as of December 31, 2020, primarily due to the addition of two relationships in the first three months of 2021 which were only partially offset by payoffs and pay downs in the second and third quarters of 2021. $9.3 million, or 82% of nonperforming assets at September 30, 2021, are nonaccrual loans related to six commercial relationships. While it is too early to determine the effect that the COVID-19 pandemic will ultimately have on our non-performing assets, significant increases may occur in subsequent quarters.

    The following table summarizes nonperforming asset activity for the three-month periods ending September 30, 2021 and 2020.

				Writedowns		Transfers to
(In Thousands)	Balance at June 30, 2021	Additions this quarter	Payments this quarter	/Charge-offs this quarter	Transfers to OREO	Performing Status this quarter	Sales this quarter	Balance at September 30, 2021
Nonperforming loans	$13,104	$—	($611)	$—	$—	$—	$—	$12,493
Nonperforming loans guaranteed by government	(1,096)	—	79	—	—	—	—	(1,017)
Nonperforming loans, net	12,008	—	(532)	—	—	—	—	11,476
Other real estate owned	7,073	—	—	—	—	—	(1,161)	5,912
Other real estate owned guaranteed
by government	(1,279)	—	—	—	—	—	—	(1,279)
Total nonperforming assets,
net of government guarantees	$17,802	$—	($532)	$—	$—	$—	($1,161)	$16,109

				Writedowns		Transfers to
(In Thousands)	Balance at June 30, 2020	Additions this quarter	Payments this quarter	/Charge-offs this quarter	Transfers to OREO/REPO	Performing Status this quarter	Sales this quarter	Balance at September 30, 2020
Nonperforming loans	$14,365	$386	($1,963)	($141)	$—	$—	$—	$12,647
Nonperforming loans guaranteed by government	(1,635)	—	35	—	—	—	—	(1,600)
Nonperforming loans, net	12,730	386	(1,928)	(141)	—	—	—	11,047
Other real estate owned	7,205	—	—	—	—	—	(243)	6,962
Repossessed assets	919	—	—	(140)	—	—	—	779
Nonperforming purchased receivables	1,226	—	(816)	—	—	—	—	410
Other real estate owned guaranteed
by government	(1,279)	—	—	—	—	—	—	(1,279)
Total nonperforming assets,
net of government guarantees	$20,801	$386	($2,744)	($281)	$—	$—	($243)	$17,919
Potential problem loans: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. These loans are closely monitored and their performance is reviewed by management on a regular basis. At September 30, 2021, management had identified potential problem loans of $4.7 million as compared to potential problem loans of $6.1 million at December 31, 2020. The decrease in potential problem loans from December 31, 2020 to September 30, 2021 is primarily the result of one $3.9 million relationship moving to nonaccrual as well as pay downs and credit risk upgrades to existing potential problem loans in the first nine months of 2021 which were only partially offset by additions to potential problem loans in the first nine months of 2021.
Troubled debt restructurings (“TDRs”): TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months. The Company had $2.4 million in loans classified as TDRs that were performing and $4.7 million in TDRs included in nonaccrual loans at September 30, 2021 for a total of approximately $7.0 million. There are $2.4 million in government guarantees associated with TDRs, resulting in total TDRs, net of government guarantees, of $4.6 million at September 30, 2021. At December 31, 2020 there were $832,000 in loans classified as TDRs, net of government guarantees that were performing and $4.5 million in TDRs included in nonaccrual loans for a total of $5.3 million. See Note 4 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.

RESULTS OF OPERATIONS
Income Statement
    Net Income
    Net income for the third quarter of 2021 decreased $3.0 million to $8.9 million as compared to $11.9 million for the same period in 2020. The decrease in net income is attributable to a $4.9 million decrease in net income in the Home Mortgage Lending segment, which is primarily due to lower production that was only partially offset by a $1.9 million increase in net income in the Community Banking segment. The increase in net income in the Community Banking segment in the three months ended September 30, 2021, as compared to the same period a year ago is primarily due an increase in net interest income from PPP fees and a decrease in the provision for credit losses, and these changes were only partially offset by an increase in the provision for income taxes.
Net income for the nine months of 2021 increased $6.6 million to $29.4 million as compared to $22.8 million for the same period in 2020. The increase in net income is attributable to a $8.9 million increase in net income in the Community Banking segment due an increase in net interest income from PPP fees and a decrease in the provision for credit losses, and similar to the third quarter comparison discussed above, these changes were only partially offset by an increase in the provision for income taxes. Net income in the Home Mortgage Lending segment decreased $2.3 million in the first nine months of 2021 as compared to the same period in 2020, primarily due to a decrease in production.
    Net Interest Income/Net Interest Margin
    Net interest income for the third quarter of 2021 increased $2.1 million, or 12%, to $20.4 million as compared to $18.3 million for the third quarter of 2020. Net interest margin decreased 45 basis points to 3.45% in the third quarter of 2021 as compared to 3.90% in the third quarter of 2020. Net interest income for the first nine months of 2021 increased $7.7 million, or 15%, to $59.1 million as compared to $51.4 million for the first nine months of 2020. Net interest margin decreased 45 basis points to 3.60% in the first nine months of 2021 as compared to 4.05% in the same period in 2020. The increase in net interest income in the third quarter and first nine-months of 2021 compared to the same periods of 2020 was primarily the result of higher average earning asset balances, an increase in loan fee income due in large part to full recognition of the deferred PPP loan fees upon loan forgiveness through the SBA, and reduced interest expense. During the three and nine-month periods ending September 30, 2021, Northrim received $102.4 million and $339.4 million, respectively, in loan forgiveness through the SBA compared to none in the same periods in 2020. Total net PPP fee income including accretion and full fee recognition upon loan forgiveness was $3.0 million and $8.9 million during the three and nine-month periods ending September 30, 2021, respectively, compared to $1.4 million and $2.7 million in the three and nine-month periods ending September 30, 2020. PPP fee income for 2020 included only fee accretion. As of September 30, 2021, there was $197,000 of net PPP fee income from round one remaining and $7.9 million remaining from round two for total net deferred fees on PPP loans of $8.1 million. The decrease in net interest margin in the third quarter and first nine months of 2021 as compared to the same periods a year ago was primarily the result of lower interest rates and a less favorable mix of earning assets due to significant increases in short-term investments, which is the lowest yielding type of earning asset for the Company. Changes in net interest margin in the three and nine-month periods ended September 30, 2021 as compared to the same period in the prior year are detailed below:

Three Months Ended September 30, 2021 vs. September 30, 2020
Nonaccrual interest adjustments	(0.07)%
Impact of SBA Paycheck Protection Program loans	0.61%
Interest rates and loan fees	(0.18)%
Volume and mix of interest-earning assets	(0.81)%
Change in net interest margin	(0.45)%

Nine Months Ended September 30, 2021 vs. September 30, 2020
Nonaccrual interest adjustments	(0.01)%
Impact of SBA Paycheck Protection Program loans	0.19%
Interest rates and loan fees	(0.33)%
Volume and mix of interest-earning assets	(0.30)%
Change in net interest margin	(0.45)%

Components of Net Interest Margin
The following table compares average balances and rates as well as margins on earning assets for the three-month periods ended September 30, 2021 and 2020:

(Dollars in Thousands)	Three Months Ended September 30,
					Interest income/
	Average Balances		Change		expense		Change		Average Yields/Costs
	2021	2020	$	%	2021	2020	$	%	2021	2020	Change
Loans[1,2]	$1,469,072	$1,465,839	$3,233	—%	$19,173	$17,734	$1,439	8%	5.18%	4.81%	0.37%
Loans held for sale	99,716	122,994	(23,278)	(19)%	727	957	(230)	(24)%	2.89%	3.10%	(0.21)%

Short-term investments[3]	390,004	60,504	329,500	545%	149	17	132	776%	0.15%	0.11%	0.04%
Long-term investments[4]	389,631	217,599	172,032	79%	1,233	1,086	147	14%	1.26%	1.99%	(0.73)%
Total investments	779,635	278,103	501,532	180%	1,382	1,103	279	25%	0.70%	1.58%	(0.88)%
Interest-earning assets	2,348,423	1,866,936	481,487	26%	21,282	19,794	1,488	8%	3.60%	4.22%	(0.62)%
Nonearning assets	170,317	172,853	(2,536)	(1)%
Total	$2,518,740	$2,039,789	$478,951	23%

Interest-bearing demand	$609,718	$409,758	$199,960	49%	$117	$156	($39)	(25)%	0.08%	0.15%	(0.07)%
Savings deposits	326,733	266,588	60,145	23%	122	168	(46)	(27)%	0.15%	0.25%	(0.10)%
Money market deposits	267,723	218,965	48,758	22%	97	153	(56)	(37)%	0.14%	0.28%	(0.14)%
Time deposits	176,287	181,882	(5,595)	(3)%	331	843	(512)	(61)%	0.74%	1.84%	(1.10)%
Total interest-bearing deposits	1,380,461	1,077,193	303,268	28%	667	1,320	(653)	(49)%	0.19%	0.49%	(0.30)%
Borrowings	24,962	23,574	1,388	6%	183	180	3	2%	2.91%	3.04%	(0.13)%
Total interest-bearing liabilities	1,405,423	1,100,767	304,656	28%	850	1,500	(650)	(43)%	0.24%	0.54%	(0.30)%
Demand deposits and other noninterest-bearing liabilities	869,864	725,585	144,279	20%
Equity	243,453	213,437	30,016	14%
Total	$2,518,740	$2,039,789	$478,951	23%
Net interest income					$20,432	$18,294	$2,138	12%
Net interest margin									3.45%	3.90%	(0.45)%
Average loans to average interest-earning assets	62.56%	78.52%
Average loans to average total deposits	66.55%	83.75%
Average non-interest deposits to average total deposits	37.46%	38.45%
Average interest-earning assets to average interest-bearing liabilities	167.10%	169.60%

1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $3.9 million and $2.2 million in the third quarter of 2021 and 2020, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $12.7 million and $13.9 million in the third quarter of 2021 and 2020, respectively.
3Consists of interest bearing deposits in other banks.
4Consists of investment in debt securities available for sale, equity securities, investment securities held to maturity, and investment in Federal Home Loan Bank stock.

    The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending September 30, 2021 and 2020. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Three Months Ended September 30, 2021 vs. 2020
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$513	$926	$1,439
Loans held for sale	(172)	(58)	(230)
Short-term investments	128	4	132
Long-term investments	737	(590)	147
Total interest income	$1,206	$282	$1,488

Interest Expense:
Interest-bearing deposits	$302	($955)	($653)
Borrowings	10	(7)	3
Total interest expense	$312	($962)	($650)

The following table compares average balances and rates as well as margins on earning assets for the nine-month periods ended September 30, 2021 and 2020:

(Dollars in Thousands)	Nine Months Ended September 30,
					Interest income/
	Average Balances		Change		expense		Change		Average Yields/Costs
	2021	2020	$	%	2021	2020	$	%	2021	2020	Change
Loans[1,2]	$1,501,139	$1,289,838	$211,301	16%	$56,015	$49,237	$6,778	14%	4.99%	5.10%	(0.11)%
Loans held for sale	108,455	95,050	13,405	14%	2,272	2,267	5	—%	2.80%	3.19%	(0.39)%

Short-term investments[3]	240,635	60,011	180,624	301%	248	284	(36)	(13)%	0.14%	0.63%	(0.49)%
Long-term investments[4]	347,888	252,594	95,294	38%	3,596	4,349	(753)	(17)%	1.38%	2.30%	(0.92)%
Total investments	588,523	312,605	275,918	88%	3,844	4,633	(789)	(17)%	0.87%	1.98%	(1.11)%
Interest-earning assets	2,198,117	1,697,493	500,624	29%	62,131	56,137	5,994	11%	3.78%	4.42%	(0.64)%
Nonearning assets	171,350	177,811	(6,461)	(4)%
Total	$2,369,467	$1,875,304	$494,163	26%

Interest-bearing demand	$547,734	$370,270	$177,464	48%	$362	$476	($114)	(24)%	0.09%	0.17%	(0.08)%
Savings deposits	318,761	247,605	71,156	29%	377	581	(204)	(35)%	0.16%	0.31%	(0.15)%
Money market deposits	256,729	213,201	43,528	20%	323	574	(251)	(44)%	0.17%	0.36%	(0.19)%
Time deposits	178,601	176,046	2,555	1%	1,433	2,504	(1,071)	(43)%	1.07%	1.90%	(0.83)%
Total interest-bearing deposits	1,301,825	1,007,122	294,703	29%	2,495	4,135	(1,640)	(40)%	0.26%	0.55%	(0.29)%
Borrowings	25,031	39,645	(14,614)	(37)%	519	561	(42)	(7)%	2.77%	1.89%	0.88%
Total interest-bearing liabilities	1,326,856	1,046,767	280,089	27%	3,014	4,696	(1,682)	(36)%	0.30%	0.60%	(0.30)%
Demand deposits and other noninterest-bearing liabilities	805,343	619,772	185,571	30%
Equity	237,268	208,765	28,503	14%
Total	$2,369,467	$1,875,304	$494,163	26%
Net interest income					$59,117	$51,441	$7,676	15%
Net interest margin									3.60%	4.05%	(0.45)%
Average loans to average interest-earning assets	68.29%	75.98%
Average loans to average total deposits	72.77%	81.79%
Average non-interest deposits to average total deposits	36.89%	36.14%
Average interest-earning assets to average interest-bearing liabilities	165.66%	162.17%
1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $11.5 million and $5.1 million in the first nine months of 2021 and 2020, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $12.3 million and $14.4 million in the first nine months of 2021 and 2020, respectively.
3Consists of interest bearing deposits in other banks.
4Consists of investment in debt securities available for sale, equity securities, investment securities held to maturity, and investment in Federal Home Loan Bank stock.

    The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the nine-month periods ending September 30, 2021 and 2020.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates:

(In Thousands)	Nine Months Ended September 30, 2021 vs. 2020
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Loans	$7,603	($825)	$6,778
Loans held for sale	35	(30)	5
Short-term investments	317	(353)	(36)
Long-term investments	1,554	(2,307)	(753)
Total interest income	$9,509	($3,515)	$5,994

Interest Expense:
Interest-bearing deposits	$979	($2,619)	($1,640)
Borrowings	(248)	206	(42)
Total interest expense	$731	($2,413)	($1,682)

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
The following table presents the major categories of credit loss expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Credit loss expense on loans held for investment	($762)	$567	($2,828)	$3,031
Credit loss expense on unfunded commitments	(344)	—	(193)	—
Credit loss expense on available for sale debt securities	—	—	—	—
Credit loss expense on held to maturity securities	—	—	—	—
Credit loss expense on purchased receivables	—	—	—	—
Total credit loss expense	($1,106)	$567	($3,021)	$3,031
As noted above, the provision for credit losses was recorded in accordance with CECL in 2021. The provision for credit losses in 2020, prior to adoption of CECL, was recorded under the incurred loss model. Despite the fact that a different methodology was used in the calculation of the provision for credit losses in 2021 versus 2020, in general the decrease in the provision for credit losses on loans for the three and nine-month periods ending September 30, 2021 as compared to the same periods in 2020 is primarily the result of improvement in economic assumptions used to estimate credit losses. The ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, as well as loan portfolio composition, quality, and duration.

    Other Operating Income
    Other operating income for the three-month period ended September 30, 2021, decreased $9.0 million, or 41%, to $12.7 million as compared to $21.6 million for the same period in 2020, primarily due to an $8.0 million decrease in mortgage banking income in the third quarter of 2021 compared to the same quarter in 2020. The decrease in mortgage banking income in the three-month period ended September 30, 2021 as compared to the same period in 2020 was primarily due to decreased refinance activity due to changes in the mortgage interest rates and decreased mortgages for home purchases. Additionally, there was a decrease in interest rate swap income and unrealized gain on marketable securities. These decreases were only partially offset by an increase in bankcard fees due to lower transaction volume in the third quarter of 2020 resulting from quarantine restrictions related to the COVID-19 pandemic and an increase in service charges on deposits due to customer accommodations related to the impacts of COVID-19 that lowered service changes on deposits in the third quarter of 2020.
Other operating income for the nine-month period ended September 30, 2021, decreased $2.9 million, or 6%, to $42.7 million as compared to $45.6 million for the same period in 2020, primarily due to a $2.9 million decrease in mortgage banking income in the first nine months of 2021 compared to the same period in 2020. The decrease in mortgage banking income in the nine-month period ended September 30, 2021 as compared to the same period in 2020 was primarily due to decreased refinance activity due to changes in the mortgage interest rates that was only partially offset by increased mortgages for home purchases. Additionally, there was a decrease in interest rate swap income due to fewer of these transactions and purchased receivable income decreased due to customers reportedly using PPP funds instead of selling receivables. These decreases were only partially offset by increases in bankcard fees and service charges on deposits due to the cessation of COVID-19 quarantine restrictions and higher transaction volume as compared to the same period in 2020, as well as an increase in unrealized gain on marketable securities in the first nine months of 2021 compared to 2020.
Other Operating Expense
    Other operating expense for the third quarter of 2021 decreased $972,000, or 4%, to $22.5 million as compared to $23.5 million for the same period in 2020 primarily due to lower salaries and other personnel expense related to mortgage banking operations, which fluctuate with production volumes. OREO expense, net of renal income and gains on sale also decreased in the third quarter of 2021 as compared to 2020 due to a gain on the sale of one OREO property in the third quarter of 2021. These decreases were only partially offset by an increase in data processing expense primarily related to increased customer and transaction volume.
Other operating expense for the first nine months of 2021 increased $1.2 million, or 2%, to $66.2 million from $65.0 million for the same period in 2020 primarily due to higher salaries and other personnel expense in the Community Banking segment due to salary increases and a higher accrual for profit sharing expense. Additionally, data processing and occupancy expenses increased in the first nine months of 2021 as compared to 2020 due to increased customer and transaction volume, miscellaneous repairs and maintenance, and tenant improvements at several of the Company's locations. These increases were only partially offset by lower salary and other personnel expense related to mortgage banking operations, which fluctuate with production volumes, and a decrease in OREO expense, net of renal income and gains on sale due to a gain on the sale of one OREO property noted above that occurred in the third quarter of 2021.
Income Taxes
    For the first nine months of 2021, Northrim recorded $9.2 million in state and federal income tax expense, for an effective tax rate of 23.9% compared to $6.3 million and 21.5% for the same period in 2020. Northrim recorded a higher effective tax rate for the first nine months of 2021 as compared to the same period in 2020 as a result of a decrease in tax credits and tax exempt interest income as a percentage of pre-tax income in 2021, as well as the reversal of a $454,000 accrual of tax expense in the second quarter of 2020. In the third quarter of 2021, Northrim recorded $2.8 million in state and federal income tax expense for an effective tax rate of 23.9%, compared to $4.0 million, or 25.2% in the third quarter of 2020. Northrim recorded a lower effective tax rate for the third quarter of 2021 as compared to the same period in 2020 as a result of an increase in tax credits and tax exempt interest income as a percentage of pre-tax income in 2021 as compared to 2020.

FINANCIAL CONDITION
    Balance Sheet Overview
Portfolio Investments
Portfolio investments, which include investment securities available for sale, investment securities held to maturity, and marketable equity securities, at September 30, 2021 increased 53%, or $141.0 million, to $407.7 million from $266.7 million at December 31, 2020 as proceeds from an increase in deposits that were not lent out were invested in the first nine months of 2021.
The table below details portfolio investment balances by portfolio investment type:

	September 30, 2021		December 31, 2020
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
	Balance	% of total	Balance	% of total
U.S. Treasury and government sponsored entities	$299,824	73.5%	$174,601	65.5%
Municipal securities	850	0.2%	856	0.3%
Corporate bonds	55,411	13.6%	40,492	15.2%
Collateralized loan obligations	43,037	10.6%	41,684	15.6%
Preferred stock	8,551	2.1%	9,052	3.4%
Total portfolio investments	$407,673		$266,685

Loans and Lending Activities
The following table presents the concentration distribution of the loan portfolio, net of deferred fees and costs, as of the dates indicated:

	September 30, 2021		December 31, 2020
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial & industrial loans	$504,305	34.7%	$612,254	42.2%
Commercial real estate:
Owner occupied properties	292,021	20.1%	233,320	16.2%
Non-owner occupied and multifamily properties	443,258	30.7%	392,452	27.2%
Residential real estate:
1-4 family residential properties secured by first liens	29,548	2.0%	33,415	2.3%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	18,749	1.3%	18,236	1.3%
1-4 family residential construction loans	36,386	2.5%	32,500	2.3%
Other construction, land development and raw land loans	73,313	5.1%	83,463	5.8%
Obligations of states and political subdivisions in the US	17,470	1.2%	15,318	1.1%
Agricultural production, including commercial fishing	27,573	1.9%	12,968	0.9%
Consumer loans	5,014	0.3%	5,734	0.4%
Other loans	3,020	0.2%	4,390	0.3%
Total loans	$1,450,657		$1,444,050

Loans increased by $6.6 million, or 0.5%, to $1.451 billion at September 30, 2021 from $1.444 billion at December 31, 2020, primarily as a result of increased commercial real estate loans. Commercial real estate loans increased $109.5 million, or 17% during the nine-month period ending September 30, 2021 as compared to December 31, 2020. As shown in the table above, 1-4 family residential construction loans, obligations of states and political subdivisions, and agriculture production, including commercial fishing also increased in the first nine months of 2021 while the remaining loan segments decreased slightly, as compared to year end 2020. Management believes that the significant outreach that the Company has done throughout the SBA PPP lending cycle to both existing customers and new PPP loan customers has contributed to growth in our market share for non-PPP lending relationships. PPP loans are included in commercial and industrial loans in the table above and totaled $203.4 million at September 30, 2021 and $304.6 million at December 31, 2020.
Information about loans directly exposed to the oil and gas industry

    The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $61.6 million, or approximately 4% of loans as of September 30, 2021 have direct exposure to the oil and gas industry as compared to $65.1 million, or approximately 4% of loans as of December 31, 2020. The Company's exposure as a percent of the total loan portfolio excluding SBA PPP loans as of September 30, 2021 was 5% and as of December 31, 2020 was 6%. The Company has no loans to oil producers or exploration companies as of September 30, 2021 or December 31, 2020, but the totals noted include a loan related to construction of an oil drilling rig. The balance of this loan was $3.9 million and $3.0 million at September 30, 2021 and December 31, 2020, respectively, and is classified as an Asset Quality Rating ("AQR") system pass loan in both periods. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $70.5 million and $63.5 million at September 30, 2021 and December 31, 2020, respectively. The portion of the Company's ACL that related to the loans with direct exposure to the oil and gas industry was estimated at $1.3 million as of September 30, 2021 and $1.2 million as of December 31, 2020.

    The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	September 30, 2021	December 31, 2020
Commercial & industrial loans	$42,201	$41,016
Commercial real estate:
Owner occupied properties	11,178	11,296
Non-owner occupied and multifamily properties	6,696	6,606
Consumer loans	—	2,256
Other loans	1,480	3,948
Total	$61,555	$65,122

Supplemental information about significant COVID-19 exposure on directly impacted industries
    At September 30, 2021, the Company had $99.8 million, or 7% of portfolio loans, in the healthcare sector, $83.4 million, or 6% of portfolio loans, in the tourism sector, $59.5 million, or 4% of portfolio loans, in the aviation (non-tourism) sector, $42.0 million, or 3% in the restaurant sector, $64.2 million, or 4% of portfolio loans, in the fishing sector, $40.2 million, or 3% of portfolio loans, in the retail sector, and $52.9 million, or 4% of portfolio loans, in the accommodations sector. At September 30, 2021, the Company had $99.8 million, or 8% of total loans excluding SBA PPP loans, in the healthcare sector, $83.4 million, or 7% of portfolio loans excluding SBA PPP loans, in the tourism sector, $59.5 million, or 5% of portfolio loans excluding SBA PPP loans, in the aviation (non-tourism) sector, $42.0 million, or 3% of total loans excluding SBA PPP loans in the restaurant sector, $64.2 million, or 5% of total loans excluding SBA PPP loans, in the fishing sector, $52.9 million, or 4% of total loans excluding SBA PPP loans in the accommodations sector, and $40.2 million, or 3% of total loans excluding SBA PPP loans, in retail loans.

The portion of the Company's ACL that related to the loans with exposure to these industries is estimated at the following amounts as of September 30, 2021:

(In Thousands)	Tourism	Aviation (non-tourism)	Healthcare	Retail	Fishing	Restaurant	Accommodations	Total
ACL	$897	$532	$1,084	$500	$576	$474	$568	$4,631

The following table sets forth information regarding changes in the ACL for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Balance at beginning of period	$14,539	$20,653	$21,136	$19,088
Cumulative effect of adoption of ASU 2016-13	—	—	(4,511)	—
Charge-offs:
Commercial & industrial loans	—	56	273	1,011
Commercial real estate:
Owner occupied properties	—	85	—	85
Other loans	—	—	—	14
Total charge-offs	—	141	273	1,110
Recoveries:
Commercial & industrial loans	23	600	235	629
Commercial real estate:
Owner occupied properties	2	—	6	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	9	3	29	23
Agricultural production, including commercial fishing	5	—	20	—
Consumer loans	—	1	2	16
Other loans	—	—	—	6
Total recoveries	39	604	292	674
Net, charge-offs	(39)	(463)	(19)	436
(Benefit) provision for credit losses	(762)	567	(2,828)	3,031
Balance at end of period	$13,816	$21,683	$13,816	$21,683
    The following table sets forth information regarding changes in the ACL for unfunded commitments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Balance at beginning of period	$1,567	$167	$187	$152
Cumulative effect of adoption of ASU 2016-13	—	—	1,229	—
Adjusted balance, beginning of period	1,567	167	1,416	152
(Benefit) provision for credit losses	(344)	12	(193)	27
Balance at end of period	$1,223	$179	$1,223	$179

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
Deposits
Deposits are the Company’s primary source of funds. Total deposits increased $471.6 million, or 26%, to $2.297 billion as of September 30, 2021 compared to $1.825 billion as of December 31, 2020. This increase is primarily due to funding PPP loans, but is also due to new customer relationships as a result of the Company's significant PPP efforts during the first nine months of 2021 and the last nine months of 2020. The following table summarizes the Company's composition of deposits as of the periods indicated:

	September 30, 2021		December 31, 2020
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$868,810	38%	$643,825	35%
Interest-bearing demand	644,035	28%	459,095	25%
Savings deposits	330,465	14%	308,725	17%
Money market deposits	278,529	12%	237,705	13%
Time deposits	174,702	8%	175,631	10%
Total deposits	$2,296,541		$1,824,981
The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 92% of total deposits at September 30, 2021 and 90% of total deposits at December 31, 2020.
    The only deposit category with stated maturity dates is certificates of deposit. At September 30, 2021, the Company had $174.7 million in certificates of deposit as compared to certificates of deposit of $175.6 million at December 31, 2020. At September 30, 2021, $101.2 million, or 58%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $175.6 million, or 73%, of total certificates of deposit at December 31, 2020. The aggregate amount of certificates of deposit in amounts of $100,000 and greater at September 30, 2021 and December 31, 2020, was $135.9 million and $133.3 million, respectively. The following table sets forth the amount outstanding of deposits in amounts of $100,000 and greater by time remaining until maturity and percentage of total deposits as of September 30, 2021:

	Time Certificates of Deposit
	of $100,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$22,111	16%
Over 3 through 6 months	20,202	15%
Over 6 through 12 months	37,551	28%
Over 12 months	56,075	41%
Total	$135,939	100%

There were no depositors with deposits representing 10% or more of total deposits at September 30, 2021 or December 31, 2020.

Borrowings
    FHLB: The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Bank’s assets. At September 30, 2021, our maximum borrowing line from the FHLB was $1.167 billion, approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. The Company has outstanding advances of $14.6 million as of September 30, 2021 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. These advances have original terms of either 18 or 20 years with 30 year amortization periods and fixed interest rates ranging from 1.23% to 3.25%.

    Federal Reserve Bank: The Federal Reserve Bank of San Francisco (the "Federal Reserve Bank") is holding $60.4 million of loans as collateral to secure advances made through the discount window on September 30, 2021. There were no discount window advances outstanding at September 30, 2021 or December 31, 2020, respectively.

    Other Short-term Borrowings: The Company is subject to provisions under Alaska state law, which generally limit the amount of outstanding debt to 35% of total assets or $907.6 million at September 30, 2021 and $736.0 million at December 31, 2020.

    At September 30, 2021 and December 31, 2020, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
    Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advances noted above as of September 30, 2021 or December 31, 2020.
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
The Company manages its liquidity through its Asset and Liability Committee. Our primary sources of funds are customer deposits and advances from the FHLB. These funds, together with loan repayments, loan sales, other borrowed funds, retained earnings, and equity are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations. The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers' demands that we advance funds against unfunded lending commitments. Our total unfunded commitments to fund loans and letters of credit at September 30, 2021 were $371.9 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. Additionally, as noted above, our total deposits at September 30, 2021 were $2.297 billion.
As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 "Financial Statements" of this report, net cash provided by operating activities was $75.3 million for the first nine months of 2021, primarily due to cash provided by proceeds from the sale of loans held for sale, which were only partially offset by cash used in connection with the origination of loans held for sale. Net cash used by investing activities was $160.0 million for the same period, primarily due to purchases of available for sale and held to maturity securities and increases in loans and purchased receivables. This use of cash was only partially offset by proceeds from the maturities and calls of securities available for sale. Net cash provided by financing activities in the same period was $461.0 million, primarily due to increases in deposits largely due to funding PPP loans that was done via deposit into customer accounts.
The sources by which we meet the liquidity needs of our customers are current assets and borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. As customers withdraw funds from deposit accounts that were obtained from the Company via PPP loans, the Company may need to borrow funds to meet an immediate liquidity need. At September 30, 2021, our funds available for borrowing under our existing lines of credit were $1.219 billion. The Company has not obtained any other new borrowing lines or other new sources of liquidity other than the PPPLF program resulting from anticipated liquidity challenges from COVID-19.

Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient to fund our ongoing operating activities and our anticipated capital requirements for at least 12 months.
The Company issued 17,308 shares of its common stock in the first nine months of 2021 and repurchased 91,012 shares of its common stock under the Company's previously announced repurchase program. The Company repurchased 29,613 shares of its common stock in the third quarter of 2021. At September 30, 2021, the Company had 6,177,300 shares of its common stock outstanding.
Capital Requirements and Ratios
    We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of September 30, 2021, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

    The table below illustrates the capital requirements in effect for the periods noted for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain capital ratios for the Bank in 2021, exceeding the FDIC’s requirements for the “well-capitalized” classification. The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering completed in the fourth quarter of 2005 is included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $10 million more in regulatory capital than the Bank at both September 30, 2021 and December 31, 2020, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

September 30, 2021
Total risk-based capital	8.00%	10.00%	15.00%	12.18%
Tier 1 risk-based capital	6.00%	8.00%	14.17%	11.34%
Common equity tier 1 capital	4.50%	6.50%	13.59%	11.36%
Leverage ratio	4.00%	5.00%	9.48%	7.57%
December 31, 2020
Total risk-based capital	8.00%	10.00%	15.46%	13.13%
Tier 1 risk-based capital	6.00%	8.00%	14.20%	11.88%
Common equity tier 1 capital	4.50%	6.50%	13.57%	11.89%
Leverage ratio	4.00%	5.00%	10.25%	8.55%

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

    Off-Balance Sheet Items
The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit, commitments to originate loans held for sale and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. We apply the same credit standards to these commitments as in all of our lending activities and include these commitments in our lending risk evaluations. As of September 30, 2021 and December 31, 2020, the Company’s commitments to extend credit and to provide letters of credit which are not reflected on its balance sheet amounted to $371.9 million and $377.4 million, respectively. Additionally, the Company had commitments to originate loans held for sale of $169.4 million and $150.3 million, as of September 30, 2021 and December 31, 2020, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements. The Company has established reserves of $1.2 million and $187,000 at September 30, 2021 and December 31, 2020 respectively, for losses related to these commitments that are recorded in other liabilities on the consolidated balance sheet.
Capital Expenditures and Commitments
The Company has capital commitments related to a branch remodel in Anchorage. At September 30, 2021 the Company considers these commitments to be immaterial.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Our assessment of market risk as of September 30, 2021 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of September 30, 2021, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Part I. Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as updated by the Company's periodic filings with the SEC. These risk factors have not changed materially as of September 30, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) The Company repurchased 29,613 shares of its common stock during the three-month period ending September 30, 2021.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Shares (or Unit)	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Plans or Programs	Maximum Number (1) (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
Month No. 1
July 1, 2021 - July 31, 2021	—	$—	—	251,601
Month No. 2
August 1, 2021 - August 31, 2021	2,347	$39.81	2,347	249,254
Month No. 3
September 1, 2021 - September 30, 2021	27,266	$40.71	27,266	221,988
Total	29,613	$40.64	29,613	221,988
    (1) In August 2004, the Company publicly announced its board of director's (the "Board") authorization to increase the stock in its repurchase program (the "Plan") by an additional 304,283, or 5%, of total shares outstanding. As a result, the total shares available under the Plan at that time increased to 385,855 shares. On June 8, 2007, the Company publicly announced the Board’s authorization to increase the stock in its repurchase program by an additional 305,029 shares, or 5% of total shares outstanding, bringing the total shares available and authorized for repurchase under the Plan at that time to 342,242 shares. In 2007, the Company repurchased shares, bringing the total shares available and authorized for repurchase under the Plan to 227,242 shares. In the third quarter of 2017, the Company repurchased 58,341 shares, bringing the total shares available and authorized for repurchase under the Plan to 168,901. In the fourth quarter of 2018, the Company repurchased 15,468 shares, bringing the total shares available and authorized for repurchase under the Plan to 153,433. In the first quarter of 2019, the Company repurchased 6,110 shares, bringing the total shares available and authorized for repurchase under the Plan to 147,323 as of March 31, 2019. In April 2019, the Company publicly announced its Board's authorization to increase the stock in the Plan by an additional 193,678, or approximately 3%, of total shares outstanding. As a result, the total shares available under the Plan at that time increased to 340,000 shares, or 5% of total shares outstanding. In the second quarter of 2019, the Company repurchased 149,373 shares, bringing the total shares available and authorized for repurchase under the Plan to 192,193 as of June 30, 2019. In the third quarter of 2019, the Company repurchased 192,193 shares, bringing the total shares available and authorized for repurchase under the Plan to zero as of September 30, 2019. On January 27, 2020, the Board authorized the repurchase of up to an additional 327,000 shares of its common stock. In the first quarter of 2020, the Company repurchased 192,709 shares, bringing the total number of shares available and authorized for repurchase under the Plan to 134,291. As of March 31, 2020, the Company had suspended all stock repurchasing activity. The Company resumed its stock repurchase program on August 28, 2020. In the third quarter of 2020, the Company repurchased 88,742 shares, bringing the total number of shares available and authorized for repurchase under the Plan to 45,549. In the fourth quarter of 2020, the Company repurchased 45,549 shares, bringing the total shares available and authorized for repurchase to zero as of December 31, 2020. On February 1, 2021, the Company publicly announced its Board's authorization to repurchase up to an additional 313,000 shares of its common stock. In the first quarter of 2021, the Company repurchased 61,399 shares, bringing the total shares available and authorized for repurchase under the Plan to 251,601. In the third quarter of 2021, the Company repurchased 29,613 shares, bringing the total shares available and authorized for repurchase under the Plan to 221,988.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
    Not applicable.

ITEM 5. OTHER INFORMATION
(a) Not applicable
(b) There have been no material changes to the procedures by which shareholders may nominate directors to the Company’s board of directors.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page for the Company's Quarterly Report on 10-Q for the quarter ended September 30, 2021 - formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NORTHRIM BANCORP, INC.

November 3, 2021	By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President, Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

November 3, 2021	By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)