Form 10-K
period 2021-12-31
NORTHRIM BANCORP INC
filed 2022-03-04
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K
(Mark One)
☑    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       ☐ Yes  ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $258,025,106.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  5,941,885 shares of Common Stock, $1.00 par value, as of March 4, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement on Schedule 14A, relating to the registrant’s annual meeting of shareholders to be held on May 26, 2022, are incorporated by reference into Part III of this Form 10-K.

PART I

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, which are not historical facts.  These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Northrim BanCorp Inc.’s style of banking, the strength of the local economy in which we operate, and statements related to the expected or potential impact of the novel coronavirus ("COVID-19") pandemic, including any variants of the COVID-19 virus, the timing, availability and efficacy of the COVID-19 vaccines in the jurisdictions in which the Company operates, and related responses of the government that have been, and may in the future be imposed in response to the pandemic. All statements other than statements of historical fact, including statements regarding industry prospects, future results of operations or financial position and the expected or potential impact of COVID-19 and related responses of the government that have been, and may in the future be imposed in response to the pandemic, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements, whether concerning COVID-19 and the government response related thereto or otherwise, are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the uncertainties relating to the impact of COVID-19 on the Company's credit quality, business, operations and employees; the availability and terms of funding from government sources related to COVID-19; the timing of Paycheck Protection Program ("PPP") loan forgiveness; the impact of government response that have been, and may in the future be imposed in response to the pandemic, including the effect of previously-enacted stimulus from the federal government; the impact of potential increases in interest rates, inflation, supply-chain constraints, and potential geopolitical instability; the general condition of, and changes in, the Alaska economy; our ability to maintain or expand our market share or net interest margin; the sufficiency of our allowance for loan losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to current expected credit losses accounting guidance; our ability to maintain asset quality; our ability to implement our marketing and growth strategies; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. In addition, there are risks inherent in the banking industry relating to collectability of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Item 1A. Risk Factors, and in our filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

ITEM 1.            BUSINESS
    In this document, please note that references to "we", "our", "us", or the "Company" mean Northrim BanCorp, Inc. and its subsidiaries, unless the context suggests otherwise.
General
    We are a publicly traded bank holding company headquartered in Anchorage, Alaska.  The Company’s common stock trades on the Nasdaq Global Select Stock Market (“NASDAQ”) under the symbol, “NRIM.”  The Company is regulated by the Board of Governors of the Federal Reserve System. We began banking operations in Anchorage in December 1990, and formed the Company as an Alaska corporation in connection with our reorganization into a holding company structure; that reorganization was completed effective December 31, 2001.  The Company has grown to be the third largest commercial bank in Alaska in terms of deposits, with $2.4 billion in total deposits and $2.7 billion in total assets at December 31, 2021.  Through our 17 banking branches and 11 mortgage origination offices, we are accessible to approximately 90% of the Alaskan population.

    The Company has three direct wholly-owned subsidiaries:
•Northrim Bank (the “Bank”), a state chartered, full-service commercial bank headquartered in Anchorage, Alaska.  The Bank is regulated by the Federal Deposit Insurance Corporation (the "FDIC") and the State of Alaska Department of Commerce, Community and Economic Development, Division of Banking, Securities and Corporations.  The Bank has 17 branch locations in Alaska; eight in Anchorage, one in Wasilla, two in Juneau, two in Fairbanks, one in Ketchikan, one in Sitka, one in Eagle River, and one in Soldotna.  Additionally, we have a loan production office in Kodiak. We operate in Washington State through Northrim Funding Services (“NFS”), a factoring business that the Bank started in 2004.  We offer a wide array of commercial and consumer loan and deposit products, investment products, and electronic banking services over the Internet;
•Northrim Investment Services Company (“NISC”) was formed in November 2002. Through NISC, we own 24% of the total outstanding equity interest in Pacific Wealth Advisors, LLC (“PWA”), an investment advisory, trust, and wealth management business located in Seattle, Washington. PWA is a holding company that owns Pacific Portfolio Consulting, LLC and Pacific Portfolio Trust Company;
•Northrim Statutory Trust 2 (“NST2”), an entity that we formed in December of 2005 to facilitate a trust preferred securities offering by the Company.
    The Bank has three direct wholly-owned subsidiaries:
•Northrim Capital Investments Co. (“NCIC”) is a wholly-owned subsidiary of the Bank, which holds a 100% interest in a residential mortgage holding company, Residential Mortgage Holding Company, LLC, the parent company of Residential Mortgage, LLC (collectively “RML”).  RML became a wholly-owned subsidiary of NCIC on December 1, 2014. Prior to that, the Company held a 23.5% interest in RML. RML holds a 30% investment in Homestate Mortgage, LLC. In March and December of 2005, NCIC purchased ownership interests totaling 50.1% in Northrim Benefits Group, LLC (“NBG”), an insurance brokerage company that focused on the sale and servicing of employee benefit plans. In August 2017, the Company sold all of its interest in the assets of NBG.
•Northrim Building, LLC (“NBL”) is a wholly-owned subsidiary of the Bank that owns and operates the Company’s main office facility at 3111 C Street in Anchorage.
•Northrim Building LO, LLC is a wholly-owned subsidiary of the Bank that owns and operates the Company’s community branch facility at 2270 E. 37th Avenue in Anchorage.
Segments
    The Company operates in two primary segments: Community Banking and Home Mortgage Lending. Measures of the revenues, profit or loss, and total assets for each of the Company's segments are included in Part II. Item 8. "Financial Statements and Supplementary Data" of this report, which is incorporated herein by reference.
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
    Our business strategy emphasizes commercial lending products and services through relationship banking with businesses and professional individuals.  Because of our relatively small size, our experienced senior management team can be more involved with serving customers and making credit decisions, all of which are made in Alaska, allowing us to compete more favorably with larger competitors for business lending relationships. Our business strategy also emphasizes the origination of a variety of home mortgage loan products, most of which we sell to the secondary market. We retain servicing for home mortgages that we originate and sell to the Alaska Housing Finance Corporation. We believe that there is opportunity to increase the Company’s loan portfolio, particularly in the commercial portion of the portfolio, in the Company’s current market areas through existing and new customers. We have targeted the acquisition of new customers in professional fields including physicians, dentists, accountants, and attorneys. In addition to lending products, in many cases commercial customers also require multiple deposit and affiliated services that add franchise value to the Company. We believe that these strategies will continue to benefit the Company in 2022, and we intend to continue to grow our balance sheet through increasing our market share.
    The Company’s business strategy also stresses the importance of customer deposit relationships to support its lending activities.  Our guiding principle is to serve our market areas by operating with a “Superior Customer First Service” philosophy, affording our customers the highest priority in all aspects of our operations.  We believe that our adherence to this philosophy has created a strong core deposit franchise that provides a stable, low cost funding source for expanded growth in all of our lending areas. We have devoted significant resources to future deposit product development, expansion of electronic services for both personal and business customers, and enhancement of the Company's information security related to providing these services.
    In addition to market share growth, a significant aspect of the Company’s business strategy is focused on managing the credit quality of our loan portfolio.  As the Company continues to grow, management is committed to allocating more resources to the credit management function of the Bank to provide enhanced financial analysis of our largest, most complex loan relationships to further develop our processes for analyzing and managing various concentrations of credit within the overall loan portfolio.  Continued success in maintaining the credit quality of our loan portfolio and managing our level of other real estate owned is a significant aspect of the Company’s strategy for attaining sustainable, long-term market growth to produce increased shareholder value.
Human Capital Resources
    We believe that we provide a high level of customer service. To achieve our objective of providing “Superior Customer First Service”, in managing its human capital resources, management emphasizes the hiring and retention of competent and highly motivated employees at all levels of the organization.  Management believes that a well-trained and highly motivated core of employees allows maximum personal contact with customers in order to understand and fulfill customer needs and preferences. This “Superior Customer First Service” philosophy is combined with our emphasis on personalized, local decision making.  The Company continues to enhance our company-wide employee training program which focuses on Northrim culture, "Superior Customer First Service", general sales skills, and various technical areas. All applicants and employees are treated with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability or protected veteran status. The Company complies with all applicable state and local laws governing nondiscrimination in employment in every location in which the Company operates.
The Company strives to continuously evaluate our human capital polices for improvement and alignment with current best practices. The Company recently added the Juneteenth National Independence Day and Indigenous People's Day to our lineup of paid holidays for employees. Additionally, effective January 1, 2022 the Company enhanced its paid parental leave program for employees following the birth of a child or the placement of a child in connection with an adoption.
Employee Profile
    We consider our relations with our employees to be highly satisfactory.  We had 451 full-time equivalent employees at December 31, 2021. None of our employees are covered by a collective bargaining agreement.  Of the 451 full-time equivalent employees, 321 were Community Banking employees and 130 were Home Mortgage Lending employees.
Among the Company's full-time equivalent employees as of December 31, 2021, 72% identify as women and 28% as men. Approximately 34% of the workforce identify as a member of a racial minority, 4% identify as individuals with a disability, and 2% identify as veterans. In executive and senior management positions, 56% identify as women and 44% as men as of December 31, 2021. Approximately 4% of those in executive and senior management positions identify as a member of a racial minority, 4% identify as individuals with a disability, and 4% identify as veterans.

Diversity, Equity, and Inclusion
We strive to ensure a respectful, diverse, and inclusive environment and experience for all of our employees. We support and cultivate an open and respectful environment where everyone can actively contribute, have equal access to opportunities and resources, be themselves, and realize their potential. This is reflected in our policies, which encourage individual values, strengths and protections to provide gender diversity and equality in the workplace and are reinforced through our annual anti-harassment training. As an Equal Opportunity Employer, we emphasize inclusion through hiring and compensation practices and consider a pool of diverse candidates for open positions and internal advancement opportunities and treat all our applicants with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability or protected veteran status. To address issues related to pay discrimination, we do not ask potential candidates about their current or previous compensation during the hiring process, and we incorporate equal and fair pay reviews into every employment compensation decision. Our annual Affirmative Action Plan continues to focus our diversity, equity, and inclusion efforts on increasing the number of veterans and persons with disabilities in our workforce.
Support of Human Capital in Response to COVID-19
COVID-19 acted as a catalyst for expanding workforce flexibility options at Northrim. We have increased the percentage of employees working remotely from less than 8% before the pandemic to approximately 50% of the Company's employees working remotely as of December 31, 2021 either on a full- or part-time basis, including employees that work remotely part-time and work in the office part-time, which we refer to as a "hybrid" work from home arrangement. However, these remote working schedules are no longer directly due to the COVID-19 pandemic. Like many other entities, the percentage of the Company's work force that works remotely in some fashion increased during the pandemic and is expected to stay approximately consistent with current levels in the future as the Company has adjusted to the new environment. We also offer our employees other flexible work options, such as variable work hours, condensed workweeks and part-time hours. There have been no material impacts to our operations due to the increase in these alternative working arrangements and we are pleased to provide our employees with more flexibility to accommodate their needs. In addition, Northrim provides for a strong work/life balance, including generous paid time off and paid parental leave.
The Company expanded tele-health and employee assistance program benefits to help employees manage their physical and emotional health during the pandemic. The Company's philosophy towards employee accommodations related to current and future consequences related to COVID-19 is to be as flexible as possible while balancing the Company's operational needs.
Throughout the pandemic, we have continued to follow all CDC approved COVID-19 safety measures to ensure the safety and wellness of our employees, customers and vendors. We provide employees paid time off to receive their COVID-19 vaccinations and recover from vaccination side effects that prevent them from working.
Products and Services
    Community Banking
    Lending Services: We have an emphasis on commercial and real estate lending.  Our loan products include short and medium-term commercial loans, commercial credit lines, construction and real estate loans, and consumer loans. We emphasize providing financial services to small and medium-sized businesses and to individuals.  These types of lending products have provided us with needed market opportunities and generally provide higher net interest margins compared to other types of lending such as consumer lending. However, they also involve greater risks, including greater exposure to changes in local economic conditions.
Additionally in 2021 and 2020, we originated a significant amount of Paycheck Protection Program ("PPP") loans. The Coronavirus Aid, Relief. and Economic Security ("CARES") Act established several new temporary U.S. Small Business Administration (“SBA”) loan programs to assist U.S. small businesses through the COVID-19 pandemic. One of the new loan programs is the PPP, an expansion of the SBA’s 7(a) loan program and the Economic Injury Disaster Loan Program. The American Rescue Plan Act of 2021 ("ARP Act") provided additional funding for the PPP. PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during this emergency. Eligible borrowers need to make a good faith certification that the uncertainty of current economic conditions make requesting assistance necessary to support ongoing operations. Pursuant to the provisions of Section 1106 of the CARES Act, borrowers may apply to the Bank for loan forgiveness of all or a portion of the loan, subject to certain eligibility requirements and conditions.
Our lending operations are guided by loan policies, approval procedures, and amount limitations. Our loan policies outline the basic policies and procedures by which lending operations are conducted. Generally, the policies address our desired loan types, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations, and compliance with laws and regulations. The policies are reviewed and approved annually by the board of directors of the Bank. Our Quality Assurance Department provides a detailed financial analysis of our largest, most complex loans. In addition, the Quality Assurance Department, along with the Chief Credit Officer of the Bank, have developed processes to analyze and manage various concentrations of credit within the overall loan portfolio. The Credit Administration Department monitors the procedures and processes for both the analysis and reporting of problem loans, and also develops strategies to resolve problem loans based on the facts and circumstances for each loan.  Finally, our Internal Audit Department also performs an independent review of each loan portfolio for compliance with loan policy, as well as a review of credit quality. The Internal Audit review follows the FDIC sampling guidelines, and a review of each portfolio is performed on an annual basis.
    Purchase of accounts receivable:  We provide short-term working capital to customers primarily in our Alaska markets as well as Washington, Oregon and some other states by purchasing their accounts receivable through NFS. Our purchased receivable activity is guided by policies that outline risk management, documentation, and approval limits.  In 2022, we expect NFS to continue to penetrate these markets and to continue to contribute to the Company’s profitability.
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
•IntraFi® Network Deposits℠ and business sweep;

•Consumer online banking, mobile app, and mobile deposit;
•Business online banking, business mobile app, and business mobile deposit; and
•Instantly issued debit cards for business and consumer accounts at account opening.
    Other Services: In addition to our traditional deposit and lending services, we offer our customers several convenience services:  Mobile Web and Text Banking, consumer online account opening, Personal Finance, Online Documents, Consumer Debit Cards, Business Debit Cards, My Rewards for consumer debit cards, retail lockbox services, card controls, Consumer Credit Cards, Business Credit Cards, Business Employee Purchase Cards, home equity advantage access cards, telebanking, and automated teller services.  Other services include personalized checks at account opening, overdraft protection from a savings account, commercial drive-up banking at many locations, automatic transfers and payments, People Pay (a peer-to-peer payment functionality), external transfers, Bill Pay, wire transfers, direct payroll deposit, electronic tax payments, Automated Clearing House origination and receipt, remote deposit capture, account reconciliation and positive pay, merchant services, cash management programs and sweep options to meet the needs of business customers, annuity products, and long term investment portfolios.
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
    Significant Business Concentrations:    No individual or single group of related accounts is considered material in relation to our total assets or total revenues, or to the total assets, deposits or revenues of the Bank, or in relation to our overall business. Based on classification by North American Industry Classification System ("NAICS"), there are no segments that exceed 10% of portfolio loans, except for real estate (see Note 5, Loans and Credit Quality, of the Notes to Consolidated Financial Statements included in Part II. Item 8 of this report for a breakout of real estate loans). In addition to its review of NAICS codes, the Company has also identified concentrations in various industries that may be adversely impacted by the COVID-19 pandemic and a decline in oil prices. We estimate that as of December 31, 2021 the Company had $117.0 million, or 8% of total loans, in the healthcare sector, $94.4 million, or 7% of portfolio loans, in the tourism sector, $63.6 million, or 4%, in the oil and gas sector, $59.6 million, or 4% of portfolio loans, in the aviation (non-tourism) sector, $55.8 million, or 4% of total loans in the fishing sector, $54.1 million, or 4% in the accommodations sector, and $46.6 million, or 3% in the restaurants and breweries sector and $31.9 million, or 2%, in retail loans. Additionally, approximately 33% of our loan portfolio at December 31, 2021 is attributable to 32 large borrowing relationships. Moreover, our business activities are currently focused primarily in the state of Alaska.  Consequently, our results of operations and financial condition are dependent upon the general trends in the Alaska economy and, in particular, the residential and commercial real estate markets in Anchorage, Juneau, Fairbanks, the Matanuska-Susitna Valley, Ketchikan, Sitka, and to a lesser extent, the Kenai Peninsula and Kodiak.
    Home Mortgage Lending
    Lending Services: The Company originates 1-4 family residential mortgages throughout Alaska most of which we sell to the secondary market. Residential mortgage choices include several products from the Alaska Housing Finance Corporation ("AHFC") including first-time homebuyer, veteran's and rural community programs; Federal Housing Authority, or "FHA" loans; Veterans Affairs, or "VA" loans; Jumbo loans; and various conventional mortgages. The Company retains servicing rights on loans sold to the Alaska Housing Finance Corporation since implementing a new loan servicing program in July 2015.
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
Recent Economic Developments
The Alaska economy showed broad improvements in 2021 as it rebounded from the pandemic lows of 2020. Management noted that a steady recovery of jobs in nearly every sector in 2021 resulted from improved independent tourism, rising oil prices, a strong housing market and consumer liquidity from government stimulus programs. We believe that the potential effects of rising interest rates, high inflation, and supply chain disruptions are the most pressing issues at the start of 2022.
The Alaska Department of Labor ("DOL") reports total payroll jobs in Alaska in December 2021 increased 2.7% or 8,000 jobs compared to December of 2020. Tourism related jobs were the hardest hit from travel restrictions and have also been the fastest to recover. According to the DOL, the Leisure and Hospitality sector improved 14% between December of 2020 and December of 2021. This is now only 4,500 jobs lower than the total of 31,400 jobs in this sector in December of 2019. Other major sectors showing improvement over the last 12 months include Oil & Gas (+9.8%); Trade, Transport, and Utilities (+3.1%); Construction (+2.8%); Financing Activities (+1.9%); Professional & Business Services (+0.8%) and Health Care (+0.8%). The Information sector was the only private sector to not show growth in 2021. It remained flat at 4,800 jobs at the end of 2020 and 2021. The Government sector was steady at 77,700 jobs. Based on the DOL report, gains in federal and local government employment offset declines in state government positions.
Alaska’s Gross State Product (“GSP”) seasonally adjusted at annualized rates for the third quarter of 2021 was $55.5 billion, compared to $49.7 billion in the third quarter of 2020, according to the Federal Bureau of Economic Analysis ("BEA")

in a report that was released December 23, 2021. Alaska’s GSP declined 0.6% in the third quarter of 2021 after increasing 1.8% in the second quarter of 2021.
Alaska’s seasonally adjusted personal income for the third quarter of 2021 was $48.5 billion compared to $46.0 billion seasonally adjusted at annualized rates in the third quarter of 2020, according to the BEA. Alaska’s personal income grew 2.4% in the third quarter of 2021, over the second quarter, primarily due to a $662 million increase in wage earnings. This resulted from inflationary pressure on salaries and an improvement in the total number of jobs. Wage gains more than offset the $413 million decrease in government transfer payments to Alaskans in the third quarter of 2021.
The price of Alaska North Slope crude oil began 2021 averaging $55.56 in January and climbed steadily throughout the year to a monthly average high of $84.36 a barrel in October. The monthly average for December 2021 was $76.02.
Alaska’s home mortgage delinquency and foreclosure levels continue to be better than most of the nation. According to the Mortgage Bankers Association, Alaska’s foreclosure rate improved from 0.63% at the end of 2019 to 0.45% at the end of 2020. The foreclosure rate continued to improve in each of the first three quarters of 2021 to 0.33% in the third quarter of 2021. The comparable national average rate was higher than Alaska at 0.46% in the third quarter of 2021. We believe that the foreclosure rates are somewhat misleading because the recently ended federal moratorium on foreclosure activity on occupied homes led to declining foreclosure numbers, even though job losses strained the economy and borrowers' ability to pay.
The Mortgage Bankers Association survey reported that the percentage of delinquent mortgage loans at the end of 2019 in Alaska was 2.9%. This increased to 6.2% at the end of 2020 after the effects of COVID-19 impacted jobs. In the first quarter of 2021 it improved to 5.4% in Alaska and again in the second quarter to 5.1%. The most recent data available is the third quarter of 2021, which improved to 4.77%. According to the survey, the comparable delinquency rate for the entire country remains higher than Alaska at 5.04% in the third quarter of 2021.
According to the Alaska Multiple Listing Services, the average sales price of a single family home in Anchorage rose 6.9% in 2021 to $424,266. Average sales prices in the Matanuska Susitna Borough rose 15.6% in 2021 to $347,962, continuing a decade of consecutive price gains. These two markets represent where the vast majority of the Bank’s residential lending activity occurs.
The number of housing units sold in Anchorage was up significantly in 2021 by 11%, following an increase of 19.6% in 2020, as reported by the Alaska Multiple Listing Services. The Matanuska Susitna Borough also had strong sales activity, up 11.5% in 2021 and 9.7% in 2020.
We believe that the low interest rate environment has been a major factor in the strength of the housing market. According to the Federal Reserve Bank of St. Louis, the average 30 year fixed rate mortgage in the U.S. hit an all-time record low in 2020. Rates began 2020 at 3.7% in the first week of January and fell one percent to 2.7% by the end of the year. Rates began to rise slightly in 2021 and finished the year at 3.11%.
A material portion of our loans at December 31, 2021, were secured by real estate located in greater Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast Alaska. In 2021, 36% of our revenue was derived from the residential housing market in the form of loan fees and interest on residential construction and land development loans and income from RML as compared to 45% and 31% in 2020 and 2019, respectively.  Real estate values generally are affected by economic and other conditions in the area where the real estate is located, fluctuations in interest rates, changes in tax and other laws, and other matters outside of our control. A decline in real estate values in the greater Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast Alaska areas could significantly reduce the value of the real estate collateral securing our real estate loans and could increase the likelihood of defaults under these loans.

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
    The oil industry plays a significant role in the economy of Alaska, but revenues for the State of Alaska are less dependent on the oil industry than they have been historically due to the implementation of a percent of market value ("POMV") concept that has balanced and created more certainty in state revenue streams. Part of the POMV concept creates an allocation of a portion of investment earnings to unrestricted revenue instead of restricted revenue. According to the State of Alaska Department of Revenue, approximately 5% of total state revenues of $29.8 billion in the fiscal year ending June 30, 2021 were generated through various taxes and royalties on the oil industry. Investment earnings were 66% of the total, and federal dollars were 26%. In the fiscal year ending June 30, 2020, approximately 20% of total state revenues of $8.7 billion were generated through various taxes and royalties on the oil industry while investment earnings and federal dollars accounted for 21% and 48%, respectively. In 2021 and 2020, investment earnings represented 65% and 66%, respectively, of unrestricted revenues. As of December 31, 2021, Alaska's Constitutional Budget Reserve was $1.1 billion and the Alaska Permanent Fund had a balance of $82 billion.  Investment revenue generated by the Alaska Permanent Fund is also used to pay an annual dividend to every eligible Alaskan citizen.
    Even though we believe that the implementation of the POMV concept is a positive for the state of Alaska's financial well-being, we anticipate that if oil prices drop to lower levels in the longer term it will be a concern for Alaska's long-term economic growth. However, we believe Alaska's economy is less sensitive to oil price volatility within a six- to twelve-month time frame than Alaska's state government budget. While state government revenue from oil royalties is immediately and directly impacted by a drop in oil prices, we believe that the large scale and nature of oil wells in Alaska are such that project commitments that currently exist will most likely not be disrupted by short-term price volatility.
    We believe our exposure to the tourism industry diversifies the Company's customer base in the long-term. We believe this helps mitigate the effect that a decline in natural resource industries, specifically the oil industry, in Alaska would have on the Company's operations. Southeast Alaska is the primary destination for cruise ships that visit Alaska. Based on the latest information from Rain Coast Data, approximately one million cruise ship tourists have visited Southeast Alaska annually in recent years and in 2019, this increased 7% to 1.2 million. However, in 2020, there was essentially no cruise ship activity and in 2021 there were approximately 116,000 cruise ship visitors in Alaska according to the State of Alaska Department of Labor and Workforce Development.. The decrease in 2020 and 2021 is primarily due to the COVID-19 pandemic. However, the State of Alaska Department of Labor and Workforce Development reported in its January 2022 issue of Alaska Economic Trends Magazine that the cruise industry expects 1.5 million cruise ship visitors in Alaska in 2022, which would be an all time high if ships reach capacity.

    Alaska’s residents are not subject to any state income or state sales taxes.  For over 30 years, Alaska residents have received annual distributions payable in October of each year from the Alaska Permanent Fund Corporation, which is supported by royalties from oil production.  The distribution was $1,114 per eligible resident in 2021 for an aggregate distribution of approximately $700 million. The Anchorage Economic Development Corporation estimates that, for most Anchorage households, distributions from the Alaska Permanent Fund Corporation exceed other Alaska taxes to which those households are subject.

Competition
    We operate in a highly competitive and concentrated banking environment.  We compete not only with other commercial banks, but also with many other financial competitors, including credit unions (including Alaska USA Federal Credit Union, one of the nation’s largest credit unions), finance companies, mortgage banks and brokers, securities firms, insurance companies, private lenders, and other financial intermediaries, many of which have a state-wide or regional presence, and in some cases, a national presence.  Many of our competitors have substantially greater resources and capital than we do and offer products and services that are not offered by us.  Our non-bank competitors also generally operate under fewer regulatory constraints, and in the case of credit unions, are not subject to income taxes.  We estimate that credit unions in Alaska have a 42% share of total deposits held in banks and credit unions in the state as of June 30, 2021.  Changes in credit union operating practices have effectively eliminated the “common bond” of membership requirement and liberalized their lending authority to include business and real estate loans on par with commercial banks.  The differences in resources and regulation may make it harder for us to compete profitably, to reduce the rates that we can earn on loans and investments, to increase the rates we must offer on deposits and other funds, and adversely affect our financial condition and earnings.
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
    Currently, there are seven commercial banks operating in Alaska.  At June 30, 2021, the date of the most recently available information, Northrim Bank had approximately a 13% share of the Alaska bank deposits, 18% in the Anchorage area, 20% in Juneau, 16% in Matanuska-Susitna, 13% in Sitka, 10% in Fairbanks, 6% in Ketchikan, and 7% in the Kenai Peninsula.
    The following table sets forth market share data for the banks and credit unions having a presence in Alaska as of June 30, 2021, the most recent date for which comparative deposit information is available.

Financial institution	Number of branches	Total deposits (in thousands)	Market share of total financial institution deposits	Market share of total bank deposits
Northrim Bank(1)	17	$2,178,080	8%	13.0%
Wells Fargo Bank Alaska(1)	40	7,529,724	26%	45.0%
First National Bank Alaska(1)	27	3,910,717	14%	23.4%
Key Bank(1)	12	1,531,444	5%	9.1%
First Bank(1)	9	686,502	2%	4.1%
Mt. McKinley Bank(1)	5	504,085	2%	3.0%
Denali State Bank(1)	5	407,560	1%	2.4%
Total bank branches	118	$16,748,112	58%	100%
Credit unions(2)	84	$12,021,865	42%	NA
Total financial institution branches	202	$28,769,977	100%	100%
 (1) FDIC Summary of Deposits as of June 30, 2021.
 (2) SNL Financial Deposit Market Share Summary as of June 30, 2021.

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
    Management intends to maintain capital ratios for the Bank in 2022 that exceed the FDIC’s requirements for the “well-capitalized” capital requirement classification.  The dividends that the Bank pays to the Company will be limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.
    The capital ratios for the Company exceed those for the Bank primarily because the trust preferred securities offering that the Company completed in the fourth quarter of 2005 is included in the Company’s capital for regulatory purposes, although it is accounted for as a liability in the Company's consolidated financial statements.  The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital (although the Company did contribute to the Bank a portion of the cash proceeds from the sale of those securities).  As a result, the Company has $10 million more in regulatory capital than the Bank at December 31, 2021 and 2020, respectively, which explains most of the difference in the capital ratios for the two entities.
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
In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting. However, the FRB did not join in that proposed rulemaking. In June 2020, the OCC issued its final CRA rule, effective October 1, 2020, while the FDIC did not finalize any revisions to its CRA rule. In September 2020, the FRB issued an Advance Notice of Proposed Rulemaking (“ANPR”) that invited public comment on an approach to modernize the regulations that implement the CRA by strengthening, clarifying, and tailoring them to reflect the current banking landscape and better meet the core purpose of the CRA.

The ANPR sought feedback on ways to evaluate how banks meet the needs of low- and moderate-income communities and address inequities in credit access. In December 2021, the OCC issued a final rule to rescind its June 2020 final rule in favor of working with other agencies to put forward a joint rule. We will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

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

On March 27, 2020, President Trump signed the CARES Act into law. The CARES Act established several new temporary SBA loan programs to assist U.S. small businesses through the COVID-19 pandemic. One of the new loan programs is the PPP, an expansion of the SBA’s 7(a) loan program and the Economic Injury Disaster Loan Program.

The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during this emergency. Eligible borrowers need to make a good faith certification that the uncertainty of current economic conditions make requesting assistance necessary to support ongoing operations. Pursuant to the provisions of Section 1106 of the CARES Act, borrowers may apply to the Bank for loan forgiveness of all or a portion of the loan, subject to certain eligibility requirements and conditions. On March 11, 2021, the ARP Act was enacted and, among others, provided additional funding for the PPP and an expansion of the program for the benefit of certain nonprofits.

The Bank is an SBA lender and began accepting applications under the PPP via its online application process on April 3, 2020. As of December 31, 2021, the Bank had 1,320 PPP loans totaling $122.7 million outstanding.

In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, regarding cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. If we fail to observe such regulatory guidance or standards, we could be subject to various regulatory sanctions, including financial penalties.

Recently, in November 2021, the federal banking agencies adopted a Final Rule, with compliance required by May 1, 2022, that requires banking organizations to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or that would impact the stability of the United States. State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations.

Risks and exposures related to cybersecurity attacks, including litigation and enforcement risks, are expected to be elevated for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

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
COVID-19 Pandemic Risk Factors

•The COVID-19 pandemic has materially impacted our business and financial results, and our business and financial results will likely continue to be adversely affected by the pandemic.

Interest Rate Risk Factor

•Changes in market interest rates could adversely impact the Company.

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
•Our business, financial condition and results of operations are subject to risk from changes in customer behavior.
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
•Our allowance for credit losses may be insufficient.
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

COVID-19 Pandemic Risks

The COVID-19 pandemic has materially impacted our business and financial results, and our business and financial results will likely continue to be adversely affected by the pandemic.

The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity and results of operations. The extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted and many of which are outside of our control, including the scope and duration of the pandemic, the emergence of new variants, the effectiveness of our pandemic response plans, the direct and indirect impact of the pandemic on our employees, customers, clients, counterparties and service providers, as well as other market participants, and actions taken, or that may yet be taken, or inaction, by governmental authorities and other third parties in response to the pandemic. Should the pandemic continue for a more extended period or worsen, we may face additional circumstances such as significant draws on credit lines should customers seek to increase liquidity. Furthermore, should the pandemic continue, we may experience increased rates of employee illness or unavailability, and may experience challenges recruiting new employees.

Any disruption to our ability to deliver financial products or services to, or interact with, our clients and customers could result in losses or increased operational costs, regulatory fines, penalties and other sanctions, or harm our reputation. We are also subject to litigation and reputational risk arising from our response to the COVID-19 pandemic. The length of the pandemic and the efficacy of the measures being put in place to address it are unknown as efforts to combat the virus have been complicated by viral variants and uneven access to, and acceptance and effectiveness of, vaccines globally. To the extent the pandemic adversely affects our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this report. See the section captioned “COVID-19 Issues” in Part II. Item 7 of this report for further discussion. In addition, the effects could have a material impact on our results of operations and heighten many of our known risks described in this Part I, Section 1A “Risk Factors”.

Interest Rate Risk

Changes in market interest rates could adversely impact the Company.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, inflationary trends, changes in government spending and debt issuances and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee (“FOMC”). Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities, and rates paid on deposits and borrowings. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. These impacts may negatively impact our ability to attract deposits, make loans, and achieve satisfactory interest rate spreads, which could adversely affect our financial condition or results of operations. In particular, increases in interest rates will likely reduce RML’s revenues by reducing the market for refinancings, as well as the demand for RML’s other residential loan products. Additionally, increases in interest rates may impact our borrowers' ability to make loan payments, particularly in our commercial loan portfolio.

Interest rates may be affected by many factors beyond our control, including general and economic conditions and the monetary and fiscal policies of various governmental and regulatory authorities. The FOMC announced its target to keep the federal funds rate near zero percent in January 2022. However, the FOMC also indicated that due to rising inflation it expects to raise interest rates in the near term. Market volatility in interest rates can be difficult to predict, as unexpected interest rate changes may result in a sudden impact while anticipated changes in interest rates generally impact the mortgage rate market prior to the actual rate change. Exposure to interest rate risk is managed by monitoring the repricing frequency of our rate-sensitive assets and rate-sensitive liabilities over any given period. Although we believe the current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates could potentially have an adverse effect on our business, financial condition and results of operations.

Operational, Strategic and Business Risks

    Current economic conditions in the State of Alaska pose challenges for us and could adversely affect our financial condition and results of operations.
    We are operating in an uncertain economic environment. The decrease in the price of oil which began in 2014 has led to a significant deficit in the budget for the State of Alaska, which was partially mitigated in 2018 by the implementation of a percent of market value approach allocating a portion of the Alaska Permanent Fund's investment earnings to help fund the state budget. However, we believe that this has addressed only part of Alaska's structural finance problem and this approach also increased Alaska's exposure to volatility in financial markets. In the longer term, relatively low oil prices are expected to negatively impact the overall economy in Alaska on a larger scale as we estimate that one third of the Alaskan economy is related to oil. Financial institutions continue to be affected by changing conditions in the real estate and financial markets, along with an arduous regulatory climate. Dramatic declines in the United States housing market from 2008 through 2012, with falling home prices and increasing foreclosures and unemployment, resulted in significant writedowns of asset values by financial institutions. While conditions have improved nationally, a return to a recessionary economy could result in financial stress on our borrowers that would adversely affect our financial condition and results of operations. Deteriorating conditions in the regional economies of Anchorage, Matanuska-Susitna Valley, Fairbanks, and the Southeast areas of Alaska served by the Company could drive losses beyond that which is provided for in our allowance for loan losses. We may also face the following risks in connection with events:

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
    Substantially all of our business is derived from the Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast areas of Alaska.  The majority of our lending has been with Alaska businesses and individuals. At December 31, 2021, approximately 9% of the Bank's loans are PPP loans which are 100% guaranteed by the SBA. Of the remaining loan portfolio, excluding PPP loans, approximately 75% of loans are secured by real estate and 1% are unsecured. Approximately 24% are for general commercial uses, including professional, retail, and small businesses, and are secured by non-real estate assets.  Repayment is expected from the borrowers’ cash flow or, secondarily, the collateral. Our exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value.  These areas rely primarily upon the natural resources industries, particularly oil production, as well as tourism and government and U.S. military spending for their economic success.  In particular, the oil industry plays a significant role in the Alaskan economy. We estimate that one third of Alaska's gross state product is currently derived from the oil industry.
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
The Company earns revenue from the residential mortgage lending activities primarily in the form of gains on the sale of mortgage loans that we originate and sell to the secondary market.  Residential mortgage lending in general has experienced substantial volatility in recent periods primarily due to changes in interest rates and other market forces beyond our control. Interest rate changes, such as rate increases implemented by the FRB, may result in lower rate locks and closed loan volume, which may adversely impact the earnings and results of operations of RML. In addition, an increase, as is currently expected, in interest rates may materially and adversely affect our future loan origination volume and margins.
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
Our business, financial condition and results of operations are subject to risk from changes in customer behavior.

Individual, economic, political, industry-specific conditions and other factors outside of our control, such as fuel prices, energy costs, real estate values, inflation, taxes or other factors that affect customer income levels, could alter anticipated customer behavior, including borrowing, repayment, investment and deposit practices. Such a change in these practices could materially adversely affect our ability to anticipate business needs and meet regulatory requirements. Further, difficult economic conditions may negatively affect consumer confidence levels. A decrease in consumer confidence levels would likely aggravate the adverse effects of these difficult market conditions on us, our customers and adversely affect our future loan origination volume and margins.

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
Our allowance for credit losses may be insufficient.

We maintain allowances for credit losses on loans, securities and off-balance sheet credit exposures. The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. As a result, the determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers and securities issuers; new information regarding existing loans, credit commitments and securities holdings; the continuation of the COVID-19 pandemic or other global pandemics; natural disasters and risks related to climate change; and identification of additional problem loans, ratings down-grades and other factors, both within and outside of our control, may require an increase in the allowances for credit losses on loans, securities and off-balance sheet credit exposures. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in credit loss expense or the recognition of further loan charge-offs, based on judgments different than those of management. Furthermore, if any charge-offs related to loans, securities or off-balance sheet credit exposures in future periods exceed our allowances for credit losses on loans, securities or off-balance sheet credit exposures, we will need to recognize additional credit loss expense to increase the applicable allowance. Any increase in the allowance for credit losses on loans, securities and/or off-balance sheet credit exposures will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our business, financial condition and results of operations.

    We have a significant concentration in real estate lending. A downturn in real estate within our markets would have a negative impact on our results of operations.
    Approximately 75% of the Bank’s loan portfolio, excluding PPP loans, at December 31, 2021 consisted of loans secured by commercial and residential real estate located in Alaska. Additionally, all of the Company's loans held for sale are secured by residential real estate. A slowdown in the residential sales cycle in our major markets and a constriction in the availability of mortgage financing, such as what occurred during the financial crisis in the United States housing market from 2008 through 2012, would negatively impact residential real estate sales, which would result in customers’ inability to repay loans.  This would result in an increase in our non-performing assets if more borrowers fail to perform according to loan terms and if we take possession of real estate properties. Additionally, if real estate values decline, the value of real estate collateral securing our loans could be significantly reduced.  If any of these effects continue or become more pronounced, loan losses will increase more than we expect and our financial condition and results of operations would be adversely impacted.
    Further, approximately 52% of the Bank’s loan portfolio at December 31, 2021 consisted of commercial real estate loans.   While our investments in these types of loans have not been as adversely impacted as residential construction and land development loans, there can be no assurance that the credit quality in these portfolios will remain stable.  Commercial construction and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers.  Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to significantly greater risk of loss compared to an adverse development with respect to a consumer loan.  The credit quality of these loans may deteriorate more than expected which may result in losses that exceed the estimates that are currently included in our loan loss allowance, which could adversely affect our financial condition and results of operations.
    Real estate values may decrease leading to additional and greater than anticipated loan charge-offs and valuation writedowns on our other real estate owned (“OREO”) properties.
    Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property.  We foreclose on and take title to the real estate serving as collateral for defaulted loans as part of our business. At December 31, 2021, the Bank held $5.6 million of OREO properties, most of which relate to a commercial real estate loan. Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties.  Our ability to sell OREO properties is affected by public perception that banks are inclined to accept large discounts from market value in order to quickly liquidate properties. Any decrease in market prices may lead to OREO writedowns, with a corresponding expense in our income statement. We evaluate OREO property values periodically and writedown the carrying value of the properties if the results of our evaluations require it. Further writedowns on OREO or an inability to sell OREO properties could have a material adverse effect on our results of operations and financial condition.
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
    During 2021, the Company repurchased 279,276 shares of common stock at an average price of $41.30 per share under its previously announced share repurchase program. On January 28, 2022, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 300,000 shares of common stock. The Company also paid cash dividends of $1.50 per diluted share in 2021. On February 24, 2022, the Board of Directors approved payment of a $0.41 per share dividend on the Company’s outstanding shares.
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
    We will be dependent for the foreseeable future on the services of Joseph M. Schierhorn, our Chairman of the Board, President, Chief Executive Officer, and Chief Operating Officer of the Company; and Jed W. Ballard, our Executive Vice President and Chief Financial Officer. While we maintain keyman life insurance on the lives of Messrs. Schierhorn and Ballard in the amounts of $2.4 million and $2 million, respectively, we may not be able to timely replace Mr. Schierhorn or Mr. Ballard with a person of comparable ability and experience should the need to do so arise, causing losses in excess of the insurance proceeds. The unexpected loss of key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings.
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
    Our ability to borrow could be impaired by factors that are not specific to us or our region, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry and unstable credit markets. Our access to deposits may also be negatively impacted by, among other factors, continued periods of low interest rates and increased competition for deposits, including from new financial technology competitors.
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
    Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The FRB has, and is likely to continue to have, an important impact on the operating results of depository institutions through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The FRB affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. The FOMC announced its target to keep the federal funds rate near zero percent in January 2022. However, the FOMC also indicated that due to rising inflation it expects to raise interest rates in the near term. While we expect the FRB to raise short-term interest rates in 2022, we cannot predict the nature or impact of future changes in monetary and fiscal policies.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS
    None.

ITEM 2.            PROPERTIES
    The following sets forth information about our Community Banking branch locations:

Locations	Type	Leased/Owned
Midtown Financial Center: Northrim Headquarters 3111 C Street, Anchorage, AK	Traditional	Land partially leased, partially owned, building owned
SouthSide Financial Center 8730 Old Seward Highway, Anchorage, AK	Traditional	Land leased, building owned
Lake Otis Community Branch 2270 East 37th Avenue, Anchorage, AK	Traditional	Land leased, building owned
Huffman Branch 1501 East Huffman Road, Anchorage, AK	In-store	Leased
Jewel Lake Branch 4000 W. Dimond Boulevard, Suite No. 02, Anchorage, AK	Traditional	Leased
Seventh Avenue Branch 517 West Seventh Avenue, Suite 300, Anchorage, AK	Traditional	Leased
Eastside Community Branch 7905 Creekside Center Drive, Suite 100, Anchorage, AK	Traditional	Leased
West Anchorage Branch 2709 Spenard Road, Anchorage, AK	Traditional	Owned
Eagle River Branch 12812 Old Glenn Highway, Suite C03, Eagle River, AK	Traditional	Leased
Fairbanks Financial Center 360 Merhar Avenue, Fairbanks, AK	Traditional	Owned
Wasilla Financial Center 850 E. USA Circle, Suite A, Wasilla, AK	Traditional	Owned
Soldotna Financial Center 44384 Sterling Highway, Suite 101, Soldotna, AK	Traditional	Leased
Juneau Financial Center 2094 Jordan Avenue, Juneau, AK	Traditional	Leased
Juneau Downtown Branch 301 North Franklin Street, Juneau, AK	Traditional	Leased
Sitka Financial Center 315 Lincoln Street, Suite 206, Sitka, AK	Traditional	Leased
Ketchikan Financial Center 2491 Tongass Avenue, Ketchikan, AK	Traditional	Owned
Kodiak Loan Production Office 2011 Mill Bay Road, #1, Kodiak, AK	Loan Production	Leased
Fairbanks West Community Branch 3637 Airport Way, Suite 110, Fairbanks, AK	Traditional	Leased

    The following sets forth information about our Home Mortgage Lending branch locations, operated by RML:

Locations	Leased/Owned
Main Office at Calais 100 Calais Drive, Anchorage, AK	Leased
ReMax/Dynamic Office 3350 Midtown Place, Suite 101, Anchorage, AK	Leased
Midtown Office 101 W. Benson Boulevard, #201, Anchorage, AK	Leased
Eagle River Office 12812 Old Glenn Highway, Suite C-4, Eagle River, AK	Leased
Fairbanks Office 324 Old Steese Highway, Suite 7, Fairbanks, AK	Leased
Fairbanks Office 711 Gaffney Road, Suite 201, Fairbanks, AK	Leased
Juneau Office 8800 Glacier Highway, #232, Juneau, AK	Leased
Kodiak Office 2011 Mill Bay Road, #1, Kodiak, AK	Leased
Soldotna Office 44384 Sterling Highway, Suite 102, Soldotna, AK	Leased
Wasilla Remax Dynamic Branch 892 E USA Circle, Suite 105, Wasilla, AK	Leased
Wasilla Northrim Branch 850 E USA Circle, Suite B, Wasilla, AK	Leased

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

PART II
ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
    Our common stock trades on the NASDAQ Global Select Stock Market under the symbol, “NRIM.” At March 4, 2022, the number of shareholders of record of our common stock was 218. As many of our shares of common stock are held of record in "street name" by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
Repurchase of Securities
    At December 31, 2021, there were 33,724 shares available under the previously announced stock repurchase program. The Company repurchased 279,276 shares in 2021 and 327,000 shares in 2020. On January 28, 2022, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 300,000 shares of common stock. The Company intends to continue to repurchase its stock from time to time depending upon market conditions, but we can make no assurances that we will continue this program.
The Company repurchased 188,264 shares of its common stock during the three-month period ending December 31, 2021.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Shares (or Unit)	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Plans or Programs	Maximum Number (1) (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
Month No. 1
October 1, 2021 - October 31, 2021	35,810	$44.24	35,810	186,178
Month No. 2
November 1, 2021 - November 30, 2021	20,189	$44.58	20,189	165,989
Month No. 3
December 1, 2021 - December 31, 2021	132,265	$42.60	132,265	33,724
Total	188,264	$43.12	188,264	33,724
Equity Compensation Plan Information
    The following table sets forth information regarding securities authorized for issuance under the Company’s equity plans as of December 31, 2021. Additional information regarding the Company’s equity plans is presented in Note 22 of the Notes to Consolidated Financial Statements included in Part II. Item 8 of this report.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders[1]	193,034	$23.77	170,905
Total	193,034	$23.77	170,905
[1]Consists of the Company's 2020 Stock Incentive Plan, which replaced the 2017 Stock Incentive Plan (the "2017 Plan")

    We do not have any equity compensation plans that have not been approved by our shareholders.

Stock Performance Graph
    The graph shown below depicts the total return to shareholders during the period beginning after December 31, 2016, and ending December 31, 2021.  The definition of total return includes appreciation in market value of the stock, as well as the actual cash and stock dividends paid to shareholders.  The comparable indices utilized are the Russell 3000 Index, representing approximately 98% of the U.S. equity market, and the S&P U.S. Small Cap Banks Index, comprised of publicly traded banks with a market capitalization between $750 million to $3.3 billion, which are located in the United States.  The graph assumes that the value of the investment in the Company’s common stock and each of the two indices was $100 on December 31, 2016, and that all dividends were reinvested.

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Northrim BanCorp, Inc.	100.00	110.12	109.83	132.45	122.95	162.87
Russell 3000	100.00	121.13	114.78	150.39	181.8	228.45
S&P U.S. SmallCap Banks	100.00	104.33	87.06	109.22	99.19	138.09

ITEM 6.        [RESERVED]

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    We have prepared this Management's Discussion and Analysis as an aid to understanding our financial results. It highlights key information as determined by management but may not contain all of the information that is important to you. It should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in Part II. Item 8 of this report. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II. Item 7 of our Annual Report on Form 10-K for fiscal year ended December 31, 2020.
    This annual report contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated in forward-looking statements.  See “Cautionary Note Regarding Forward-Looking Statements.”

Executive Overview
    Net income attributable to the Company increased 14% to $37.5 million or $6.00 per diluted share for the year ended December 31, 2021, from $32.9 million, or $5.11 per diluted share, for the year ended December 31, 2020. The increase in net income is the result of an $11.6 million increase in net income in the Community Banking segment, which was only partially offset by a $7.0 million decrease in net income in the Home Mortgage Lending segment.

Highlights for the year ended December 31, 2021 are as follows:
•Net income in the Community Banking segment increased 74% or $11.6 million, to $27.2 million in 2021 as compared to 2020. This increase was primarily the result of the following:
◦Interest and fee income on PPP loans increased $7.3 million to $15.4 million in 2021 from $8.1 million in 2020. Interest income on PPP loans was $2.9 million and $2.5 million in 2021 and 2020, respectively. Loan fee income on PPP loans was $12.5 million and $5.6 million in 2021 and 2020, respectively. Loan fee income on PPP loans is largely made up of fees fully recognized upon loan forgiveness from the SBA. In 2021, $426.3 million PPP loans were forgiven compared to $65.1 million in 2020. As of December 31, 2021, there is $4.5 million in deferred PPP loan fees, net of deferred costs, remaining to be recognized. Management expects the majority of the remaining deferred fees to be recognized in 2022.
◦The provision for credit losses decreased in 2021 to a benefit of $4.1 million from a provision of $2.4 million in 2020. As of January 1, 2021, the Company implemented ASU 2016-13, Financial Instruments - Credit Losses ("ASU 2016-13" or "CECL"). The provision for 2021 was recorded using the CECL methodology and reflects expected lifetime credit losses on loans and off-balance sheet unfunded loan commitments. The decrease in the provision for credit losses in 2021 compared to 2020 is primarily the result of improvement in economic assumptions used to estimate lifetime credit losses, which have improved but are not yet at pre-pandemic levels. Our nonperforming loans, net of government guarantees, increased to $10.7 million at the end of 2021 compared to $10.0 million at the end of 2020, while total adversely classified loans, net of government guarantees at December 31, 2021 increased to $13.7 million from $12.8 million at December 31, 2020. The Allowance for Credit Losses ("ACL") totaled 0.83% of total portfolio loans at December 31, 2021, compared to 1.46% at December 31, 2020.  The ACL compared to nonperforming loans, net of government guarantees, was 110% at December 31, 2021 compared to 210% at the end of 2020.
◦Interest expense decreased $2.3 million to $3.8 million in 2021 from $6.1 million in 2020 due to lower interest rates.
◦The changes above where partially offset by a $3.8 million increase in tax expense in the Community Banking segment in 2021 primarily due to higher taxable income in 2021 compared to 2020.
•Net income in the Home Mortgage Lending segment decreased 40%, or $7.0 million, to $10.3 million in 2021 from $17.3 million in 2020 primarily due to a decrease in production volume to $1.118 billion in 2021 from $1.295 billion in 2020, as well as a $3.7 million decrease in the change in fair value of the interest rate lock commitments as the loan pipeline decreased at December 31, 2021 compared to December 31, 2020.

•The net interest margin decreased to 3.58% in 2021 from 4.02% in 2020 mostly due to a decrease in average yields on interest earning assets to 3.74% in 2021 compared to 4.36% in 2020 as a result of lower interest rates. Additionally, the mix of earning assets, specifically an increase in interest-bearing cash, also contributed to the decrease in the net interest margin in 2021 as compared to the prior year.
•The Company continued to maintain strong capital ratios with Tier 1 Capital to Risk Adjusted Assets of 14.08% at December 31, 2021 as compared to 14.20% at December 31, 2020.
•The aggregate cash dividends paid by the Company in 2021 rose 6% to $9.4 million from $8.8 million paid in 2020.
•The Company repurchased 279,276 shares of its common stock in 2021 at an average price of $41.30 per share.
COVID-19 Issues:
•Industry Exposure: Northrim has identified various industries that may be adversely impacted by the COVID-19 pandemic and the volatility in oil prices that has occurred over the last year and a half, though oil prices have rebounded recently. Though the industries affected may change through the progression of the pandemic, the following sectors for which the Company has exposure, as a percent of the total loan portfolio as of December 31, 2021 are being impacted: Healthcare (8%), Tourism (7%), Oil and Gas (4%), Aviation (non-tourism) (4%), Accommodations (4%), Fishing (4%), Restaurants and Breweries (3%) and Retail (2%). The portion of the Company's Allowance that related to the loans with exposure to these industries is estimated at the following amounts as of December 31, 2021:

(In Thousands)	Tourism	Aviation (non-tourism)	Healthcare	Retail	Restaurants and Breweries	Fishing	Accommodations	Total
Allowance	$896	$565	$1,257	$332	$486	$432	$507	$4,475

•Customer Accommodations: The Company has implemented assistance to help customers experiencing financial challenges as a result of COVID-19 in addition to our participation in PPP lending. The provisions of the CARES Act included an election to not apply the guidance on accounting for certain troubled debt restructurings ("TDR") related to COVID-19 and allow certain accommodations to borrowers. These accommodations include interest only and deferral options on loan payments, as well as the waiver of various fees related to loans, deposits and other services. The Company has elected to adopt these provisions of the CARES Act. The outstanding principal balance of loan modifications due to the economic impacts of COVID-19 for the periods below were as follows:

Loan Modifications due to COVID-19 as of December 31, 2021
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$49,219	$31	$49,250
Number of modifications	16	1	17

Loan Modifications due to COVID-19 as of December 31, 2020
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$43,379	$22,165	$65,544
Number of modifications	23	11	34
All 17 loan modifications as of December 31, 2021, have entered into more than one modification.
•Branch Operations: All branches have returned to pre-pandemic levels, while a number of customer and employee safety measure continue to be implemented.

•Growth and Paycheck Protection Program:
•Over the last two years, Northrim funded a total of nearly 5,800 PPP loans totaling $612.6 million to both existing and new customers.
•Management estimates that Northrim funded approximately 24% of the number and 32% of the value of all Alaska PPP second round loans.
•As of December 31, 2021, Northrim customers had received forgiveness through the SBA on 4,451 PPP loans totaling $491.4 million.

•The Company initially utilized the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility (the "PPPLF") to fund PPP loans, but paid those funds back in full during the second quarter of 2020 and has since funded the PPP loans through core deposits and maturity of long-term investments.

  Trends in Miscellaneous Financial Data (1)

	Years Ended December 31,
	(In thousands, except per share data and shares outstanding amounts)
	2021	2020	2019	2018	2017	2016	Five Year Compound Growth Rate
	(Unaudited)
Net interest income	$80,827	$70,665	$64,442	$61,208	$57,678	$56,357	7%
Provision (benefit) for credit losses	(4,099)	2,432	(1,175)	(500)	3,200	2,298	NM
Other operating income	52,263	63,328	37,346	32,167	40,474	43,263	4%
Compensation expense, RML acquisition payments	—	—	468	—	130	4,775	(100)
Other operating expense	89,196	89,114	76,370	69,800	71,023	71,505	5%
Income before provision for income taxes	$47,993	$42,447	$26,125	$24,075	$23,799	$21,042	18%
Provision for income taxes	10,476	9,559	5,434	4,071	10,321	6,052	12%
Net Income	37,517	32,888	20,691	20,004	13,478	14,990	20%
Less: Net income attributable to
noncontrolling interest	—	—	—	—	327	579	(100)
Net income attributable to Northrim Bancorp, Inc.	$37,517	$32,888	$20,691	$20,004	$13,151	$14,411	21%

Year End Balance Sheet
Assets	$2,724,719	$2,121,798	$1,643,996	$1,502,988	$1,518,596	$1,525,851	12%
Loans	1,413,886	1,444,050	1,043,371	984,346	954,953	974,074	8%
Deposits	2,421,631	1,824,981	1,372,351	1,228,088	1,258,283	1,267,653	14%
Shareholders' equity	237,817	221,575	207,117	205,947	192,802	186,712	5%
Common shares outstanding	6,014,813	6,251,004	6,558,809	6,883,216	6,871,963	6,897,890	(3)%

Average Balance Sheet
Assets	$2,432,599	$1,936,047	$1,555,707	$1,493,385	$1,511,052	$1,506,522	10%
Earning assets	2,260,778	1,758,839	1,386,557	1,346,449	1,367,203	1,361,913	11%
Loans	1,478,318	1,339,908	1,010,098	971,548	981,001	976,613	9%
Deposits	2,125,080	1,638,216	1,276,407	1,227,272	1,248,333	1,250,243	11%
Shareholders' equity	239,214	211,721	208,602	201,022	193,129	181,628	6%
Basic common shares outstanding	6,180,801	6,354,687	6,708,622	6,877,573	6,889,621	6,883,663	(2)%
Diluted common shares outstanding	6,249,313	6,431,367	6,808,209	6,981,557	6,977,910	6,974,864	(2)%

Per Common Share Data
Basic earnings	$6.07	$5.18	$3.08	$2.91	$1.91	$2.09	24%
Diluted earnings	$6.00	$5.11	$3.04	$2.86	$1.88	$2.06	24%
Book value per share	$39.54	$35.45	$31.58	$29.92	$28.06	$27.07	8%
Tangible book value per share(2)	$36.88	$32.88	$29.12	$27.57	$25.70	$24.70	8%
Cash dividends per share	$1.50	$1.38	$1.26	$1.02	$0.86	$0.78	14%

	Years Ended December 31,
	2021	2020	2019	2018	2017	2016	Five Year Compound Growth Rate
	(Unaudited)
Performance Ratios
Return on average assets	1.54%	1.70%	1.33%	1.34%	0.87%	0.96%	10%
Return on average equity	15.68%	15.53%	9.92%	9.95%	6.81%	7.93%	15%
Equity/assets	8.73%	10.44%	12.60%	13.70%	12.70%	12.24%	(7)%
Tangible common equity/tangible assets(3)	8.19%	9.76%	11.73%	12.76%	11.75%	11.29%	(6)%
Net interest margin	3.58%	4.02%	4.65%	4.55%	4.22%	4.14%	(3)%
Net interest margin (tax equivalent)(4)	3.60%	4.05%	4.70%	4.60%	4.28%	4.20%	(3)%
Non-interest income/total revenue	39.27%	47.26%	36.69%	34.45%	41.24%	43.43%	(2)%
Efficiency ratio (5)	66.99%	66.47%	75.43%	74.68%	72.39%	76.44%	(3)%
Dividend payout ratio	25.02%	26.66%	40.79%	35.08%	45.44%	37.59%	(8)%

Asset Quality
Nonperforming loans, net of government guarantees	$10,672	$10,048	$13,951	$14,694	$21,411	$12,936	(4)%
Nonperforming assets, net of government guarantees	15,031	16,289	19,946	22,619	28,729	19,315	(5)%
Nonperforming loans, net of government guarantees/portfolio loans	0.75%	0.70%	1.34%	1.49%	2.24%	1.33%	(11)%
Net charge-offs (recoveries)/average loans	0.07%	0.03%	(0.07)%	0.15%	0.15%	0.08%	(3)%
Allowance for credit losses/portfolio loans	0.83%	1.46%	1.83%	1.98%	2.25%	2.02%	(16)%
Nonperforming assets, net of government guarantees/assets	0.55%	0.77%	1.21%	1.50%	1.89%	1.27%	(15)%

Other Data
Effective tax rate (6)	22%	23%	21%	17%	43%	29%	(5)%
Number of banking offices(7)	18	17	16	16	14	14	5%
Number of employees (FTE) (8)	451	438	431	430	429	451	—%
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

4Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 28.43% in 2018 through 2021 and 41.11% in all other years presented.  Management believes that tax-equivalent net interest margin is a useful financial measure because it enables investors to evaluate net interest margin excluding tax expense in order to monitor our effectiveness in growing higher interest yielding assets and managing our costs of interest bearing liabilities over time on a fully tax equivalent basis.  See reconciliation to net interest margin, the comparable GAAP measurement below.
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
7Number of banking offices does not include RML locations. 2021 number of banking offices includes 17 full service branches and 1 loan production office. 2020 number of banking offices includes 16 full service branches and 1 loan production office. 2018 number of banking offices includes 15 full service branches and 1 loan production office.
8FTE includes 321, 312, 311, 320, 314, and 321 Community Banking employees in 2021, 2020, 2019, 2018, 2017 and 2016, respectively. FTE includes 130, 126, 120, 110, 115, and 130 Home Mortgage Lending employees in 2021, 2020, 2019, 2018, 2017 and 2016, respectively.
Reconciliation of Selected Non-GAAP Financial Data to GAAP Financial Measures
    These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with "Part II. Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.

Reconciliation of total shareholders' equity to tangible common shareholders’ equity (Non-GAAP) and total assets to tangible assets:

(In Thousands)	2021	2020	2019	2018	2017	2016
Total shareholders' equity	$237,817	$221,575	$207,117	$205,947	$192,802	$186,712
Total assets	2,724,719	2,121,798	1,643,996	1,502,988	1,518,596	1,525,851
Total shareholders' equity to total assets ratio	8.73%	10.44%	12.60%	13.70%	12.70%	12.24%

(In Thousands)	2021	2020	2019	2018	2017	2016
Total shareholders' equity	$237,817	$221,575	$207,117	$205,947	$192,802	$186,712
Less: goodwill and other intangible assets, net	16,009	16,046	16,094	16,154	16,224	16,324
Tangible common shareholders' equity	$221,808	$205,529	$191,023	$189,793	$176,578	$170,388
Total assets	$2,724,719	$2,121,798	$1,643,996	$1,502,988	$1,518,596	$1,525,851
Less: goodwill and other intangible assets, net	16,009	16,046	16,094	16,154	16,224	16,324
Tangible assets	$2,708,710	$2,105,752	$1,627,902	$1,486,834	$1,502,372	$1,509,527
Tangible common equity to tangible assets ratio	8.19%	9.76%	11.73%	12.76%	11.75%	11.29%
Reconciliation of tangible book value per share (Non-GAAP) to book value per share

(In thousands, except per share data)	2021	2020	2019	2018	2017	2016
Total shareholders' equity	$237,817	$221,575	$207,117	$205,947	$192,802	$186,712
Divided by common shares outstanding	6,014,813	6,251,004	6,558,809	6,883,216	6,871,963	6,897,890
Book value per share	$39.54	$35.45	$31.58	$29.92	$28.06	$27.07

(In thousands, except per share data)	2021	2020	2019	2018	2017	2016
Total shareholders' equity	$237,817	$221,575	$207,117	$205,947	$192,802	$186,712
Less: goodwill and intangible assets, net	16,009	16,046	16,094	16,154	16,224	16,324
Tangible book value	$221,808	$205,529	$191,023	$189,793	$176,578	$170,388
Divided by common shares outstanding	6,014,813	6,251,004	6,558,809	6,883,216	6,871,963	6,897,890
Tangible book value per share	$36.88	$32.88	$29.12	$27.57	$25.70	$24.70

Reconciliation of tax-equivalent net interest margin (Non-GAAP) to net interest margin

(In Thousands)	2021	2020	2019	2018	2017	2016
Net interest income(9)	$80,827	$70,665	$64,442	$61,208	$57,678	$56,357
Divided by average interest-bearing assets	2,260,778	1,758,839	1,386,557	1,346,449	1,367,203	1,361,913
Net interest margin	3.58%	4.02%	4.65%	4.55%	4.22%	4.14%

(In Thousands)	2021	2020	2019	2018	2017	2016
Net interest income(9)	$80,827	$70,665	$64,442	$61,208	$57,678	$56,357
Plus: reduction in tax expense related to
tax-exempt interest income	489	613	722	726	872	808
	$81,316	$71,278	$65,164	$61,934	$58,550	$57,165
Divided by average interest-bearing assets	2,260,778	1,758,839	1,386,557	1,346,449	1,367,203	1,361,913
Tax-equivalent net interest margin	3.60%	4.05%	4.70%	4.60%	4.28%	4.20%

Calculation of efficiency ratio

(In Thousands)	2021	2020	2019	2018	2017	2016
Net interest income(9)	$80,827	$70,665	$64,442	$61,208	$57,678	$56,357
Other operating income	52,263	63,328	37,346	32,167	40,474	43,263
Total revenue	133,090	133,993	101,788	93,375	98,152	99,620
Other operating expense	89,196	89,114	76,838	69,800	71,153	76,280
Less intangible asset amortization	37	48	60	70	100	135
Adjusted other operating expense	$89,159	$89,066	$76,778	$69,730	$71,053	$76,145
Efficiency ratio	66.99%	66.47%	75.43%	74.68%	72.39%	76.44%

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

RESULTS OF OPERATIONS
Income Statement
    Net Income
    Our results of operations are dependent to a large degree on our net interest income.  We also generate other income primarily through mortgage banking income, purchased receivables products, service charges and fees, and bankcard fees.  Our operating expenses consist in large part of salaries and other personnel costs, data processing, occupancy, marketing, and professional services expenses. Interest income and cost of funds, or interest expense, and mortgage banking income are affected significantly by general economic conditions, particularly changes in market interest rates, by government policies and the actions of regulatory authorities, and by competition in our markets.
    We earned net income of $37.5 million in 2021, compared to net income of $32.9 million in 2020.  During these periods, net income per diluted share was $6.00 and $5.11, respectively.  The following sections present discussion of the components that make up net income.

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
    Net interest income in 2021 was $80.8 million, compared to $70.7 million in 2020.  The increase in 2021 as compared to 2020 was primarily the result of a $7.3 million increase in interest and fee income on PPP loans in 2021 compared to 2020. Interest income on PPP loans was $2.9 million and $2.5 million in 2021 and 2020, respectively. Loan fee income on PPP loans was $12.5 million and $5.6 million in 2021 and 2020, respectively. Loan fee income on PPP loans is largely made up of fees fully recognized upon loan forgiveness from the SBA. Interest income not related to PPP loans also increased $934,000 in 2021 as compared to 2020 due to higher net average interest-earning asset balances that was only partially offset by a decrease in interest rates. Interest expense decreased $2.1 million as a result of lower interest rates. During 2021 and 2020, net interest margins were 3.58% and 4.02%, respectively. The decrease in net interest margin in 2021 as compared to 2020 is the result of decreases in the spread between the average yield on interest-earning assets and the average cost of interest-bearing liabilities which was impacted by a decrease in interest rates, as well as a change in the mix of interest earning-assets. Average loans, the Company's highest yielding interest-earning asset, decreased to 65% of total average interest-earning assets in 2021 from 76% in the 2020. Short-term investments, the Company's lowest yielding interest-earning asset, increased to 14% of total average interest-earning assets in 2021 from 4% in the 2020.

    The following table sets forth for the periods indicated information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities.  Average yields or costs, net interest income, and net interest margin are also presented. Average yields or costs are not calculated on a tax-equivalent basis:

Years ended December 31,	2021			2020			2019
	Average outstanding balance	Interest income / expense	Average Yield / Cost	Average outstanding balance	Interest income / expense	Average Yield / Cost	Average outstanding balance	Interest income / expense	Average Yield / Cost

(In Thousands)
Loans (1),(2)	$1,478,318	$76,392	5.17%	$1,339,908	$67,876	5.07%	$1,010,098	$59,919	5.93%
Loans held for sale	101,752	2,849	2.80%	105,287	3,215	3.05%	56,344	2,231	3.96%
Taxable long-term investments(3)	368,319	4,900	1.33%	245,148	5,234	2.14%	269,228	6,891	2.56%
Non-taxable long-term investments(3)	853	18	2.11%	2,236	82	3.67%	4,483	120	2.68%
Interest-bearing deposits in other banks(4)	311,536	447	0.14%	66,260	309	0.47%	46,404	922	1.99%
Total interest-earning assets(5)	2,260,778	84,606	3.74%	1,758,839	76,716	4.36%	1,386,557	70,083	5.05%
Noninterest-earning assets	171,821			177,208			169,150
Total	$2,432,599			$1,936,047			$1,555,707

Interest-bearing demand	$575,298	$484	0.08%	$387,417	$622	0.16%	$272,894	$475	0.17%
Savings deposits	323,131	499	0.15%	257,292	717	0.28%	233,057	1,082	0.46%
Money market deposits	264,344	418	0.16%	219,024	708	0.32%	209,246	1,142	0.55%
Time deposits	178,215	1,676	0.94%	176,873	3,232	1.83%	135,005	2,262	1.68%
Total interest-bearing deposits	1,340,988	3,077	0.23%	1,040,606	5,279	0.51%	850,202	4,961	0.58%
Borrowings	24,993	702	2.81%	35,918	772	1.37%	33,730	680	2.02%
Total interest-bearing liabilities	1,365,981	3,779	0.28%	1,076,524	6,051	0.56%	883,932	5,641	0.64%
Noninterest-bearing demand deposits	784,092			597,610			426,205
Other liabilities	43,312			50,192			36,968
Equity	239,214			211,721			208,602
Total	$2,432,599			$1,936,047			$1,555,707
Net interest income		$80,827			$70,665			$64,442
Net interest margin			3.58%			4.02%			4.65%
Average portfolio loans to average-earnings assets	65.39%			76.18%			72.85%
Average portfolio loans to average total deposits	69.57%			81.79%			79.14%
Average non-interest deposits to average total deposits	36.90%			36.48%			33.39%
Average interest-earning assets to average interest-bearing liabilities	165.51%			163.38%			156.86%
1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $16.2 million, $8.9 million and $3.3 million for 2021, 2020 and 2019, respectively.

2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loans were $12.3 million, $13.8 million, and $16.9 million in 2021, 2020 and 2019, respectively.

3Consists of investment securities available for sale, investment securities held to maturity, marketable equity securities, and investment in Federal Home Loan Bank stock. Taxable long-term investments consist of U.S. treasury and government sponsored entities, corporate bonds, collateral loan obligations, marketable equity securities, and Federal Home Loan Bank stock. Non-taxable long-term investments consist of municipal securities.
4Consists of interest bearing deposits in other banks and domestic CDs.
5The Company does not have any fed funds sold or securities purchased with agreements to resell to disclose as part of its total interest-earning assets in the periods presented.

    The following table sets forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rate:

	2021 compared to 2020			2020 compared to 2019
	Increase (decrease) due to			Increase (decrease) due to
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans	$7,186	$1,330	$8,516	$17,590	($9,633)	$7,957
Loans held for sale	(105)	(261)	(366)	1,336	(352)	984
Taxable long-term investments	2,064	(2,398)	(334)	(580)	(1,077)	(1,657)
Non-taxable long-term investments	(38)	(26)	(64)	(143)	105	(38)
Interest-bearing deposits in other banks	170	(32)	138	779	(1,392)	(613)
Total interest income	$9,277	($1,387)	$7,890	$18,982	($12,349)	$6,633
Interest Expense:
Interest-bearing demand	$229	($367)	($138)	$186	($39)	$147
Savings deposits	154	(372)	(218)	104	(469)	(365)
Money market deposits	125	(415)	(290)	51	(485)	(434)
Time deposits	25	(1,581)	(1,556)	751	219	970
Interest-bearing deposits	1,236	(3,438)	(2,202)	763	(445)	318
Borrowings	29	(99)	(70)	9	83	92
Total interest expense	$1,265	($3,537)	($2,272)	$772	($362)	$410

Provision for Credit Losses
    The Company adopted ASU 2016-13 effective January 1, 2021. The provision for credit loss expense is the amount of expense that, based on our judgment, is required to maintain the ACL at an appropriate level under CECL. The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. Refer to Note 1 of the notes to Consolidated Financial Statements included in Part II. Item 8 of this report for detailed discussion regarding ACL methodologies for loans, available for sale debt securities, held to maturity securities, loans held for investment, unfunded commitments, and purchased receivables.
The following table presents the major categories of credit loss expense:

(In Thousands)	2021	2020
Credit loss expense on loans held for investment	($3,779)	$2,432
Credit loss expense on unfunded commitments	(320)	—
Credit loss expense on available for sale debt securities	—	—
Credit loss expense on held to maturity securities	—	—
Credit loss expense on purchased receivables	—	—
Total credit loss expense	($4,099)	$2,432

As noted above, the provision for credit losses was recorded in accordance with CECL in 2021. The provision for credit losses in 2020, prior to adoption of CECL, was recorded under the incurred loss model. Despite the fact that a different methodology was used in the calculation of the provision for credit losses in 2021 versus 2020, in general the decrease in the provision for credit losses on loans in 2021 as compared to 2020 is primarily the result of improvement in economic assumptions used to estimate credit losses. The ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, as well as loan portfolio composition, quality, and duration.

See the “Loans and Lending Activity” section under “Financial Condition” and Note 5 of the Notes to Consolidated Financial Statements included in Part II. Item 8 of this report for further discussion of these decreases and changes in the Company’s ACL.

Other Operating Income
    The following table details the major components of other operating income for the years ended December 31:

(In Thousands)	2021	$ Change	% Change	2020	$ Change	% Change	2019
Other Operating Income
Mortgage banking income	$42,144	($10,491)	(20)%	$52,635	$28,434	117%	$24,201
Bankcard fees	3,389	552	19%	2,837	(139)	(5)%	2,976
Purchased receivable income	2,259	(391)	(15)%	2,650	(621)	(19)%	3,271
Service charges on deposit accounts	1,297	195	18%	1,102	(455)	(29)%	1,557
Merchant fees	561	146	35%	415	(52)	(11)%	467
Interest rate swap income	452	(497)	(52)%	949	(15)	(2)%	964
Commercial servicing revenue	306	(221)	(42)%	527	(97)	(16)%	624
Rental income	188	(90)	(32)%	278	(219)	(44)%	497
Gain (loss) on sale of securities	67	(31)	(32)%	98	75	100%	23
Gain (loss) on marketable equity securities	(101)	(162)	(266)%	61	(850)	93%	911
Other income	1,701	(75)	(4)%	1,776	(79)	(4)%	1,855
Total other operating income	$52,263	($11,065)	(17)%	$63,328	$25,982	70%	$37,346

    2021 Compared to 2020
    The most significant change in other operating income in 2021 was a decrease in mortgage banking income, followed by an increase in bankcard fees and decreases in interest rate swap income and purchased receivable income.
Mortgage banking income consists of gross income from the origination and sale of mortgages as well as mortgage loan servicing fees and is the largest component of other operating income at 81% of total other operating income in 2021 and 83% in 2020. Mortgage banking income decreased in 2021 compared to 2020 mainly due to a decrease in mortgage loans originated and sold as this volume decreased to $1.1 billion in 2021 from $1.3 billion in 2020. The overall decrease in mortgage originations in 2021 as compared to the prior year is primarily the result of the changes in interest rates during the year that led to decreased refinance activity. Additionally, there was a $3.7 million decrease in the fair value of the interest rate lock commitments, which is also included in mortgage banking income, due to a decrease in the loan origination pipeline at December 31, 2021 compared to December 31, 2020.
Interest rate swap income decreased in 2021 as compared to 2020 due to a decrease in the origination of new swap contracts with commercial loan customers. The Company executed new customer swap contracts with a notional value of $15.7 million in 2021 as compared to new customer swap contracts with a notional value of $49.3 million in 2020.
Purchased receivable income decreased in 2021 as compared to 2020 due to customers reportedly using PPP funds instead of selling receivables to fund their operating cash needs.
Bankcard fees and service charges on deposit accounts increased in 2021 due to the cessation of COVID-19 quarantine restrictions, which led to higher transaction volume as compared to 2020, as well as the increase in customers.

Other Operating Expense
    The following table details the major components of other operating expense for the years ended December 31:

(In Thousands)	2021	$ Change	% Change	2020	$ Change	% Change	2019
Other Operating Expense
Salaries and other personnel expense	$60,412	($725)	(1)%	$61,137	$9,820	19%	$51,317
Data processing expense	8,567	899	12%	7,668	540	8%	7,128
Occupancy expense	7,078	454	7%	6,624	17	—%	6,607
Professional and outside services	2,801	(356)	(11)%	3,157	626	25%	2,531
Marketing expense	2,741	421	18%	2,320	(53)	(2)%	2,373
Insurance expense	1,593	365	30%	1,228	671	120%	557
Compensation expense - RML acquisition payments	—	—	NM	—	(468)	(100)%	468
Intangible asset amortization	37	(11)	(23)%	48	(12)	(20)%	60
OREO (income) expense, net rental income and gains on sale:
OREO operating expense	777	119	18%	658	(35)	(5)%	693
Rental income on OREO	(524)	(15)	(3)%	(509)	(3)	(1)%	(506)
Gains on sale of OREO	(685)	(294)	(75)%	(391)	(11)	NM	(380)
Subtotal	(432)	(190)	(79)%	(242)	(49)	25%	(193)
Other expenses	6,399	(775)	(11)%	7,174	1,184	20%	5,990
Total other operating expense	$89,196	$82	—%	$89,114	$12,276	16%	$76,838

    2021 Compared to 2020
    Other operating expense increased by less than 1% in 2021 as compared to 2020. The largest increases where in data processing expense, occupancy expense, insurance expense, and marketing expense. These increases were only mostly offset by decreases in salary and other personnel expense, professional and outside services, and OREO expense. Data processing expense increased in 2021 compared to 2020 mostly due to increased customer and transaction volume. Occupancy expense, insurance expense, and marketing expense increased in 2021 as compared to 2020 due to miscellaneous repairs and maintenance and tenant improvements at several of the Company's locations, increased FDIC insurance costs associated with asset growth, and increased marketing expense due to higher giving in the form of increased sponsorship and charitable contributions. Decreases in salaries and other personnel expense and professional and outside services in 2021 as compared to 2020 are primarily related to mortgage banking operations, which fluctuate with production volumes. OREO expense decreased in 2021 primarily due to increased gains on sale of OREO properties as compared to 2020.
    Income Taxes
    The provision for income taxes increased $917,000 or 10%, to $10.5 million in 2021 as compared to 2020.  The increase in 2021 is primarily due to higher pretax income. The Company's effective tax rates were relatively consistent at 21.8% and 22.5% in 2021 and 2020, respectively.

FINANCIAL CONDITION
Investment Securities
    The composition of our investment securities portfolio, which includes securities available for sale and marketable equity securities, reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of interest income.  The investment securities portfolio also mitigates interest rate and credit risk inherent in the loan portfolio, while providing a vehicle for the investment of available funds, a source of liquidity (by pledging as collateral or through repurchase agreements), and collateral for certain public funds deposits. Investment securities designated as available for sale comprised 94% of the portfolio as of December 31, 2021 and are available to meet liquidity requirements.

    Our investment portfolio consists primarily of government sponsored entity securities, corporate securities, collateralized loan obligations, and municipal securities.  Investment securities at December 31, 2021 increased $188.4 million, or 71%, to $455.1 million from $266.7 million at December 31, 2020.  The increase at December 31, 2021 as compared to December 31, 2020 came from an increase in deposits that were not lent out were invested. The average maturity of the investment portfolio was approximately four years at December 31, 2021.
    Investment securities may be pledged as collateral to secure public deposits or borrowings.  At December 31, 2021 and 2020, $59.5 million and $77.9 million in securities were pledged for deposits and borrowings, respectively.  Pledged securities decreased at December 31, 2021 as compared to December 31, 2020 primarily due to decreased pledges to the FHLB to support the Company's immediate borrowing capacity at December 31, 2021.

    The following tables set forth the composition of our investment portfolio at December 31 for the years indicated:

(In Thousands)	Amortized Cost	Fair Value
Securities Available for Sale:
2021:
U.S. Treasury and government sponsored entities	$345,514	$341,480
Municipal Securities	820	840
Corporate Bonds	32,721	32,946
Collateralized Loan Obligations	51,431	51,418
Total	$430,486	$426,684
2020:
U.S. Treasury and government sponsored entities	$173,318	$174,601
Municipal Securities	820	856
Corporate Bonds	29,951	30,492
Collateralized Loan Obligations	41,782	41,684
Total	$245,871	$247,633
2019:
U.S. Treasury and government sponsored entities	$210,756	$211,852
Municipal Securities	3,288	3,297
Corporate Bonds	34,764	35,066
Collateralized Loan Obligations	25,980	25,923
Total	$274,788	$276,138
Marketable Equity Securities:
2021:
Preferred Stock	$7,865	$8,420
Total	$7,865	$8,420
2020:
Preferred Stock	$8,395	$9,052
Total	$8,395	$9,052
2019:
Preferred Stock	$7,349	$7,945
Total	$7,349	$7,945
Securities Held to Maturity:
2021:
Corporate Bonds	$20,000	$19,164
Total	$20,000	$19,164
2020:
Corporate Bonds	$10,000	$10,000
Total	$10,000	$10,000
2019:
Corporate Bonds	$—	$—
Total	$—	$—

    The following table sets forth the market value, maturities, and weighted average pretax yields of our investment portfolio as of December 31, 2021:

	Maturity
	Within			Over
(In Thousands)	1 Year	1-5 Years	5-10 Years	10 Years	Total
Securities Available for Sale:
U.S. Treasury and government sponsored entities
Balance	$5,041	$336,439	$—	$—	$341,480
Weighted average yield(1)	2.80%	0.79%	—%	—%	0.82%
Municipal securities
Balance	$—	$840	$—	$—	$840
Weighted average yield(1)	—%	2.14%	—%	—%	2.14%
Corporate bonds
Balance	$—	$27,993	$4,953	$—	$32,946
Weighted average yield(1)	—%	1.29%	1.50%	—%	1.33%
Collateralized loan obligations
Balance	$—	$5,000	$46,418	$—	$51,418
Weighted average yield(1)	—%	1.65%	1.39%	—%	1.42%
Total
Balance	$5,041	$370,272	$51,371	$—	$426,684
Weighted average yield(1)	2.80%	0.84%	1.40%	—%	0.93%
Securities Held to Maturity
Corporate bonds
Balance	$—	$9,919	$9,245	$—	$19,164
Weighted average yield(1)	—%	5.50%	5.00%	—%	5.25%
Marketable Equity Securities
Preferred Stock
Balance	$—	$—	$—	$8,420	$8,420
Weighted average yield(1)	—%	—%	—%	5.57%	5.57%
(1) Weighted average yields have been calculated on an amortized cost basis and not on a tax-equivalent basis.

    The Company’s investment in marketable equity securities does not have a maturity date but it has been included in the over 10 years column above.
Loans and Lending Activities
All of our loans and credit lines are subject to approval procedures and amount limitations.  These limitations apply to the borrower’s total outstanding indebtedness and commitments to us, including the indebtedness of any guarantor. Generally, we are permitted to make loans to one borrower of up to 15% of the unimpaired capital and surplus of the Bank. The legal lending limit for the Bank was $30.2 million at December 31, 2021. At December 31, 2021, the Company had two relationships whose total direct and indirect commitments exceeded $30.2 million; however, no individual direct relationship exceeded the loans-to-one borrower limitation.
     The Company's loans have grown significantly in recent history, in part due to PPP loans, but over the last 3 years, non-PPP loans have also increased significantly. Management attributes higher growth in loans, excluding PPP loans, in 2021 and 2020 to our ability to attract new customers through our outreach to the community. The Company's "Land and Expand" program was designed to increase both loans and deposits as we attract a broader customer base and convert new PPP customers into full banking relationships.

The following table presents growth information for loans and loans excluding PPP loans:

	Years Ended December 31,
(In Thousands)	2021	2020	2019	2018	2017	2016	Five Year Compound Growth Rate

Loans	$1,413,886	$1,444,050	$1,043,371	$984,346	$954,953	$974,074	8%
Less: PPP loans	118,229	304,587	—	—	—	—	NM
Loans, excluding PPP loans	$1,295,657	$1,139,463	$1,043,371	$984,346	$954,953	$974,074	6%
Percent change, Loans excluding PPP loans	14%	9%	6%	3%	(2)%

    The following table sets forth the composition of our loan portfolio by loan segment as of the dates indicated:

	December 31, 2021		December 31, 2020
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial & industrial loans	$448,338	31.7%	$612,254	42.2%
Commercial real estate:
Owner occupied properties	300,200	21.2%	233,320	16.2%
Non-owner occupied and multifamily properties	435,311	30.8%	392,452	27.2%
Residential real estate:
1-4 family residential properties secured by first liens	32,542	2.3%	33,415	2.3%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	19,610	1.4%	18,236	1.3%
1-4 family residential construction loans	36,222	2.6%	32,500	2.3%
Other construction, land development and raw land loans	88,094	6.2%	83,463	5.8%
Obligations of states and political subdivisions in the US	16,403	1.2%	15,318	1.1%
Agricultural production, including commercial fishing	27,959	2.0%	12,968	0.9%
Consumer loans	4,801	0.3%	5,734	0.4%
Other loans	4,406	0.3%	4,390	0.3%
Total portfolio loans	$1,413,886		$1,444,050

The following table presents the maturity distribution of our loan portfolio and the rate sensitivity of these loans to changes in interest rates as of December 31, 2021:

	By Maturity					Loans Over One Year By Rate Sensitivity
(In Thousands)	Within 1 Year	1-5 Years	5-15 Years	Over 15 Years	Total	Fixed Interest Rate	Floating Interest Rate
Commercial & industrial loans	$92,622	$242,076	$113,054	$—	$447,752	$219,834	$135,296
Commercial real estate	43,627	125,032	491,692	79,952	740,303	180,555	516,121
Residential real estate	41,142	5,228	18,803	21,103	86,276	19,862	25,272
Other construction	44,549	19,692	17,534	2,076	83,851	13,980	25,322
Consumer and other	7,631	9,320	38,743	10	55,704	12,726	35,347
Total	$229,571	$401,348	$679,826	$103,141	$1,413,886	$446,957	$737,358

Loans Directly Exposed to the Oil and Gas Industry: The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oil producers or drilling and exploration companies, and companies who provide oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $63.6 million, or approximately 4% of loans as of December 31, 2021 have direct exposure to the oil and gas industry as compared to $65.1 million, or approximately 4% of loans as of December 31, 2020. The Company's exposure as a percent of the total loan portfolio excluding PPP loans as of December 31, 2021 was 5%. The Company has no loans to oil producers or drilling and exploration companies as of the end of 2021 or 2020, but the $63.6 million outstanding as of December 31, 2021 noted above does include $1.8 million related to the construction of an oil drilling rig. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $66.4 million and $63.5 million at December 31, 2021 and 2020, respectively. The portion of the Company's allowance for loan losses that related to the loans with direct exposure to the oil and gas industry was estimated at $684,000 and $1.2 million as of December 31, 2021 and 2020, respectively.
    The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	December 31, 2021	December 31, 2020

Commercial & industrial loans	$45,338	$41,016
Commercial real estate:
Owner occupied properties	10,244	11,296
Non-owner occupied and multifamily properties	6,564	6,606
Consumer loans	—	2,256
Other loans	1,495	3,948
Total loans	$63,641	$65,122

Credit Quality and Nonperforming Assets
    The following table sets forth information regarding our nonperforming loans and total nonperforming assets:

	December 31,	December 31,
(In Thousands)	2021	2020
Nonaccrual loans	$11,650	$11,120
Loans 90 days past due and accruing	—	449
Total nonperforming loans	11,650	11,569
Nonperforming loans guaranteed by government	(978)	(1,521)
Net nonperforming loans	10,672	10,048
Other real estate owned	5,638	7,289
Repossessed assets	—	231
Other real estate owned guaranteed by government	(1,279)	(1,279)
Net nonperforming assets	$15,031	$16,289
Nonperforming loans, net of government guarantees / portfolio loans	0.75%	0.70%
Nonperforming loans, net of government guarantees / portfolio loans, net of government guarantees	0.88%	0.92%
Nonperforming assets, net of government guarantees / total assets	0.55%	0.77%
Nonperforming assets, net of government guarantees / total assets net of government guarantees	0.60%	0.92%

Performing restructured loans	$3,291	$2,355
Performing restructured loans guaranteed by government	(2,518)	(1,523)
Net performing restructured loans	$773	$832

Nonperforming loans plus performing restructured loans, net of government guarantees	$11,445	$10,880
Nonperforming loans plus performing restructured loans, net of government
guarantees / portfolio loans	0.81%	0.75%
Nonperforming loans plus performing restructured loans, net of government
guarantees / portfolio loans, net of government guarantees	0.94%	0.99%
Nonperforming assets plus performing restructured loans, net of government
guarantees / total assets	0.58%	0.81%
Nonperforming assets plus performing restructured loans, net of government
guarantees / total assets, net of government guarantees	0.63%	0.97%

Adversely classified loans, net of government guarantees	$13,739	$12,768
Special mention loans, net of government guarantees	$22,110	$19,063
Loans 30-89 days past due and accruing, net of government guarantees /portfolio loans	—	0.05%
Loans 30-89 days past due and accruing, net of government guarantees /
portfolio loans, net of government guarantees	—	0.07%

Allowance for credit losses / portfolio loans	0.83%	1.46%
Allowance for credit losses / portfolio loans, net of government guarantees	0.97%	1.93%
Allowance for credit losses / nonperforming loans, net of government
guarantees	110%	210%

Gross loan charge-offs for the quarter	$1,179	$11
Gross loan recoveries for the quarter	($53)	$64
Net loan (recoveries) charge-offs for the quarter	$1,126	($53)
Net loan (recoveries) charge-offs year-to-date	$1,107	$384
Net loan (recoveries) charge-offs for the quarter / average loans, for the quarter	0.08%	—%
Net loan (recoveries) charge-offs year-to-date / average loans,
year-to-date annualized	0.07%	0.03%

    The Company’s nonperforming loans, net of government guarantees increased in 2021 to $10.7 million as compared to $10.0 million in 2020. This increase was mostly due to several additions to nonaccrual loans which were only partially offset by principal paydowns and charge-offs on nonaccrual loans in 2021. There was interest income of $1.6 million and $924,000 recognized in net income for 2021 and 2020, respectively, related to interest collected on nonaccrual loans whose principal has been paid down to zero. The Company had three relationships that each represented more than 10% of nonaccrual loans as of December 31, 2021.
     The Company had $773,000 and $832,000 in loans classified as TDRs, net of government guarantees that were performing as of December 31, 2021 and 2020, respectively.  Additionally, there were $6.5 million and $5.5 million in TDRs included in nonaccrual loans at December 31, 2021 and 2020 for total TDRs, net of government guarantees of $7.3 million and $5.3 million at December 31, 2021 and 2020, respectively.  The increase in TDRs at December 31, 2021 as compared to 2020 was primarily due additions to TDRs that were only partially offset by payoffs and paydowns on loans classified as TDRs in 2021.  See Note 5 of the Notes to Consolidated Financial Statements included in Part II. Item 8 of this report for further discussion of TDRs.
    At December 31, 2021, management had identified potential problem loans of $2.1 million as compared to potential problem loans of $6.1 million at December 31, 2020.  Potential problem loans are loans which are currently performing that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans.  The $4.0 million decrease in potential problem loans at December 31, 2021 from December 31, 2020 was primarily the result of one $3.9 million relationship moving to nonaccrual as well as paydowns and credit risk upgrades to existing potential problem loans that were partially offset by the addition of new potential problem loans in 2021.
    The Company acquired a vessel totaling $231,000 in the third quarter of 2019 through foreclosure proceedings related to one lending relationship that was sold in the second quarter of 2021.
    The following summarizes OREO activity for the periods indicated:

(In Thousands)	2021	2020	2019
Balance, beginning of the year	$7,289	$7,043	$7,962
Transfers from loans	274	652	—
Proceeds from the sale of other real estate owned	(2,610)	(797)	(1,299)
Gain on sale of other real estate owned, net	685	391	380
Balance, end of year	5,638	7,289	7,043
Government guarantees	(1,279)	(1,279)	(1,279)
Balance, end of year, net of government guarantees	$4,359	$6,010	$5,764

     The Company made a $1.0 million loan in 2021 to facilitate the sale of OREO in 2021, but did not make any loans to facilitate the sale of OREO in 2020.  Our underwriting policies and procedures for loans to facilitate the sale of OREO are no different than our standard loan policies and procedures.
Allowance for Credit Losses
    The Company adopted ASU 2016-13 effective January 1, 2021. The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. Refer to Note 1 of the notes to Consolidated Financial

Statements included in Part II. Item 8 of this report for detailed discussion regarding the ACL methodology for loans and unfunded commitments.
The following tables show the allocation of the ACL and the percent of loans in each category to total loans and the ratio of net loan charge-offs to average loans outstanding by loan segment for the years indicated:

	2021
		% of Loans(1)	Net loan charge-offs (recoveries) to average loans
(In Thousands)	Amount
Commercial & industrial loans	$3,027	33%	0.21%
Commercial real estate:
Owner occupied properties	3,176	21%	—%
Non-owner occupied and multifamily properties	2,930	31%	—%
Residential real estate:
1-4 family residential properties secured by first liens	439	2%	—%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	215	1%	(0.21)%
1-4 family residential construction loans	120	3%	—%
Other construction, land development and raw land loans	1,635	6%	—%
Obligations of states and political subdivisions in the US	32	1%	—%
Agricultural production, including commercial fishing	91	2%	(0.15)%
Consumer loans	67	—%	(0.27)%
Other loans	7	—%	—%
Total	$11,739	100%	0.07%
1Represents percentage of this category of loans to total portfolio loans.

	2020
		% of Loans(1)	Net loan charge-offs (recoveries) to average loans
(In Thousands)	Amount
Commercial	$7,973	39%	0.04%
Real estate construction one-to-four family	679	3%	—%
Real estate construction other	1,179	6%	—%
Real estate term owner occupied	2,625	11%	0.06%
Real estate term non-owner occupied	5,133	21%	—%
Real estate term other	779	3%	—%
Consumer secured by 1st deed of trust	261	1%	—%
Consumer other	400	2%	(0.04)%
Unallocated	2,107	—%	—%
Total	$21,136	86%	0.03%
1Represents percentage of this category of loans to total portfolio loans.

    As of December 31, 2021, and 2020, loans acquired in connection with our acquisition of Alaska Pacific on April 1, 2014 are included in the Company's ACL using the same methodology as all other loans as described in Note 1 of the notes to Consolidated Financial Statements included in Part II. Item 8 of this report due to the amount of time that has passed since the loans were purchased. The purchase discount related to acquired credit impaired loans was zero and $328,000 as of December 31, 2021 and 2020, respectively.
    The provision for credit losses in 2021 as compared to 2020 decreased $6.5 million to a benefit for credit losses of $4.1 million compared to a provision of $2.4 million in 2020. This decrease is primarily due to improvement in economic assumptions. The Company determined that an ACL of $11.7 million, or 0.83% of portfolio loans, is appropriate as of December 31, 2021 based on our analysis of the current credit quality of the portfolio and current economic conditions. The provision for credit losses in 2020 as compared to 2019 increased $3.6 million to a provision for credit losses of $2.4 million compared to a benefit of $1.2 million in 2019. This increase is primarily due to management's assessment of risk associated with the economic impacts of the COVID-19 pandemic, the reduction in oil prices and a slowing Alaska economy, as well as growth in the unguaranteed portion of the loan portfolio.

As noted above, the ACL was recorded in accordance with CECL in 2021. The allowance for loan losses in 2020, prior to adoption of CECL, was recorded under the incurred loss model. Despite the fact that a different methodology was used in the calculation of the provision for credit losses in 2021 versus 2020, in general the decrease in the ACL on loans as of December 31, 2021 compared to December 31, 2020 is primarily the result of improvement in economic assumptions used to estimate credit losses following the economy's recovery from the COVID-19 pandemic. The ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, as well as loan portfolio composition, quality, and duration.

The following table sets forth information regarding changes in the ACL for unfunded commitments for the years indicated:

(In Thousands)	2021	2020
Balance at beginning of period	$187	$152
Impact of adopting ASC 326	1,229	—
Adjusted balance, beginning of period	1,416	152
(Benefit) provision for credit losses	(320)	35
Balance at end of period	$1,096	$187
    While management believes that it uses the best information available to determine the ACL, unforeseen market conditions and other events could result in an adjustment to the ACL, and net income could be significantly affected if circumstances differed substantially from the assumptions used in making the final determination of the ACL.
Purchased Receivables
    Purchased receivable balances decreased at December 31, 2021 to $7.0 million from $13.9 million at December 31, 2020, and year-to-date average purchased receivable balances were $12.4 million and $14.5 million in 2021 and 2020, respectively. Purchased receivable income was $2.3 million and $2.7 million in 2021 and 2020, respectively. Purchased receivable income in 2021 decreased from 2020 due to customers reportedly using PPP loans to fund liquidity needs instead of selling receivables.
    The following table sets forth information regarding changes in the purchased receivable ACL for the years indicated:

(In Thousands)	2021	2020	2019
Balance at beginning of year	$73	$94	$190
Charge-offs	—	—	—
Recoveries	—	—	—
Charge-offs net of recoveries	—	—	—
Reserve for (recovery from) purchased receivables	—	(21)	(96)
Balance at end of year	$—	$73	$94
Ratio of net charge-offs (recoveries) to average purchased receivables during the period	—%	—%	—%
Deposits
    Deposits are our primary source of funds.  Total deposits increased 33% to $2.4 billion at December 31, 2021 from $1.8 billion at December 31, 2020. This increase is primarily due to funding PPP loans, but is also due to new client relationships as a result of the Company's significant PPP efforts during 2021 and 2020. Our deposits generally are expected to fluctuate according to the level of our market share, economic conditions, and normal seasonal trends.

    The following table sets forth the average balances outstanding and average interest rates for each major category of our deposits, for the periods indicated:

	2021		2020		2019
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
(In Thousands)
Interest-bearing demand accounts	$575,298	0.08%	$387,416	0.16%	$272,895	0.17%
Money market accounts	264,344	0.16%	219,025	0.32%	209,245	0.55%
Savings accounts	323,131	0.15%	257,292	0.28%	233,057	0.46%
Certificates of deposit	178,215	0.94%	176,873	1.83%	135,005	1.67%
Total interest-bearing accounts	1,340,988	0.23%	1,040,606	0.51%	850,202	0.58%
Noninterest-bearing demand accounts	784,092		597,610		426,205
Total average deposits	$2,125,080		$1,638,216		$1,276,407

The Company's mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 93% of total deposits at December 31, 2021 and 90% at December 31, 2020.
The only deposit category with stated maturity dates is certificates of deposit.  At December 31, 2021, we had $178.0 million in certificates of deposit, of which $118.5 million, or 67%, are scheduled to mature in 2022. The Company’s certificates of deposit increased to $178.0 million during 2021 as compared to $175.6 million at December 31, 2020.  The aggregate amount of certificates of deposit in amounts of $250,000 or more at December 31, 2021 and 2020, was $77.1 million and $83.6 million, respectively.  The following table sets forth the amount outstanding of certificates of deposits in amounts of $250,000 or more by time remaining until maturity and percentage of total deposits as of December 31, 2021:

	Time Certificates of Deposits
	of $250,000 or More
		Percent of Total Deposits

(In Thousands)	Amount
Amounts maturing in:
Three months or less	$9,787	13%
Over 3 through 6 months	9,814	13%
Over 6 through 12 months	25,523	33%
Over 12 months	31,989	41%
Total	$77,113	100%

    The Company offers the Certificate of Deposit Account Registry Service® (CDARS®) as a member of Promontory Interfinancial Network, LLCSM (Network). When a Network member places a deposit using CDARS, that certificate of deposit is divided into amounts under the standard FDIC insurance maximum ($250,000) and is allocated among member banks, making the large deposit eligible for FDIC insurance. The Company had $24.0 million CDARS certificates of deposits at December 31, 2021 and $9.4 million CDARS certificates of deposits at December 31, 2020.

Borrowings
FHLB: The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.  At December 31, 2021, our maximum borrowing line from the FHLB was $1.219 billion, approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. The Company has outstanding advances of $14.5 million as of December 31, 2021 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. These advances have original terms of either 18 or 20 years with 30 year amortization periods and fixed interest rates ranging from 1.23% to 3.25%.
Federal Reserve Bank:  The Federal Reserve Bank of San Francisco (the "Federal Reserve Bank") is holding $50.7 million of loans as collateral to secure advances made through the discount window as of December 31, 2021.  There were no discount window advances outstanding at December 31, 2021 or 2020. The Company paid less than $1,000 in interest in 2021 and 2020 on this agreement. The Company utilized the Federal Reserve Bank's PPPLF to fund SBA PPP loans during the second quarter of 2020, but has repaid those funds in full as of June 30, 2020. This advance had an interest rate of 0.35%.
Other Short and Long-term Borrowings:  The Company had no short or long-term borrowings outstanding other than the FHLB advances noted above as of December 31, 2021 or 2020.
The Company is subject to provisions under Alaska state law which generally limit the amount of outstanding debt to 35% of total assets or $948.0 million at December 31, 2021 and 35% of total assets or $736.0 million at December 31, 2020.

Junior Subordinated Debentures
On December 16, 2005, the Company’s subsidiary, NST2, issued trust preferred securities in the principal amount of $10 million.  These securities carry an interest rate of 90-day LIBOR plus 1.37% per annum that was initially set at 5.86% adjusted quarterly.  The securities have a maturity date of March 15, 2036, and are callable by the Company on or after March 15, 2011.  These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations.  The interest cost to the Company of these securities was $160,000 in 2021.  At December 31, 2021, the securities had an interest rate of 1.57%. The Company entered into an interest rate swap in the third quarter of 2017 to hedge the variability in cash flows arising out of its junior subordinated debentures, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10 million of junior subordinated debentures held under NST2 at 3.72% through its maturity date. Net of the impact of the interest rate swap, interest expense on these securities was $382,000 in 2021 and $385,000 in 2020.

Liquidity and Capital Resources
    The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company. Given that the Bank currently meets and the Bank anticipates that it will continue to meet, all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards, the Company expects to continue to receive dividends from the Bank during 2022. Other available sources of liquidity for the bank holding company include the issuance of debt and the issuance of common or preferred stock. As of December 31, 2021, the Company has 10.0 million authorized shares of common stock, of which 6.0 million are issued and outstanding, leaving 4.0 million shares available for issuance. Additionally, the Company has 2.5 million authorized shares of preferred stock available for issuance.
    The Bank manages its liquidity through its Asset and Liability Committee. The Bank's primary source of funds are customer deposits. These funds, together with loan repayments, loan sales, maturity of investment securities, borrowed funds, and retained earnings are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations. The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers’ demands that we advance funds against unfunded lending commitments.
The Company had cash and cash equivalents of $645.8 million, or 24% of total assets at December 31, 2021 compared to $116.0 million, or 6% of total assets as of December 31, 2020. The increase in cash and cash equivalents is primarily due to a significant increase in deposits. Management expects this elevated level of liquidity to continue through 2022 and potentially into subsequent years. Accordingly, management has invested in slightly longer term investment securities as compared to the last several years. As of December 31, 2021, the weighted average maturity of available for sale securities is 4.1 years compared to 2.6 years at December 31, 2020. At December 31, 2021, $5.0 million in available for sale securities mature in 2022, $15 million mature in 2023, and $116.2 million mature in 2024. Our total unfunded commitments to fund loans, loans held for sale, and letters of credit at December 31, 2021, were $445.9 million.  We do not expect that all of these loans are likely to be fully drawn upon at any one time.  At December 31, 2021, certificates of deposit totaling $118.6 million and $52.6 million, respectively, contractually mature in 2022 and 2023, and may be withdrawn from the Bank. Similar to loans, we do not expect that these maturing certificates of deposit, or other non-maturity deposits, to be withdrawn from the Bank in a manner that will strain liquidity; however, unforeseen future circumstances or events may cause higher than anticipated withdrawal of deposits or draws of unfunded commitments to fund new loans. Management believes that cash requirements to fund future non-deposit liabilities, including operating lease liabilities, other liabilities, or borrowings as of December 31, 2021, are not material to the Company's liquidity position as of December 31, 2021.
The Company has other available sources of liquidity to fund unforeseen liquidity needs. These include borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB.  At December 31, 2021, our liquid assets were $907.9 million and our funds available for borrowing under our existing lines of credit were $1.27 billion. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient in the foreseeable future.
    As shown in the Consolidated Statements of Cash Flows included in Part II. Item 8 of this report, net cash provided by operating activities was $112.0 million in 2021 and net cash used by operating activities was $36.5 million in 2020.  The primary source of cash provided by, and used by operating activities for all periods presented was positive net income. In 2021 proceeds from the sale of loans held for sale exceeded proceeds used in originations as refinance activity slowed, and in 2020 the opposite was true. In 2020 the origination of loans held for sale exceeded proceeds from the sale of loans held for sale which is the primary reason that operating cash flow is negative in 2020. Net cash used by investing activities was $159.1 million in 2021 primarily due to purchases of available for sale and held to maturity securities. Net cash used by investing activities was $382.8 million in 2020 primarily due to increases in loans, in particular PPP loans. Financing activities provided cash of $577.0 million in 2021 and $439.8 million in 2020. Financing activities provided cash in both 2021 and 2020 due to increases in deposits that were only partially offset by the payment of cash dividends to shareholders and the repurchase of shares of the Company's common stock.
    Throughout our history, the Company has periodically repurchased for cash a portion of its shares of common stock in the open market. The following table presents the amount of common shares repurchased and the weighted average price paid per share for the periods indicated:

Years Ending:	Common Shares Repurchased	Weighted Average Price
2021	279,276	$41.30
2020	327,000	$30.51
2019	347,676	$36.15
2018	15,468	$31.90
2017	58,341	$27.56
At December, 31, 2021, there were 33,724 shares available under the previously announced stock repurchase program. However, on January 28, 2022 the Company announced that its Board of Directors authorized the repurchase of up to an additional 300,000 shares of common stock. The Company intends to continue to repurchase our stock from time-to-time depending upon market conditions, but we can make no assurances that we will continue this program or that we will authorize additional shares for repurchase.
The table below shows the cumulative effect the repurchase of common shares since the inception of the Company on diluted earnings per share:

Years Ending:	Diluted EPS as Reported	Diluted EPS without Stock Repurchase
2021	$6.00	$4.79
2020	$5.11	$4.22
2019	$3.04	$2.59
2018	$2.86	$2.56
2017	$1.88	$1.69

Regulatory Capital Requirements: We are subject to minimum capital requirements.  Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies.  The requirements address both risk-based capital and leverage capital.  We believe as of December 31, 2021, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.
    The table below illustrates the capital requirements in effect in 2021 for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements.  Management intends to maintain capital ratios for the Bank in 2022 exceeding the FDIC’s new requirements for the “well-capitalized” classification.  The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering is included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our consolidated financial statements.  The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital.  As a result, the Company has $10 million more in regulatory capital than the Bank at December 31, 2021 and 2020, respectively, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

December 31, 2021
Total risk-based capital	8.00%	10.00%	14.79%	12.13%
Tier 1 risk-based capital	6.00%	8.00%	14.08%	11.42%
Common equity tier 1 capital	4.50%	6.50%	13.50%	11.43%
Leverage ratio	4.00%	5.00%	9.03%	7.31%

See Note 23 of the Consolidated Financial Statements included in Part II. Item 8 of this report for a detailed discussion of the capital ratios. The requirements for "well-capitalized" come from the Prompt Correction Action rules. See Part I. Item 1 Supervision and Regulation. These rules apply to the Bank but not to the Company. Under the rules of the Federal Reserve Bank, a bank holding company such as the Company is generally defined to be "well capitalized" if its Tier 1 risk-based capital ratio is 8.0% or more and its total risk-based capital ratio is 10.0% or more.

Critical Accounting Policies

    The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments as a result of the need to make "critical accounting estimates", which are estimates that involve estimation uncertainty that has had or is reasonably likely to have a material impact on the Company's financial condition or results of operations. Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements in Part II. Item 8 of this report. Not all of these significant accounting policies require management to make critical accounting estimates. Management believes that the following accounting policies would be considered critical under the SEC's definition. The following discussion is intended to supplement, but not duplicate, information provided in Note 1 in the Notes to Consolidated Financial Statements in Part II. Item 8 of this report for these policies.
    Allowance for Credit Losses Policy: The Company adopted CECL on January 1, 2021. The Company's Executive Loan Management Committee and Asset Liability Committee are both involved in monitoring various aspects of the Company's ACL methodology. The Company's Audit Committee provides board oversight of the ACL process and reviews and approves the ACL methodology on a quarterly basis.
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

Depending on the nature and size of the pool of financial assets with similar risk characteristics, the Company uses a discounted cash flow (“DCF”) method or a weighted average remaining life method to estimate expected credit losses quantitatively. The Company uses a DCF method for 8 of its 11 loan pools, which represent 97% of the amortized cost basis of total loan pools at December 31, 2021. The weighted average remaining life method is used for the remaining 3 loan pools primarily because loan level data constraints preclude the use of the DCF model.

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

The Company has identified the following pools of financial assets with similar risk characteristics for measuring expected credit losses under CECL as adopted by the Company on January 1, 2021:
Commercial & industrial - Commercial loans are loans for commercial, corporate and business purposes. The Company’s commercial business loan portfolio is comprised of loans for a variety of purposes and across a variety of industries. These loans include general commercial and industrial loans, loans to purchase capital equipment, and other business loans for working capital and operational purposes. Commercial loans are generally secured by accounts receivable, inventory and other business assets. Also included in commercial loans are our PPP loans originated during 2020 and 2021. The Company utilizes the DCF method to quantitatively estimate credit losses for this pool.

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

1-4 family residential properties secured by junior liens and revolving credit lines secured by 1-4 family first liens - This category of loans includes term loans primarily secured by junior liens on residential real estate and revolving credit lines that are secured by first liens on residential real estate. Home equity revolving lines of credit and home equity term loans are included in this group of loans. The Company utilizes the DCF method to quantitatively estimate credit losses for this pool.

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

    Valuation of goodwill and other intangibles:  Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis as of December 31. Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstances indicate impairment potentially exists. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumptions may result in additional impairment of all, or some portion of, goodwill or other intangible assets. The Company performed its annual goodwill impairment testing at December 31, 2021 and 2020 in accordance with the policy described in Note 1 to the financial statements included in Part II. Item 8 of this report.  At December 31, 2021, the Company performed its annual impairment test by performing a qualitative assessment. Significant positive inputs to the qualitative assessment included the Company’s increasing net income as compared to historical trends; the Company's increasing market share for deposits in our markets; results of regulatory examinations; peer comparisons of the Company's net interest margin; trends in the Company’s cash flows; improvements in the Alaskan economy in 2021; increases in the volume of mortgage originations in Alaska; increases in the Company's market share of mortgage originations; and increases in the Company's stock price. Significant negative inputs to the qualitative assessment included the muted pace of growth in the Alaska economy. We believe that the positive inputs to the qualitative assessment noted above outweigh the negative inputs for both of the Company's operating segments, and we therefore concluded that it is more likely than not that the fair value of the Company exceeds its carrying value at December 31, 2021 and that no potential impairment existed at that time.

    Valuation of OREO:  Other Real Estate Owned ("OREO") represents properties acquired through foreclosure or its equivalent.  Prior to foreclosure, the carrying value is adjusted to the fair value, less cost to sell, of the real estate to be acquired by an adjustment to the allowance for loan loss.  The amount by which the fair value less cost to sell is greater than the carrying amount of the loan plus amounts previously charged off is recognized in earnings.  Any subsequent reduction in the carrying value is charged against earnings. Management's evaluation of fair value is based on appraisals or discounted cash flows of anticipated sales. The amounts ultimately recovered from the sale of OREO may differ from the carrying value of the assets because of market factors beyond the Company's control or due to changes in the Company's strategies for recovering the investment.
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
    The Company uses derivatives in the Home Mortgage Lending segment, including commitments to originate residential mortgage loans at fixed prices, and it enters into forward delivery contracts to sell mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its residential mortgage loan commitments. The Company does not use derivatives outside of these activities in the Home Mortgage Lending segment to manage our interest rate risk exposures. However, the Company does enter into commercial loan interest rate swap agreements in its Community Banking segment in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Commercial loan interest rate swap agreements are offset with corresponding swap agreements with a third party swap dealer in order to offset the Company's exposure on the fixed component of the customer’s interest rate swap. Additional information regarding the Company’s customer interest rate swap program is presented in Note 20 of the Notes to Consolidated Financial Statements included in Part II. Item 8 of this report.
    The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets (which exclude nonaccrual loans) and interest-bearing liabilities at December 31, 2021. The amounts shown below could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Estimated maturity or repricing at December 31, 2021
(In Thousands)	Within 1 year	1-5 years	>5 years	Total
Interest -Earning Assets:
Interest bearing deposits in other banks	$625,022	$—	$—	$625,022
Investments securities and FHLB Stock	144,270	313,941	—	458,211
Loans	650,478	675,118	88,183	1,413,779
Loans held for sale	73,650	—	—	73,650
Total interest-earning assets	$1,493,420	$989,059	$88,183	$2,570,662
Percent of total interest-earning assets	58.09%	38.47%	3.43%	99.99%
Interest-Bearing Liabilities:
Interest-bearing demand accounts	$692,683	$—	$—	$692,683
Money market accounts	314,996	—	—	314,996
Savings accounts	348,164	—	—	348,164
Certificates of deposit	121,515	55,131	1,318	177,964
Securities sold under repurchase agreements	—	—	—	—
Borrowings	812	3,540	10,156	14,508
Junior subordinated debentures	—	—	10,310	10,310
Total interest-bearing liabilities	$1,478,170	$58,671	$21,784	$1,558,625
Percent of total interest-bearing liabilities	94.84%	3.76%	1.40%	100.00%
Interest sensitivity gap	$15,250	$930,388	$66,399	$1,012,037
Cumulative interest sensitivity gap	$15,250	$945,638	$1,012,037
Cumulative interest sensitivity gap as a percentage
of total interest-earning assets	0.6%	36.8%	39.4%

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
    While the analysis above sets forth the estimated maturity or repricing and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities, the following tables show the estimated impact on net interest income and net income at one and two year time horizons with instantaneous parallel rate shocks of up 400 basis points, up 300 basis points, up 200 basis points, up 100 basis points, and up 50 basis points. The Company did not perform analyses for rate shock scenarios where interest rates instantaneously drop as of December 31, 2021 because those scenarios do not produce meaningful results in the current low interest rate environment. Due to the various assumptions used for this modeling and potential balance sheet strategies management may implement to mitigate interest rate risk, no assurance can be given that projections will reflect actual results.

    The following table shows the estimated impact on net interest income under the stated interest rate scenarios:

	1st Year Change in net interest income from base scenario	Percentage change	2nd Year Change in net interest income from base scenario	Percentage change

(In Thousands)
Scenario:
Up 400 basis points	$22,226	31.06%	$30,206	43.61%
Up 300 basis points	$16,926	23.65%	$22,966	33.16%
Up 200 basis points	$11,235	15.70%	$15,302	22.09%
Up 100 basis points	$5,590	7.81%	$7,653	11.05%
Up 50 basis points	$4,552	6.36%	$5,730	8.27%
Up 25 basis points	$2,321	3.24%	$2,892	4.18%
Down 50 basis points	NM	NM	NM	NM
Down 100 basis points	NM	NM	NM	NM

    The following table shows the estimated impact on net income under the stated interest rate scenarios. The trends in the estimated impact on net income under the stated interest rate scenarios differ from the table above primarily due to the inclusion of the estimated impact of changes in other operating income and expense related to mortgage banking activities:

	1st Year Change in net income from base scenario	Percentage change	2nd Year Change in net income from base scenario	Percentage change

(In Thousands)
Scenario:
Up 400 basis points	$11,151	59.21%	$17,223	147.02%
Up 300 basis points	$10,187	54.09%	$14,757	125.97%
Up 200 basis points	$6,968	37.00%	$10,044	85.74%
Up 100 basis points	$3,786	20.10%	$5,342	45.61%
Up 50 basis points	$3,222	17.11%	$4,095	34.96%
Up 25 basis points	$1,841	9.77%	$2,260	19.29%
Down 50 basis points	NM	NM	NM	NM
Down 100 basis points	NM	NM	NM	NM

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Northrim BanCorp, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses effective January 1, 2021, due to the adoption of Accounting Standards Codification Topic 326: Financial Instruments – Credit Losses (“Topic 326”). The Company adopted the new credit loss standard using the modified retrospective approach such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

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

Allowance for Credit Losses - Loans

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses - loans balance was $11.7 million at December 31, 2021. The allowance for credit losses – loans is management’s best estimate of current expected credit losses in its loan portfolio and is estimated using either a discounted cash flow method or a weighted average remaining life method, depending on the nature and size of the loan pool. The estimate of current expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of loans. Historical loss experience is the starting point for estimating expected credit losses. Adjustments are made to historical loss experience to reflect differences in asset-specific risk characteristics using qualitative factors.

We identified management’s estimation and application of management’s forecast of economic conditions used in the calculation of probabilities of default in the allowance for credit losses – loans as a critical audit matter. The forecast of economic conditions component of the allowance for credit losses - loans is used to compare the conditions that existed during the historical period to current conditions and future expectations, and to make adjustments to the historical data accordingly. Auditing management’s judgments regarding the estimation and application of forecasted economic conditions portion of the allowance for credit losses - loans involved a high degree of subjectivity.

The primary procedures we performed to address the critical audit matters included:

•Testing the design, implementation, and operating effectiveness of controls relating to management’s calculation of the allowance for credit losses – loans, including controls over the estimation and application of forecast of economic conditions.

•Obtaining management’s analysis and supporting documentation related to the forecast of economic conditions used to determine the probabilities of default, and testing whether the forecasts of economic conditions used in the calculation of the allowance for credit losses on loans are reasonable and supportable.

•Testing the appropriateness of the methodology and assumptions used in the calculation of the allowance for credit losses – loans, and testing the calculation itself, including completeness and accuracy of the data used in the calculation, application of forecasted economic conditions used in the calculation of determining probabilities of default, and recalculation of the impact of the forecast on the allowance for credit losses – loans balance.

/s/ Moss Adams LLP

Everett, Washington
March 4, 2022

We have served as the Company’s auditor since 2010.

CONSOLIDATED FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$20,805	$23,304
Interest bearing deposits in other banks	625,022	92,661
Investment securities available for sale, at fair value	426,684	247,633
Marketable equity securities	8,420	9,052
Investment securities held to maturity, at amortized cost	20,000	10,000
Investment in Federal Home Loan Bank stock	3,107	2,551
Loans held for sale	73,650	146,178
Loans	1,413,886	1,444,050
Allowance for credit losses, loans	(11,739)	(21,136)
Net loans	1,402,147	1,422,914
Purchased receivables, net	6,987	13,922
Mortgage servicing rights, at fair value	13,724	11,218
Other real estate owned, net	5,638	7,289
Premises and equipment, net	37,164	38,102
Operating lease right-of-use assets	11,001	12,440
Goodwill	15,017	15,017
Other intangible assets, net	992	1,029
Other assets	54,361	68,488
Total assets	$2,724,719	$2,121,798
LIABILITIES
Deposits:
Demand	$887,824	$643,825
Interest-bearing demand	692,683	459,095
Savings	348,164	308,725
Money market	314,996	237,705
Certificates of deposit less than $250,000	100,851	92,047
Certificates of deposit $250,000 and greater	77,113	83,584
Total deposits	2,421,631	1,824,981
Borrowings	14,508	14,817
Junior subordinated debentures	10,310	10,310
Operating lease liabilities	10,965	12,378
Other liabilities	29,488	37,737
Total liabilities	2,486,902	1,900,223
COMMITMENTS AND CONTINGENCIES (NOTE 19)
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,014,813 and 6,251,004 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	6,015	6,251
Additional paid-in capital	31,162	41,808
Retained earnings	204,046	173,498
Accumulated other comprehensive (loss) income, net of tax	(3,406)	18
Total shareholders' equity	237,817	221,575
Total liabilities and shareholders' equity	$2,724,719	$2,121,798
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31, 2021, 2020, and 2019

(In Thousands, Except Share and Per Share Data)	2021	2020	2019
Interest and Dividend Income
Interest and fees on loans and loans held for sale	$79,241	$71,091	$62,150
Interest on investment securities available for sale	3,339	4,832	6,572
Dividends on marketable equity securities	440	466	439
Interest on investment securities held to maturity	1,037	18	—
Dividends on Federal Home Loan Bank stock	102	84	76
Interest on deposits in other banks	447	225	846
Total Interest Income	84,606	76,716	70,083
Interest Expense
Interest expense on deposits	3,077	5,279	4,961
Interest expense on securities sold under agreements to repurchase	—	—	40
Interest expense on borrowings	320	387	251
Interest expense on junior subordinated debentures	382	385	389
Total Interest Expense	3,779	6,051	5,641
Net Interest Income	80,827	70,665	64,442
(Benefit) provision for credit losses	(4,099)	2,432	(1,175)
Net Interest Income After (Benefit) Provision for Credit Losses	84,926	68,233	65,617
Other Operating Income
Mortgage banking income	42,144	52,635	24,201
Bankcard fees	3,389	2,837	2,976
Purchased receivable income	2,259	2,650	3,271
Service charges on deposit accounts	1,297	1,102	1,557
Interest rate swap income	452	949	964
Commercial servicing revenue	306	527	624
Gain on sale of marketable equity securities, net	67	98	—
Unrealized (loss) gain on marketable equity securities	(101)	61	911
Gain on sale of investment securities available for sale, net	—	—	23
Other income	2,450	2,469	2,819
Total Other Operating Income	52,263	63,328	37,346
Other Operating Expense
Salaries and other personnel expense	60,412	61,137	51,317
Data processing expense	8,567	7,668	7,128
Occupancy expense	7,078	6,624	6,607
Professional and outside services	2,801	3,157	2,531
Marketing expense	2,741	2,320	2,373
Insurance expense	1,593	1,228	557
Intangible asset amortization expense	37	48	60
Compensation expense - RML acquisition payments	—	—	468
OREO (income) expense, net of rental income and gains on sale	(432)	(242)	(193)
Other operating expense	6,399	7,174	5,990
Total Other Operating Expense	89,196	89,114	76,838
Income Before Provision for Income Taxes	47,993	42,447	26,125
Provision for income taxes	10,476	9,559	5,434
Net Income	$37,517	$32,888	$20,691
Earnings Per Share, Basic	$6.07	$5.18	$3.08
Earnings Per Share, Diluted	$6.00	$5.11	$3.04
Weighted Average Shares Outstanding, Basic	6,180,801	6,354,687	6,708,622
Weighted Average Shares Outstanding, Diluted	6,249,313	6,431,367	6,808,209
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2021, 2020, and 2019
2010

(In Thousands)	2021	2020	2019
Net income	$37,517	$32,888	$20,691
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized holding (losses) gains arising during the period	($5,564)	$411	$2,866
Reclassification of net gains included in net income (net of tax expense of $—, $—, and $7 in 2021, 2020, and 2019,
respectively)	—	—	(16)
Derivatives and hedging activities:
Unrealized holding gains (losses) during the period	780	(1,201)	(1,142)
Income tax benefit (expense) related to unrealized gains and losses	1,360	377	(757)
Other comprehensive (loss) income, net of tax	(3,424)	(413)	951
Comprehensive income	$34,093	$32,475	$21,642

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2021, 2020, and 2019

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Par Value
(In Thousands)
Balance at January 1, 2019	6,883	$6,883	$62,132	$137,452	($520)	$205,947
Cash dividend declared	—	—	—	(8,528)	—	(8,528)
Stock-based compensation expense	—	—	832	—	—	832
Exercise of stock options and vesting of restricted stock units, net	24	24	(231)	—	—	(207)
Repurchase of common stock	(348)	(348)	(12,221)	—	—	(12,569)
Other comprehensive income, net of tax	—	—	—	—	951	951
Net income	—	—	—	20,691	—	20,691
Balance at December 31, 2019	6,559	$6,559	$50,512	$149,615	$431	$207,117
Cash dividend declared	—	—	—	(8,866)	—	(8,866)
Stock-based compensation expense	—	—	943	—	—	943
Exercise of stock options and vesting of restricted stock units, net	19	19	(137)	—	—	(118)
Repurchase of common stock	(327)	(327)	(9,649)	—	—	(9,976)
Other comprehensive (loss), net of tax	—	—	—	—	(413)	(413)
Cumulative effect of adoption of accounting principles related to equity compensation expense	—	—	139	(139)	—	—
Net income	—	—	—	32,888	—	32,888
Balance at December 31, 2020	6,251	$6,251	$41,808	$173,498	$18	$221,575
Cash dividend declared	—	—	—	(9,369)	—	(9,369)
Stock-based compensation expense	—	—	1,073	—	—	1,073
Exercise of stock options and vesting of restricted stock units, net	43	43	(464)	—	—	(421)
Repurchase of common stock	(279)	(279)	(11,255)	—	—	(11,534)
Other comprehensive (loss), net of tax	—	—	—	—	(3,424)	(3,424)
Cumulative effect of adoption of ASU 2016-13	—	—	—	2,400	—	2,400
Net income	—	—	—	37,517	—	37,517
Balance at December 31, 2021	6,015	$6,015	$31,162	$204,046	($3,406)	$237,817

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2021, 2020, and 2019

(In Thousands)	2021	2020	2019
Operating Activities:
Net income	$37,517	$32,888	$20,691
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on sale of securities, net	(67)	(98)	(23)
Loss on sale of premises and equipment	—	22	—
Depreciation and amortization of premises	3,276	3,147	2,986
Amortization of software	1,161	1,104	1,019
Intangible asset amortization	37	48	60
Amortization of investment security premium, net of discount accretion	529	19	(15)
Unrealized loss (gain) on marketable equity securities	101	(61)	(911)
Deferred tax (income) expense	(1,298)	555	711
Stock-based compensation	1,073	943	832
Deferral of loan fees and amortization, net of costs	(192)	6,650	598
Provision (benefit) for credit losses	(4,099)	2,432	(1,175)
Benefit for purchased receivables	—	(21)	(96)
Additions to home mortgage servicing rights carried at fair value	(6,088)	(4,824)	(3,707)
Change in fair value of home mortgage servicing rights carried at fair value	3,582	5,526	2,608
Change in fair value of commercial servicing rights carried at fair value	437	99	(6)
Gain on sale of loans	(36,436)	(46,258)	(19,813)
Proceeds from the sale of loans held for sale	1,227,150	1,263,325	670,986
Origination of loans held for sale	(1,118,186)	(1,295,411)	(684,297)
Gain on sale of other real estate owned	(685)	(391)	(380)
Net changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	1,133	(3,467)	305
Decrease (increase) in other assets	12,739	(15,096)	6,395
(Decrease) increase in other liabilities	(9,695)	12,415	2,411
Net Cash Provided (Used) by Operating Activities	111,989	(36,454)	(821)
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(320,501)	(160,423)	(132,104)
Purchases of marketable equity securities	(493)	(1,552)	—
Purchases of FHLB stock	(573)	(5,931)	(880)
Purchases of investment securities held to maturity	(10,000)	(10,000)	—
Proceeds from sales/calls/maturities of securities available for sale	135,365	189,323	130,482
Proceeds from sales of marketable equity securities	1,084	601	229
Proceeds from redemption of FHLB stock	17	5,518	843
Decrease (increase) in purchased receivables, net	6,935	10,472	(9,871)
Decrease (increase) in loans, net	28,975	(408,365)	(58,879)
Proceeds from sale of other real estate owned	2,610	797	1,299
Purchases of software	(170)	(416)	(721)
Purchases of premises and equipment	(2,338)	(2,849)	(2,318)
Net Cash (Used) Provided by Investing Activities	(159,089)	(382,825)	(71,920)
Financing Activities:
Increase in deposits	596,650	452,630	144,263
(Decrease) increase in securities sold under repurchase agreements	—	—	(34,278)
Proceeds from borrowings	—	110,610	1,817
Repayments of borrowings	(309)	(104,684)	(167)
Proceeds from the issuance of common stock	1,543	84	73
Repurchase of common stock	(11,534)	(9,976)	(12,569)
Cash dividends paid	(9,388)	(8,844)	(8,512)
Net Cash Provided by Financing Activities	576,962	439,820	90,627
Net Change in Cash and Cash Equivalents	529,862	20,541	17,886
Cash and Cash Equivalents at Beginning of Year	115,965	95,424	77,538
Cash and Cash Equivalents at End of Year	$645,827	$115,965	$95,424

Supplemental Information:
Income taxes paid	$6,380	$7,790	$1,658
Interest paid	$3,813	$6,009	$5,640
Noncash commitments to invest in Low Income Housing Tax Credit Partnerships	$—	$—	$11,267
Transfer of loans to other real estate owned	$274	$652	$—
Loans made to facilitate sales of other real estate owned	$1,012	$—	$—
Non-cash lease liability arising from obtaining right of use assets	$79	$370	$1,234
Cash dividends declared but not paid	$92	$98	$89
Cumulative effect adjustment to retained earnings	$2,400	($139)	$—

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -    Summary of Significant Accounting Policies
Nature of Operations: Northrim BanCorp, Inc. (the “Company”), is a publicly traded bank holding company headquartered in Anchorage, Alaska that is primarily engaged in the delivery of business and personal banking services through its wholly-owned banking subsidiary, Northrim Bank ("the Bank"). The Bank also engages in retail mortgage origination services through its wholly-owned subsidiary, Residential Mortgage Holding Company, LLC, the parent company of Residential Mortgage, LLC (collectively “RML”). Additionally, the Bank through its wholly-owned subsidiary, Northrim Funding Services ("NFS"), operates a factoring division in Bellevue, Washington.  Related companies include Pacific Wealth Advisors, LLC (“PWA”) and Homestate Mortgage Company, LLC ("Homestate"). The Company has an equity investment in PWA through its wholly owned subsidiary, Northrim Investment Services Company ("NISC"), and the Company has an equity investment in Homestate through RML.
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
Consolidation: The Company consolidates affiliates in which we have a controlling interest. The accompanying consolidated financial statements include the accounts of the Company, the Bank, RML, and NISC.  Significant intercompany balances have been eliminated in consolidation. As of December 31, 2021, the Company had one wholly-owned business trust subsidiary, Northrim Statutory Trust 2 ("Trust 2") that was formed to issue trust preferred securities and related common securities of Trust 2. The Company has not consolidated the accounts of Trust 2 in its consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to Trust 2 are reflected on the Company’s consolidated balance sheet as junior subordinated debentures. The Company has determined that PWA and Homestate are not variable interest entities and therefore, the Company does not consolidate the balance sheets and income statements of PWA or Homestate into its financial statements. The Company owns a 24% interest in PWA and a 30% interest in Homestate Mortgage Company, LLC, and these investments are accounted for as equity method investments. Results of PWA and Homestate are included in "Other income" in our Consolidated Statements of Income. Investments in other companies are presented on a one-line basis in the caption “Other assets” in our Consolidated Balance Sheets.
Operating Segments: In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM"), or decision making group, in deciding how to allocate resources and in assessing performance. The Company uses the "management approach" in determining reportable operating segments. The management approach considers the internal organization and reporting used the by the Company's CODM for making operating decisions and assessing performance as the source for determining the Company's reportable segments. Management, including the CODM, review operating results by the revenue of different services. For the year ended December 31, 2021 and 2020, the Company has two operating business lines; Community Banking and Home Mortgage Lending. Information about the Company's operating segments is included in Note 26 of the Notes to the Company's Consolidated Financial Statements included in Part II. Item 8 of this report.
Reclassifications: Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity.
Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2021 for potential recognition or disclosure.
Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with other banks, federal funds sold, and securities with original maturities of less than 90 days at acquisition.

Equity Securities: Marketable equity securities are stated at fair value. Changes in fair value are included in "Unrealized gain (loss) on marketable equity securities" in our Consolidated Statements of Income.
Non-marketable equity securities are accounted for under the equity method of accounting and are included in other assets in our Consolidated Balance Sheets. The Company performs an impairment analysis on it's non-marketable equity securities when events or circumstances indicate impairment potentially exists.
Investment Securities: Debt securities are classified as available for sale if the Company intends and has the ability to hold those securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell a debt security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Premiums and discounts are amortized over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.
Securities available for sale are stated at fair value. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Unrealized holding gains or losses are included in other comprehensive income as a separate component of shareholders' equity, net of tax.
    Held to maturity securities are stated at cost, adjusted for amortization of premium and accretion of discount on a level-yield basis.  The Company has the ability and intent to hold these securities to maturity.
    The Company amortizes purchase premiums for callable debt securities to the earliest call date and discounts are accreted over the contractual life.
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

The ACL on held to maturity securities is estimated on a collective basis by major security type. At December 31, 2021, the Company’s held to maturity securities consisted of investments in corporate bonds. Expected credit losses for these securities are estimated using a discounted cash flow ("DCF") methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

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
Loans held for sale:  The Company designates loans held for sale as either carried at fair value or the lower of cost or fair value at loan level at origination. Loans held for sale include residential mortgage loans that have been originated for sale in the secondary market. Related gains or losses on the sale of these loans are recognized in mortgage banking income.

Loans: Loans are carried at their principal amount outstanding, net of charge-offs, unamortized fees, and direct loan origination costs.  Loan origination fees received in excess of direct origination costs are deferred and accreted to interest income using the interest method in accordance with ASC 310 over the life of the loan. Loan balances are charged-off to the ACL when management believes that collection of principal is unlikely.  Interest income on loans is accrued and recognized on the principal amount outstanding except for loans in a nonaccrual status.  All classes of loans are placed on nonaccrual when management believes doubt exists as to the collectability of the interest or principal.  Cash payments received on nonaccrual loans are directly applied to the principal balance. Generally, a loan may be returned to accrual status when the delinquent principal and interest is brought current in accordance with the terms of the loan agreement and certain ongoing performance criteria have been met. Loans are reported as past due when installment payments, interest payments, or maturity payments are past due based on contractual terms.
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
The Company classifies fair value measurements on loans as level 3 valuations in the fair value hierarchy because of their use of unobservable inputs.
Acquired Loans: Loans purchased without more-than-insignificant credit deterioration are recorded at their fair value at the acquisition date. Loans purchased with more-than-insignificant credit deterioration will be recorded with their applicable allowance for credit loss to determine amortized cost basis.
Allowance for Credit Losses - Loans: Under the current expected credit loss model adopted by the Company on January 1, 2021, the ACL on loans is a valuation allowance estimated at each balance sheet date that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.
The Company estimates the ACL on loans based on the underlying assets’ amortized cost basis, which is the amount at which the loan is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of ACL.

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

The Company measures expected credit losses of financial assets on a collective (pool) basis, when the financial assets share similar risk characteristics. Depending on the nature and size of the pool of financial assets with similar risk characteristics, the Company uses either a DCF method or a weighted average remaining life method to estimate expected credit losses quantitatively. The weighted average remaining life method uses exposure at default, along with the expected credit losses adjusted for prepayments to calculate the required allowance. The Company utilizes peer historical loss data to estimate credit losses under the weighted average remaining life method. Under the DCF method, the Company utilizes complex models to obtain reasonable and supportable forecasts to calculate two predictive metrics, the probability of default ("PD") and loss given default ("LGD"). Under the DCF method the combination of adjustments for the credit expectations PD and LGD, and timing expectations (prepayment, curtailment, and time to recovery), produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value of expected cash flows (“NPV”). An ACL is established for the difference between the instrument’s NPV and amortized cost basis.

In addition to the quantitative portion of the ACL derived using either the DCF or weighted average remaining life method, the Company also considers the effects of the qualitative factors in its calculation of expected losses in the loan portfolio. The qualitative factor methodology is based on quantitative metrics, but also includes a high degree of subjectivity and changes in any of the metrics could have a significant impact on our calculation of the allowance.

Loans that do not share risk characteristics with other loans in the portfolio are individually evaluated for expected credit losses and are not included in the collective evaluation. Loans are identified for individual evaluation during regular credit reviews of the portfolio. A loan is generally identified for individual evaluation when management determines that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan for individual evaluation, we measure expected credit losses using DCF, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of DCF. The analysis of collateral dependent loans includes external appraisals or in-house evaluations on loans secured by real property, management’s assessment of the current market, recent payment history and an evaluation of other sources of repayment. The Company’s determination of which method to use is based upon several factors. The Company takes into account compliance with legal and regulatory guidelines, the amount of the loan, the estimated value of the collateral, the location and type of collateral to be valued, and how critical the timing of completion of the analysis is to the assessment of value. Those factors are balanced with the level of internal expertise, internal experience, and market information available, versus external expertise available such as qualified appraisers, brokers, auctioneers, and equipment specialists. The Company uses external appraisals to estimate fair value for projects that are not fully constructed as of the date of valuation. These projects are generally valued as if complete, with an appropriate allowance for cost of completion, including contingencies developed from external sources such as vendors, engineers, and contractors.

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

If we determine that the value of an individually evaluated loan is less than the recorded investment in the loan, we either recognize an allowance for credit losses specific to that loan, or charge-off the deficit balance on collateral dependent loans if it is determined that such amount represents a confirmed loss. Subsequent changes in the expected credit losses for loans evaluated individually are included within the provision for credit losses in the same manner in which the expected credit loss initially was recognized or as a reduction in the provision that would otherwise be reported.

Paycheck Protection Program ("PPP") and other loans guaranteed by the U.S. government: With the passage of the PPP, the Company has actively participated in assisting its customers with applications for loans through the program. Loans funded through the PPP program are fully guaranteed by the U.S. government subject to certain representations and warranties. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans. ASC 326 requires credit enhancements that mitigate credit losses, such as the U.S. government guarantee on PPP loans, to be considered in estimating credit losses. The guarantee is considered “embedded” and, therefore, is considered when estimating credit loss on the PPP loans and other loans guaranteed by the U.S. government. Given that the loans are fully guaranteed by the U.S. government and absent any specific loss information on any of our guaranteed loans, the Company does not carry an ACL on its PPP and other loans guaranteed by the U.S. government.

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
Other Real Estate Owned: OREO represents properties acquired through foreclosure or its equivalent. Prior to foreclosure, the carrying value is adjusted to the fair value, less cost to sell, of the real estate to be acquired by an adjustment to the Allowance. Management’s evaluation of fair value is based on appraisals or discounted cash flows of anticipated sales. After foreclosure, any subsequent reduction in the carrying value is charged against earnings. Operating expenses associated with OREO are charged to earnings in the period they are incurred. Operating expenses associated with OREO are recorded net of rental income and gain on sales associated with OREO.
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
Goodwill and Other Intangible Assets: Intangible assets are comprised of goodwill and other intangibles acquired in business combinations. Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective useful lives, and are also reviewed for impairment. Amortization of intangible assets is included in other operating expense in the Consolidated Statements of Income. The Company performs a goodwill impairment analysis at each reporting unit on an annual basis. Additionally, the Company performs a goodwill impairment evaluation on an interim basis when events or circumstances indicate impairment potentially exists.
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
Other Assets: Other assets include purchased software and prepaid expenses. Purchased software is carried at amortized cost and is amortized using the straight-line method over its estimated useful life or the term of the agreement. Also included in other assets is the net deferred tax asset, bank owned life insurance carried at cash surrender value, net of premium charges, accrued interest receivable, taxes receivable, and rate lock derivatives.
Derivatives: The Company records all derivatives on the Consolidated Balance Sheets at fair value. The accounting for change in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate the derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Interest rate swaps that are designated as a cash flow hedge and satisfy the hedge accounting requirements involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. For derivatives which are designed as cash flow hedges and satisfy hedge accounting requirements, the effective portion of changes in the fair value of the derivative is recorded in accumulated other comprehensive income (loss). The fair value of the Company's derivatives is determined using DCF analysis using observable market based inputs. The Company considers all free-standing derivatives not designated in a hedging relationship as economic hedges and recognizes these derivatives as either assets or liabilities in the balance sheet. These assets and liabilities are measured at fair value, and changes in fair value are recorded in earnings. By using derivatives, the Company is exposed to counterparty credit risk, which is the risk that counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, our counterparty credit risk is equal to the amount reported as a derivative asset on our balance sheet, net of cash collateral received. We minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. For derivative instruments executed with the same counterparty under a master netting arrangement, we do not offset fair value amounts of interest rate swaps in liability positions with interest rate swaps in asset positions. For further detail, see Note 20 of the notes to the Company's Consolidated Financial Statements included in Part II. Item 8 of this report.
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
Revenue Recognition: The majority of the Company's revenues come from interest income on loans and investment securities, as well as other non-interest income including mortgage banking income, bankcard fees, purchased receivable income, and service charges on deposits. The Company recognizes income in accordance with the applicable accounting guidance for these revenue sources. The Company's revenues that are within the scope of ASC Topic 606 are presented within other operating income and include bankcard fees, service charges on deposits, and other non-interest income including merchant services fees, commissions from sales of mutual funds and other investments, safety deposit box rental fees, bank check and other check fees, and other miscellaneous revenue streams.
Revenue within the contracts with customers guidance is recognized when obligations under the terms of a contract with customers are satisfied. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. When the amount of consideration is variable, the Company will only recognize revenue to the extent that it is probable that the cumulative amount recognized will not be subject to a significant reversal in the future. Substantially all of the Company's contracts with customers have expected durations of one year or less and payments are typically due when or as the services are rendered or shortly thereafter. When third parties are involved in providing services to customers, the Company recognizes revenue on a gross basis when it has control over those services being provided to the customer; otherwise, revenue is recognized for the net amount of any fee or commission.
Advertising: Advertising, promotion, and marketing costs are expensed as incurred. The Company reported total expenses in these areas of $2.7 million, $2.3 million, and $2.4 million for each of the years ending December 31, 2021, 2020, and 2019, respectively.
Stock Incentive Plans: The Company has stock-based employee compensation plans as more fully discussed in Note 22, Stock-Based Compensation to the Company's Consolidated Financial Statements included in Part II. Item 8 of this report. Compensation cost is recognized for stock options and restricted stock units issued to employees based on the fair value of these awards at the date of grant. A Black Scholes model is utilized to estimate the fair value of stock options, while the market price for the Company's common stock at the date of grant issued is utilized for restricted stock awards. The Company recognizes compensation expense over the vesting period of each award. The Company's accounting policy changed during the year ended December 31, 2020 and now recognizes forfeitures as they occur.
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
Earnings Per Share: Earnings per share is calculated using the weighted average number of shares and dilutive common stock equivalents outstanding during the period. Stock options and restricted stock units, as described in Note 22 of the notes to the Company's Consolidated Financial Statements included in Part II. Item 8 of this report, are considered to be common stock equivalents. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Anti-dilutive shares outstanding related to options to acquire common stock for the year ended December 31, 2020 totaled 45,062. There were no anti-dilutive shares outstanding related to options to acquire common stock in 2021 or 2019.
    Information used to calculate earnings per share was as follows:

(In Thousands)	2021	2020	2019
Net income	$37,517	$32,888	$20,691
Basic weighted average common shares outstanding	6,181	6,355	6,709
Dilutive effect of potential common shares from awards granted under equity incentive program	68	76	99
Total	6,249	6,431	6,808
Earnings per common share
Basic	$6.07	$5.18	$3.08
Diluted	$6.00	$5.11	$3.04

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
    At December 31, 2021 and 2020, the Company had $572.7 million and $728.2 million, respectively, in commercial and construction loans.  At December 31, 2021, commercial loans included $118.2 million in PPP loans administered by the U.S. Small Business Administration ("SBA"). Additionally, the Company continues to have a concentration in large borrowing relationships.  At December 31, 2021, 33% of the Company’s loan portfolio is attributable to 32 large borrowing relationships.  The Company has additional unfunded commitments to these borrowers of $153.3 million at December 31, 2021.
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
Recent Accounting Pronouncements
    Accounting pronouncements implemented in 2021
    In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13” or “CECL”). ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. Under ASU 2016-13 financial institutions and other organizations will use forward-looking information to better inform their credit loss estimates but will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. ASU 2016-13 requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.
ASU 2016-13 is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2019, and must be applied prospectively. However, on October 16, 2019 the FASB voted to delay ASU 2016-13 for Smaller Reporting Companies. The Company had elected Small Reporting Company status, which changes the effective date for ASU 2016-13 for the Company to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2022. Early application was permitted for specified periods. The Company elected to early adopt ASU 2016-13 on January 1, 2021 after finalizing data and model validation and our internal governance framework. The guidance was applied on a modified retrospective basis with the cumulative effect of initially applying the amendments recognized in retained earnings at January 1, 2021. However, certain provisions of the guidance are only required to be applied on a prospective basis.
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

LIBOR is a widely-referenced benchmark rate, which is published in five currencies and a range of tenors, and seeks to estimate the cost at which banks can borrow on an unsecured basis from other banks. The administrator of LIBOR, ICE Benchmark Administration, published a consultation in December 2020 regarding its intention to cease the publication of LIBOR after December 31, 2021, with the exception of certain tenors of U.S. dollar (USD) LIBOR that it proposed would remain available for use in legacy contracts or as otherwise enumerated by financial regulators until June 30, 2023. The Company has some assets and liabilities referenced to LIBOR, such as commercial loans, derivatives, debt securities, and junior subordinated debentures. As of December 31, 2021, we had approximately $180.5 million of assets, including $102.2 million in commercial loans and $78.1 million in debt securities, and $10.0 million of liabilities in the form of our junior subordinated debentures linked to USD LIBOR. These amounts exclude derivative assets and liabilities on our consolidated balance sheet. As of December 31, 2021, the notional amount of our USD LIBOR-linked interest rate derivative contracts was $143.2 million. Of this amount, $71.6 million in notional value represent commercial loan interest rate swap agreements with commercial banking customers. An additional $71.6 million in notional value represent corresponding swap agreements with third party financial institutions that offset the commercial loan swaps. Swap agreements with third party institutions are $81.6 million, including an interest rate swap agreement for $10.0 million in notional value related to our junior subordinated debentures. Each of the USD LIBOR-linked amounts referenced above are expected to vary in future periods as current contracts expire with potential replacement contracts using an alternative reference rate.

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

ASU 2021-01 is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 2 – Cash and Due from Banks
    The Company is no longer required to maintain minimum cash balances or deposits with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank").
    The Company is required to maintain a $300,000 balance with a correspondent bank for outsourced servicing of ATMs.
    The Company is required to maintain a $100,000 and $2.8 million balance with a correspondent bank to collateralize the initial margin and the fair value exposure of one of its interest rate swaps, respectively.

NOTE 3 - Interest Bearing Deposits in Other Banks
    All interest bearing deposits in other banks have a maturity of one year or less.  Balances at December 31 for the respective years are as follows:

(In Thousands)	2021	2020
Interest bearing deposits at Federal Reserve Bank	$622,034	$54,488
Interest bearing deposits at FHLB	138	133
Other interest bearing deposits at other institutions	2,850	38,040
Total	$625,022	$92,661

NOTE 4 - Investment Securities
Marketable Equity Securities
The Company held marketable equity securities with fair values of $8.4 million and $9.1 million at December 31, 2021 and 2020, respectively. The gross realized and unrealized gains (losses) recognized on marketable equity securities in other operating income in the Company's Consolidated Statements of Income for the periods indicated were as follows:

(In Thousands)	2021	2020	2019
Unrealized (loss) gain on marketable equity securities	($101)	$61	$911
Gain on sale of marketable equity securities, net	67	98	—
Total	($34)	$159	$911
Debt securities
Debt securities have been classified in the financial statements as available for sale or held to maturity. The following table summarizes the amortized cost, estimated fair value, and ACL of debt securities and the corresponding amounts of gross unrealized gains and losses of available for sale securities recognized in accumulated other comprehensive income (loss) and unrecognized gains and losses of held to maturity securities at the periods indicated:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2021
Securities available for sale
U.S. Treasury and government sponsored entities	$345,514	$333	($4,367)	$—	$341,480
Municipal securities	820	20	—	—	840
Corporate bonds	32,721	302	(77)	—	32,946
Collateralized loan obligations	51,431	9	(22)	—	51,418
Total securities available for sale	$430,486	$664	($4,466)	$—	$426,684

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Securities held to maturity
Corporate bonds	$20,000	$—	($836)	$19,164
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$20,000	$—	($836)	$19,164

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Securities available for sale
U.S. Treasury and government sponsored entities	$173,318	$1,330	($47)	$174,601
Municipal securities	820	36	—	856
Corporate bonds	29,951	546	(5)	30,492
Collateralized loan obligations	41,782	44	(142)	41,684
Total securities available for sale	$245,871	$1,956	($194)	$247,633
Securities held to maturity
Corporate bonds	$10,000	$—	$—	$10,000
Total securities held to maturity	$10,000	$—	$—	$10,000

    Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2021 and 2020, were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2021
Securities Available for Sale
U.S. Treasury and government sponsored entities	$292,845	($4,012)	$21,743	($355)	$314,588	($4,367)
Corporate bonds	4,953	(77)	—	—	4,953	(77)
Collateralized loan obligations	29,470	(22)	—	—	29,470	(22)
Total	$327,268	($4,111)	$21,743	($355)	$349,011	($4,466)
2020
Securities Available for Sale
U.S. Treasury and government sponsored entities	$31,270	($47)	$—	$—	$31,270	($47)
Corporate bonds	3,198	(5)	—	—	3,198	(5)
Collateralized loan obligations	23,670	(118)	2,967	(24)	26,637	(142)
Total	$58,138	($170)	$2,967	($24)	$61,105	($194)

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

At December 31, 2021 and 2020, there were 41 and 12 available for sale securities in an unrealized loss position without an ACL, respectively, that have been in a loss position for less than twelve months. There were 3 and 1 available for sale securities without an ACL with unrealized losses at December 31, 2021 and 2020, respectively, that have been at a loss position for more than twelve months. At December 31, 2021 and 2020, there were two and no held to maturity securities in an unrealized loss position without an ACL, respectively, that have been in a loss position for less than twelve months. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2021, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company's Consolidated Statements of Income.

    At December 31, 2021 and 2020, $59.5 million and $77.9 million in securities were pledged for deposits and borrowings, respectively.

    The amortized cost and fair values of available for sale and held to maturity debt securities at December 31, 2021, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. Treasury and government sponsored entities
Within 1 year	$4,999	$5,041	2.80%
1-5 years	340,515	336,439	0.79%
Total	$345,514	$341,480	0.82%
Corporate bonds
1-5 years	$37,691	$37,912	2.41%
5-10 years	15,030	14,953	6.50%
Total	$52,721	$52,865	2.81%
Collateralized loan obligations
1-5 years	$5,000	$5,000	1.65%
5-10 years	46,431	46,418	1.39%
Total	$51,431	$51,418	1.42%
Municipal securities
1-5 years	820	840	2.14%
Total	$820	$840	2.14%

    The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the years ending December 31, 2021, 2020, and 2019, respectively, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
2021
Available for sale securities	$—	$—	$—
2020
Available for sale securities	$—	$—	$—
2019
Available for sale securities	$4,219	$23	$—

    A summary of interest income for the years ending December 31, 2021, 2020, and 2019 on available for investment securities is as follows:

(In Thousands)	2021	2020	2019
U.S. Treasury and government sponsored entities	$2,203	$3,396	$4,170
Other	1,118	1,354	2,282
Total taxable interest income	$3,321	$4,750	$6,452
Municipal securities	$18	$82	$120
Total tax-exempt interest income	$18	$82	$120
Total	$3,339	$4,832	$6,572

NOTE 5 - Loans and Allowance for Credit Losses
Loans Held for Sale
Loans held for sale are comprised entirely of 1-4 family residential mortgage loans as of December 31, 2021 and 2020.
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

(In Thousands)	Pre-ASU 2016-13
Commercial loans	$780,058
Real estate construction one-to-four family	38,467
Real estate construction other	80,315
Real estate term owner occupied	163,597
Real estate term non-owner occupied	309,074
Real estate term other	46,620
Consumer secured by 1st deeds of trust	15,585
Consumer other	22,069
Subtotal	1,455,785
Unearned loan fees, net	(11,735)
Total portfolio loans	$1,444,050

Post-ASU 2016-13
Commercial & industrial loans	$619,304
Commercial real estate:
Owner occupied properties	234,364
Non-owner occupied and multifamily properties	394,860
Residential real estate:
1-4 family residential properties secured by first liens	33,463
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	18,114
1-4 family residential construction loans	32,760
Other construction, land development and raw land loans	84,352
Obligations of states and political subdivisions in the US	15,274
Agricultural production, including commercial fishing	13,093
Consumer loans	5,794
Other loans	4,407
Subtotal	$1,455,785
Unearned loan fees, net	($11,735)
Total portfolio loans	$1,444,050

The following table presents amortized cost and unpaid principal balance of loans for the periods indicated:

	December 31, 2021			December 31, 2020
(In Thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial & industrial loans	$448,338	$454,106	($5,768)	$612,254	$619,304	($7,050)
Commercial real estate:
Owner occupied properties	300,200	301,623	(1,423)	233,320	234,363	(1,043)
Non-owner occupied and multifamily properties	435,311	438,631	(3,320)	392,452	394,860	(2,408)
Residential real estate:
1-4 family residential properties secured by first liens	32,542	32,602	(60)	33,415	33,510	(95)
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	19,610	19,489	121	18,236	18,114	122
1-4 family residential construction loans	36,222	36,542	(320)	32,500	32,760	(260)
Other construction, land development and raw land loans	88,094	88,604	(510)	83,463	84,351	(888)
Obligations of states and political subdivisions in the US	16,403	16,565	(162)	15,318	15,274	44
Agricultural production, including commercial fishing	27,959	28,082	(123)	12,968	13,093	(125)
Consumer loans	4,801	4,763	38	5,734	5,794	(60)
Other loans	4,406	4,422	(16)	4,390	4,407	(17)
Total	1,413,886	1,425,429	(11,543)	1,444,050	1,455,830	(11,780)
Allowance for credit losses	(11,739)			(21,136)
	$1,402,147	$1,425,429	($11,543)	$1,422,914	$1,455,830	($11,780)
The difference between the amortized cost and unpaid principal balance is primarily net deferred origination fees totaling $11.5 million and $11.7 million at December 31, 2021 and 2020, respectively, and premiums and discounts associated with acquired loans totaling $0 and $47,000 at December 31, 2021 and 2020, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $5.5 million and $7.1 million at December 31, 2021 and 2020, respectively, and was included in other assets in the Consolidated Balance Sheets.
Amortized cost in the above table includes $118.2 million and $304.6 million as of December 31, 2021 and 2020, respectively, in PPP loans administered by the SBA within the Commercial & industrial loan segment.
At December 31, 2021, approximately 75% of the Company’s loans, excluding PPP loans, are secured by real estate and 1% are unsecured. Approximately 24% are for general commercial uses, including professional, retail, and small businesses.  Repayment is expected from the borrowers’ cash flow or, secondarily, the collateral.  The Company’s exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is determined to be of no value.

Allowance for Credit Losses
The activity in the ACL related to loans held for investment is as follows:

	Beginning Balance	Impact of adopting ASC 326	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2021
Commercial	$7,973	($7,973)	$—	$—	$—	—
Real estate construction 1-4 family	679	(679)	—	—	—	—
Real estate construction other	1,179	(1,179)	—	—	—	—
Real estate term owner occupied	2,625	(2,625)	—	—	—	—
Real estate term non-owner occupied	5,133	(5,133)	—	—	—	—
Real estate term other	779	(779)	—	—	—	—
Consumer secured by 1st deed of trust	261	(261)	—	—	—	—
Consumer other	400	(400)	—	—	—	—
Unallocated	2,107	(2,107)	—	—	—	—
Commercial & industrial loans	—	4,348	(122)	(1,452)	253	3,027
Commercial real estate:
Owner occupied properties	—	3,579	(412)	—	9	3,176
Non-owner occupied and multifamily properties	—	4,944	(2,014)	—	—	2,930
Residential real estate:
1-4 family residential properties secured by first liens	—	673	(234)	—	—	439
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	419	(242)	—	38	215
1-4 family residential construction loans	—	454	(334)	—	—	120
Other construction, land development and raw land loans	—	1,994	(359)	—	—	1,635
Obligations of states and political subdivisions in the US	—	44	(12)	—	—	32
Agricultural production, including commercial fishing	—	49	11	—	31	91
Consumer loans	—	118	(65)	—	14	67
Other loans	—	3	4	—	—	7
Total	$21,136	($4,511)	($3,779)	($1,452)	$345	$11,739

	Beginning Balance	Provision (benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2020
Commercial	$6,604	$1,680	($1,021)	$710	$7,973
Real estate construction 1-4 family	643	36	—	—	679
Real estate construction other	1,017	162	—	—	1,179
Real estate term owner occupied	2,188	522	(85)	—	2,625
Real estate term non-owner occupied	5,180	(47)	—	—	5,133
Real estate term other	671	106	—	2	779
Consumer secured by 1st deed of trust	270	(9)	—	—	261
Consumer other	436	(46)	(15)	25	400
Unallocated	2,079	28	—	—	2,107
Total	$19,088	$2,432	($1,121)	$737	$21,136

As of December 31, 2021 the ACL decreased to $11.7 million. The Company primarily uses a DCF method to estimate ACL for loans. The Company utilizes and forecasts unemployment in Alaska as the primary loss driver in the DCF model. The Company also utilizes and forecasts either the one-year percentage change in the Alaska home price index or the one-year percentage change in the national commercial real estate price index as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses. Consistent forecasts of the loss drivers are used across the loan segments.
At December 31, 2021, as compared to January 1, 2021, the Company forecasted a significantly lower unemployment rate in Alaska, a slightly higher one-year percentage change in the national commercial real estate price index, and a higher one-year percentage change in the Alaska home price index over the reasonable and supportable forecast period. Specifically regarding the forecasts used to calculate the December 31, 2021 ACL, management expects unemployment to decline each quarter in 2022 as compare to actual levels observed in Alaska as of December 2021. This rate is still above pre-pandemic levels over the forecast period, but is lower than rates previously projected by management.
The Company also applies qualitative factors in our CECL model, and these factors also improved as of December 31, 2021 as compared to January 1, 2021 due to increases in oil prices. Additionally, the ACL for individually impaired loans decreased during the 2021 due to pay downs. These factors, which decreased the ACL during 2021, were only partially offset by an increase in loan balances.
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
The following table presents average impaired loans information, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13, and interest recognized on such loans, for the year ended December 31, 2020:

(In Thousands)	Average Impaired Loans	Interest Recognized
Commercial	$10,964	$147
Real estate construction 1-4 family	781	—
Real estate construction other	—	—
Real estate term owner occupied	6,739	125
Real estate term non-owner occupied	562	29
Real estate term other	1,551	20
Consumer secured by 1st deed of trust	299	12
Consumer other	86	—
Total	$20,982	$333
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

December 31, 2021	2021	2020	2019	2018	2017	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$227,376	$54,478	$29,846	$37,339	$23,205	$44,554	$416,798
Classified	18,853	714	3,564	3,118	517	4,774	31,540
Total commercial & industrial loans	$246,229	$55,192	$33,410	$40,457	$23,722	$49,328	$448,338

Commercial real estate:
Owner occupied properties
Pass	$81,533	$83,975	$39,254	$14,841	$14,452	$57,717	$291,772
Classified	—	1,399	—	522	—	6,507	8,428
Total commercial real estate owner occupied properties	$81,533	$85,374	$39,254	$15,363	$14,452	$64,224	$300,200

Non-owner occupied and multifamily properties
Pass	$77,205	$77,961	$61,147	$34,307	$19,833	$154,561	$425,014
Classified	—	—	—	10	10,286	1	10,297
Total commercial real estate non-owner occupied and multifamily properties	$77,205	$77,961	$61,147	$34,317	$30,119	$154,562	$435,311

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$7,756	$8,023	$3,689	$531	$1,466	$8,812	$30,277
Classified	417	1,077	472	90	—	209	2,265
Total residential real estate 1-4 family residential properties secured by first liens	$8,173	$9,100	$4,161	$621	$1,466	$9,021	$32,542

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$5,806	$2,535	$3,229	$3,464	$259	$4,046	$19,339
Classified	—	—	—	259	—	12	271
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$5,806	$2,535	$3,229	$3,723	$259	$4,058	$19,610

1-4 family residential construction loans
Pass	$21,409	$1,056	$1,707	$62	$—	$11,879	$36,113
Classified	—	—	—	—	109	—	109
Total residential real estate 1-4 family residential construction loans	$21,409	$1,056	$1,707	$62	$109	$11,879	$36,222

Other construction, land development and raw land loans
Pass	$39,624	$26,458	$11,044	$3,315	$139	$5,544	$86,124
Classified	—	—	—	460	—	1,510	1,970
Total other construction, land development and raw land loans	$39,624	$26,458	$11,044	$3,775	$139	$7,054	$88,094

Obligations of states and political subdivisions in the US
Pass	$4,120	$812	$1,875	$343	$2,733	$6,520	$16,403
Classified	—	—	—	—	—	—	—

Total obligations of states and political subdivisions in the US	$4,120	$812	$1,875	$343	$2,733	$6,520	$16,403

Agricultural production, including commercial fishing
Pass	$19,970	$3,929	$810	$1,118	$741	$1,391	$27,959
Classified	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$19,970	$3,929	$810	$1,118	$741	$1,391	$27,959

Consumer loans
Pass	$873	$815	$653	$403	$291	$1,766	$4,801
Classified	—	—	—	—	—	—	—
Total consumer loans	$873	$815	$653	$403	$291	$1,766	$4,801

Other loans
Pass	$2,028	$1,645	$430	$95	$—	$208	$4,406
Classified	—	—	—	—	—	—	—
Total other loans	$2,028	$1,645	$430	$95	$—	$208	$4,406

Total loans
Pass	$487,700	$261,687	$153,684	$95,818	$63,119	$296,998	$1,359,006
Classified	19,270	3,190	4,036	4,459	10,912	13,013	54,880
Total loans	$506,970	$264,877	$157,720	$100,277	$74,031	$310,011	$1,413,886

Total pass loans	$487,700	$261,687	$153,684	$95,818	$63,119	$296,998	$1,359,006
Government guarantees	(145,713)	(12,725)	(14,429)	(3,299)	(306)	(6,562)	(183,034)
Total pass loans, net of government guarantees	$341,987	$248,962	$139,255	$92,519	$62,813	$290,436	$1,175,972

Total classified loans	$19,270	$3,190	$4,036	$4,459	$10,912	$13,013	$54,880
Government guarantees	(7,201)	(1,259)	—	—	—	(10,571)	(19,031)
Total classified loans, net government guarantees	$12,069	$1,931	$4,036	$4,459	$10,912	$2,442	$35,849

The following table presents the Company's portfolio of risk-rated loans by grade as of December 31, 2020:

	Pass	Classified	Total
	(In Thousands)
December 31, 2020
Commercial	$758,362	$14,106	$772,468
Real estate construction 1-4 family	37,093	1,087	38,180
Real estate construction other	79,403	—	79,403
Real estate term owner occupied	152,734	9,990	162,724
Real estate term non-owner occupied	289,555	17,692	307,247
Real estate term other	42,900	3,330	46,230
Consumer secured by 1st deed of trust	15,404	144	15,548
Consumer other	22,144	106	22,250
Portfolio loans	1,397,595	46,455	1,444,050
Government guarantees	(334,639)	(14,587)	(349,226)
Portfolio loans, net of government guarantees	$1,062,956	$31,868	$1,094,824

Past Due Loans

The following tables present an aging of contractually past due loans as of the periods indicated:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due Still Accruing
December 31, 2021
Commercial & industrial loans	$206	$51	$469	$726	$447,612	$448,338	$—
Commercial real estate:
Owner occupied properties	12	—	1,176	1,188	299,012	300,200	—
Non-owner occupied and multifamily properties	—	—	—	—	435,311	435,311	—
Residential real estate:
1-4 family residential properties secured by first liens	—	—	90	90	32,452	32,542	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	—	139	139	19,471	19,610	—
1-4 family residential construction loans	—	—	109	109	36,113	36,222	—
Other construction, land development and raw land loans	—	—	1,636	1,636	86,458	88,094	—
Obligations of states and political subdivisions in the US	—	—	—	—	16,403	16,403	—
Agricultural production, including commercial fishing	—	—	—	—	27,959	27,959	—
Consumer loans	—	—	—	—	4,801	4,801	—
Other loans	—	—	—	—	4,406	4,406	—
Total	$218	$51	$3,619	$3,888	$1,409,998	$1,413,886	$—
December 31, 2020
Commercial & industrial loans	$242	$229	$2,675	$3,146	$609,108	$612,254	$—
Commercial real estate:
Owner occupied properties	2,203	—	2,459	4,662	228,658	233,320	449
Non-owner occupied and multifamily properties	—	—	—	—	392,452	392,452	—
Residential real estate:
1-4 family residential properties secured by first liens	446	—	—	446	32,969	33,415	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	38	—	139	177	18,059	18,236	—
1-4 family residential construction loans	—	—	702	702	31,798	32,500	—
Other construction, land development and raw land loans	—	—	1,545	1,545	81,918	83,463	—
Obligations of states and political subdivisions in the US	—	—	—	—	15,318	15,318	—
Agricultural production, including commercial fishing	—	—	—	—	12,968	12,968	—
Consumer loans	—	—	272	272	5,462	5,734	—
Other loans	—	—	—	—	4,390	4,390	—
Total	$2,929	$229	$7,792	$10,950	$1,433,100	$1,444,050	$449

Nonaccrual Loans
    Nonaccrual loans net of government guarantees totaled $10.7 million and $9.6 million at December 31, 2021 and December 31, 2020, respectively. The following table presents loans on nonaccrual status and loans on nonaccrual status for which there was no related allowance for credit losses:

	December 31, 2021		December 31, 2020
(In Thousands)	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL

Commercial & industrial loans	$4,350	$4,298	$3,848	$3,513
Commercial real estate:
Owner occupied properties	3,506	3,506	4,620	4,582
Residential real estate:
1-4 family residential properties secured by first liens	1,778	1,778	160	160
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	271	215	242	221
1-4 family residential construction loans	109	109	702	702
Other construction, land development and raw land loans	1,636	1,636	1,545	1,545
Consumer loans	—	—	3	—
Total nonaccrual loans	11,650	11,542	11,120	10,723
Government guarantees on nonaccrual loans	(978)	(978)	(1,483)	(1,483)
Net nonaccrual loans	$10,672	$10,564	$9,637	$9,240

Interest income which would have been earned on nonaccrual loans for 2021, 2020, and 2019 amounted to $744,000, $856,000, and $1.3 million, respectively.

There was $10,000 interest on nonaccrual loans reversed through interest income in 2021, and there was $12,000 in interest on nonaccrual loans reversed through interest income in 2020. There was no interest earned on nonaccrual loans with a principal balance during 2021 or 2020. However, the Company recognized interest income of $1.6 million, $924,000, and $301,000 in 2021, 2020, and 2019, respectively, related to interest collected on nonaccrual loans whose principal has been paid down to zero.

Troubled Debt Restructurings
    Loans classified as TDRs totaled $10.6 million and $7.9 million at December 31, 2021 and 2020, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that it would not grant otherwise.
The provisions of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act included an election to not apply the guidance on accounting for TDRs to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company has elected to adopt these provisions of the CARES Act. As of December 31, 2021 and 2020, the Company has made the following types of loan modifications related to COVID-19, which are not classified as TDRs with principal balance outstanding of:

Loan Modifications due to COVID-19 as of December 31, 2021
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$49,219	$31	$49,250
Number of modifications	16	1	17

Loan Modifications due to COVID-19 as of December 31, 2020
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$43,379	$22,165	$65,544
Number of modifications	23	11	34

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

    The following table presents the breakout between newly restructured loans that occurred during 2021 and restructured loans that occurred prior to 2021 that are still included in portfolio loans. As discussed above, the CARES Act provided banks an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2019. The below disclosed restructurings were not related to COVID-19 modifications:

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
New Troubled Debt Restructurings
Commercial & industrial loans	$—	$3,118	$3,118
Commercial real estate:
Owner occupied properties	—	350	350
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	139	139
Other construction, land development and raw land loans	—	577	577
Subtotal	—	4,184	4,184
Existing Troubled Debt Restructurings	3,291	3,163	6,454
Total	$3,291	$7,347	$10,638

    The following tables present newly restructured loans that occurred during 2021 and 2020, by concession (terms modified):

	December 31, 2021
(In Thousands)	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
Pre-Modification Outstanding Recorded Investment:
Commercial & industrial loans	2	$—	$3,792	$—	$—	$3,792
Commercial real estate:
Owner occupied properties	1	—	360	—	—	360
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	1	—	—	139	—	139
Other construction, land development and raw land loans	1	—	577	—	—	577
Total	5	$—	$4,729	$139	$—	$4,868
Post-Modification Outstanding Recorded Investment:
Commercial & industrial loans	1	$—	$3,118	$—	$—	$3,118
Commercial real estate:
Owner occupied properties	1	—	350	—	—	350
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	1	—	—	139	—	139
Other construction, land development and raw land loans	1	—	577	—	—	577
Total	4	$—	$4,045	$139	$—	$4,184

	December 31, 2020
(In Thousands)	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
Pre-Modification Outstanding Recorded Investment:
Commercial & industrial loans	2	$—	$3,249	$164	$—	$3,413
Total	2	$—	$3,249	$164	$—	$3,413
Post-Modification Outstanding Recorded Investment:
Commercial & industrial loans	2	$—	$1,590	$161	$—	$1,751
Total	2	$—	$1,590	$161	$—	$1,751

    The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in TDRs at December 31, 2021.  There were zero charge-offs in 2021 and 2020 on loans that were later classified as a TDR.
    There were no loans that were restructured during 2021, 2020, or 2019 that also subsequently defaulted within the first twelve months of restructure in those same periods.
Loans to Related Parties
    Certain directors, and companies of which directors are principal owners, have loans with the Company.  Such transactions are made on substantially the same terms, including interest rates and collateral required, as those prevailing for similar transactions of unrelated parties.  An analysis of the loan transactions for the years indicated follows:

(In Thousands)	2021	2020	2019
Balance, beginning of the year	$217	$309	$—
Loans made	—	—	309
Repayments	26	92	—
Balance, end of year	$191	$217	$309

    The Company had $115,000 of unfunded loan commitments to these directors or their related interests on December 31, 2021 and $15,000 of unfunded loan commitments on December 31, 2020.
Pledged Loans
    At December 31, 2021 and 2020, there were no loans pledged as collateral to secure public deposits.

NOTE 6 - Purchased Receivables
    Purchased receivables are carried at their principal amount outstanding, net of an ACL, and have a maturity of less than one year.  There are no purchased receivables past due at December 31, 2021 or 2020, and there were no restructured purchased receivables in 2021, 2020, or 2019.
    Income on purchased receivables is accrued and recognized on the balance outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  There were no nonperforming purchased receivables as of December 31, 2021 or 2020.
    The following table summarizes the components of net purchased receivables at December 31, for the years indicated:

(In Thousands)	2021	2020
Purchased receivables	$6,987	$13,995
Allowance for credit losses - purchased receivables	—	(73)
Total	$6,987	$13,922

    The following table sets forth information regarding changes in the ACL on purchased receivables for the periods indicated:

(In Thousands)	2021	2020	2019
Balance at beginning of year	$73	$94	$190
Impact of adopting ASC 326	(73)	—	—
Charge-offs	—	—	—
Recoveries	—	—	—
Charge-offs net of recoveries	—	—	—
Benefit for purchased receivables	—	(21)	(96)
Balance at end of year	$—	$73	$94

NOTE 7 - Servicing Rights
Mortgage servicing rights
    The following table details the activity in the Company's MSR for the year indicated:

(In Thousands)	2021	2020	2019

Balance, beginning of period	$11,218	$11,920	$10,821
Additions for new MSR capitalized	6,088	4,824	3,707
Changes in fair value:
Due to changes in model inputs of assumptions (1)	(1,181)	(2,701)	(1,313)
Other (2)	(2,401)	(2,825)	(1,295)
Carrying value, December 31	$13,724	$11,218	$11,920

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

    The following table details information related to our serviced mortgage loan portfolio as of the dates indicated:

(In Thousands)	December 31, 2021	December 31, 2020

Balance of mortgage loans serviced for others	$772,764	$683,117
MSR as a percentage of serviced loans	1.78%	1.64%

    The Company recognized servicing fees of $2.9 million, $2.7 million, and $2.4 million during 2021, 2020, and 2019, respectively, which includes contractually specified servicing fees and ancillary fees which are included in "Mortgage banking income" as a component of other noninterest income in the Company's Consolidated Statements of Income.

    The following table outlines the key assumptions used in measuring the fair value of mortgage servicing rights as of December 31, 2021 and 2020:

	2021	2020

Average constant prepayment rate	11.80%	13.05%
Average discount rate	8.00%	7.75%

    Key economic assumptions and the sensitivity of the current fair value for mortgage servicing rights to immediate adverse changes in those assumptions at December 31, 2021 and 2020 were as follows:

(In Thousands)		December 31, 2021	December 31, 2020
Aggregate portfolio principal balance		$772,764	$683,117
Weighted average rate of note		3.31%	3.62%

December 31, 2021	Base	1.0% Adverse Rate Change	2.0% Adverse Rate Change
Conditional prepayment rate	11.80%	23.59%	34.57%
Discount rate	8.00%	7.00%	6.00%
Fair value MSR	$13,724	$9,612	$7,256
Percentage of MSR	1.78%	1.24%	0.94%

December 31, 2020
Conditional prepayment rate	13.05%	26.11%	38.97%
Discount rate	7.75%	6.75%	5.75%
Fair value MSR	$11,218	$7,455	$5,404
Percentage of MSR	1.64%	1.09%	0.79%

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

Commercial servicing rights
    Commercial servicing right assets ("CSRs") have a carrying value of $1.1 million and $1.3 million at December 31, 2021 and 2020, respectively, and total commercial loans serviced for others were $259.8 million and $274.6 million at December 31, 2021 and 2020, respectively. Key assumptions used in measuring the fair value of CSRs as of December 31, 2021 and 2020 include a conditional prepayment rate of 16.08% and 9.66% and a discount rate of 9.94% and 9.46%, respectively.

NOTE 8 - Other Real Estate Owned
    At December 31, 2021 and 2020, the Company held $5.6 million and $7.3 million, respectively, as OREO.  The following table details net operating (income) expense related to OREO for the years indicated:

	Years Ended December 31,
(In Thousands)	2021	2020	2019
OREO (income) expense, net rental income and gains on sale:
OREO operating expense	$777	$658	$693
Rental income on OREO	(524)	(509)	(506)
Gains on sale of OREO	(685)	(391)	(380)
Total	($432)	($242)	($193)

NOTE 9 - Premises and Equipment
    The following summarizes the components of premises and equipment at December 31 for the years indicated:

(In Thousands)	Useful Life	2021	2020
Land		$5,137	$5,137
Furniture and equipment	3-7 years	14,287	13,157
Tenant improvements	2-15 years	10,394	9,182
Buildings	39 years	37,283	37,618
Total Premises and Equipment		67,101	65,094
Accumulated depreciation and amortization		(29,937)	(26,992)
Total Premises and Equipment, Net		$37,164	$38,102

    Depreciation expense and amortization of leasehold improvements was $3.3 million, $3.1 million, and $3.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.

NOTE 10 – Leases
    The company's lease commitments consist primarily of agreements to lease land and office facilities that it occupies to operate several of its retail branch locations that are classified as operating leases and are recognized on the balance sheet as right-of-use ("ROU") asset and lease liabilities. As of December 31, 2021, the Company has operating lease ROU assets of $11.0 million and operating lease liabilities of $11.0 million. As of December 31, 2020, the Company has operating lease ROU assets of $12.4 million and operating lease liabilities of $12.4 million. The Company does not have any agreements that are classified as finance leases.

    The following table presents additional information about the Company's operating leases:

(In Thousands)	2021	2020
Lease Cost
Operating lease cost(1)	$2,773	$2,819
Short term lease cost(1)	27	35
Total lease cost	$2,800	$2,854

Other information
Operating leases - operating cash flows	$2,614	$2,681
Weighted average lease term - operating leases, in years	10.55	10.72
Weighted average discount rate - operating leases	3.21%	3.29%
(1)Expenses are classified within occupancy expense on the Consolidated Statements of Income.

    The table below reconciles the remaining undiscounted cash flows for the next five years for each twelve-month period presented and the total of the subsequent remaining years to the operating lease liabilities recorded on the balance sheet:

(In Thousands)	Operating Leases
2022	$2,502
2023	2,109
2024	1,961
2025	1,858
2026	721
Thereafter	4,265
Total minimum lease payments	$13,416
Less: amount of lease payment representing interest	(2,451)
Present value of future minimum lease payments	$10,965

NOTE 11 - Goodwill and Intangible Assets
    A summary of goodwill and intangible assets at December 31, 2021 and 2020, is as follows:

(In Thousands)	2021	2020
Intangible assets:
Goodwill	$15,017	$15,017
Core deposit intangible	42	79
Trade name intangible	950	950
Total	$16,009	$16,046

    The Company performed goodwill impairment testing at December 31, 2021 and December 31, 2020 in accordance with the policy described in Note 1 to the Company's Consolidated Financial Statements included in Part II. Item 8 of this report.
At December 31, 2021, the Company performed its annual impairment test using a qualitative assessment. Significant positive inputs to the qualitative assessment included the Company’s increasing net income as compared to historical trends; the Company's increasing market share for deposits in our markets; results of regulatory examinations; peer comparisons of the Company's net interest margin; trends in the Company’s cash flows; improvements in the Alaskan economy in 2021; increases in the volume of mortgage originations in Alaska; increases in the Company's market share of mortgage originations; and increases in the Company's stock price. Significant negative inputs to the qualitative assessment included the the muted pace of growth in the Alaskan economy. We believe that the positive inputs to the qualitative assessment noted above outweigh the negative inputs, and we therefore concluded that it is more likely than not that no impairment existed at that time.
    The Company recorded amortization expense of its intangible assets of $37,000, $48,000, and $60,000 for the years ended December 31, 2021, 2020, and 2019, respectively.  Accumulated amortization for intangible assets was $6.0 million at both December 31, 2021 and 2020.

    The future amortization expense required on these assets is as follows:

(In Thousands)
2022	$25
2023	14
2024	3
2025	—
2026	—
Thereafter	—
Total	$42

NOTE 12 - Other Assets
    A summary of other assets as of December 31, 2021 and 2020, is as follows:

(In Thousands)	2021	2020
Other assets:
Investment in Low Income Housing Partnerships	$20,640	$24,142
Accrued interest receivable	6,846	7,979
Interest rate swaps not designated as hedging instruments, at fair value	6,030	7,387
Bank owned life insurance, net	4,293	6,520
Taxes receivable	1,994	4,083
Interest rate lock commitments	1,387	4,034
Software	2,855	3,905
Equity method investments	2,219	2,462
Prepaid expenses	2,210	2,404
Deferred taxes, net	3,278	1,980
Commercial servicing rights, at fair value	1,084	1,310
Repossessed assets	—	231
Other assets	1,525	2,051
Total	$54,361	$68,488
Low Income Housing Partnerships: The following table shows the Company's commitments to invest in various low income housing tax credit partnerships. The Company earns a return on its investments in the form of tax credits and deductions that flow through to it as a limited partner in these partnerships.  The Company recognized amortization expense of $3.5 million, $3.5 million, and $2.7 million in 2021, 2020, and 2019, respectively.  The Company expects to fund its remaining $4.4 million in commitments on these investments through 2030.

(In Thousands)	Date of original commitment	Years over which tax benefits are earned	Original commitment amount	Less: life to date contributions	Remaining commitment amount
USA 57	December 2006	15	3,000	(3,000)	—
WNC	December 2012	16	2,500	(2,500)	—
R4 - Coronado	March 2013	17	10,729	(10,629)	100
R4 - MVV	May 2014	17	8,528	(8,348)	180
R4 - PJ33	June 2016	17	6,835	(6,529)	306
R4 - Coronado II	July 2019	17	7,282	(7,022)	260
R4 - Duke Apartments	November 2019	17	3,985	(384)	3,601
Total			$42,859	($38,412)	$4,447

NOTE 13 - Deposits
Deposits: At December 31, 2021, the scheduled maturities of certificates of deposit are as follows:

(In Thousands)
2022	$118,569
2023	52,643
2024	4,572
2025	143
2026	280
Thereafter	1,757
Total	$177,964

    The Company offers IntraFi® Network DepositsSM as a member of IntraFi® NetworkSM (Network). When a Network member places a deposit using IntraFi Network Deposits, that certificate of deposit or deposit account is divided into amounts under the standard FDIC insurance maximum ($250,000) and is allocated among member banks, making the large deposit eligible for FDIC insurance. In addition to customer deposit placement, the IntraFi Network Deposits also allows placement of the Bank's own investment dollars. The Company had $24.0 million in IntraFi Network Deposits certificates of deposits and $223.7 million in IntraFi Network Deposits in deposit accounts at December 31, 2021 and $9.4 million in IntraFi Network Deposits certificates of deposits and $86.5 million in IntraFi Network Deposits in deposit accounts at December 31, 2020.

    At December 31, 2021 and 2020, the Company held $3.6 million and $4.6 million, respectively, in deposits for related parties, including directors, executive officers, and their affiliates.

NOTE 14 - Borrowings
    The Company has a maximum line of credit with the FHLB approximating 45% of eligible assets.  FHLB advances are subject to collateral criteria that require the Company to pledge assets under a blanket pledge arrangement as collateral for its borrowings from the FHLB.  Based on assets currently pledged and advances currently outstanding at December 31, 2021, the Company's available borrowing line is $271.8 million, representing approximately 10% of total assets. Additional advances of up to 45% of eligible assets, or $1.22 billion, are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.  The Company has outstanding FHLB advances of $14.5 million and $14.8 million as of December 31, 2021 and 2020, respectively, which were originated to match fund low income housing projects that qualify for long-term fixed interest rates. These advances have original terms of either 18 or 20 years with 30 year amortization periods and fixed interest rates ranging from 1.23% to 3.25%.
    The Federal Reserve Bank is holding $50.7 million of loans as collateral to secure available borrowing lines through the discount window of $32.2 million at December 31, 2021.  There were no discount window advances outstanding at December 31, 2021 and 2020.  The Company paid less than $1,000 in interest in 2021 and 2020 on this agreement. The Company utilized the Federal Reserve Bank's PPPLF to fund SBA PPP loans during the second quarter of 2020, but has repaid those funds in full as of June 30, 2020. This advance had an interest rate of 0.35%.
    The Company is subject to provisions under Alaska state law, which generally limit the amount of the Bank's outstanding debt to 35% of total assets or $948.0 million at December 31, 2021 and $736.0 million at December 31, 2020.
    Securities sold under agreements to repurchase were zero for both December 31, 2021 and 2020.

    The future principal payments that are required on the Company’s borrowings as of December 31, 2021, are as follows:

(In Thousands)
2021	$412
2022	421
2023	431
2024	441
2025	453
Thereafter	12,350
Total	$14,508

    The Company recognized interest expense of $320,000, $387,000, and $291,000 on borrowings and securities sold under repurchase agreements in 2021, 2020, and 2019, respectively. The average interest rates paid on long-term debt in the same periods was 2.90%, 3.12%, and 3.39%, respectively.

NOTE 15 - Junior Subordinated Debentures
    In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”).  These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.  All of the common securities of Trust 2 are owned by the Company.  The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company.  Trust 2 is not consolidated in the Company’s financial statements in accordance with GAAP; therefore, the Company has recorded its investment in Trust 2 as an other asset and the subordinated debentures as a liability.  The debentures, which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security.  The interest rate on these debentures was 1.57% at December 31, 2021.  The interest cost to the Company on these debentures was $160,000, $219,000, and $398,000 in 2021, 2020, and 2019, respectively.  The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2.  The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture.  The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011.  As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

NOTE 16 – Accumulated Other Comprehensive Income (Loss)
    The following table shows changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2021, 2020, and 2019:

(In Thousands)	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivatives and hedging	Total

Balance at December 31, 2018	($1,127)	$607	($520)
Other comprehensive income (loss), net of tax expense of $(757)	2,092	(1,141)	951
Balance at December 31, 2019	$965	($534)	$431
Other comprehensive income (loss), net of tax benefit of $1,600	294	(707)	(413)
Balance at December 31, 2020	$1,259	($1,241)	$18
Other comprehensive income (loss), net of tax expense of $1,360	(3,982)	558	(3,424)
Balance at December 31, 2021	($2,723)	($683)	($3,406)
NOTE 17 – Revenue
    The Company records revenue when control of the promised products or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those products or services. All of the Company's revenue from contracts with customers in the scope of Topic 606 is recognized in non-interest income.

The following table presents the Company's sources other operating income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2021, 2020 and 2019:

(In Thousands)	December 31,
Other operating income	2021	2020	2019
In-scope of Topic 606:
Bankcard fees	$3,389	$2,837	$2,976
Service charges on deposit accounts	1,297	1,102	1,557
Merchant fees	560	416	467
Commission income on the sale of mutual funds and annuity products	417	369	385
Other	826	743	812
Other operating income (in-scope of Topic 606)	$6,489	$5,467	$6,197
Other operating income (out-of-scope of Topic 606)	45,774	57,861	31,149
Total other operating income	$52,263	$63,328	$37,346

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

Gains on the sale of OREO are also within the scope of Topic 606 and are recorded within other operating expense on the Company's Consolidated Statements of Income. Gains on the sale of OREO properties were $685,000, $391,000, and $380,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

NOTE 18 - Employee Benefit Plans
    Employees of the Company are eligible to participate in the Company's 401(k) plan immediately upon date of hire. Employees may elect to have a portion of their salary contributed to the 401(k) plan in accordance with Section 401(k) of the Internal Revenue Code of 1986. The Company provides for a mandatory $1.00 match for each $1.00 contributed by employees of the Bank up to 5.5% of the employee’s eligible salary.  The Company provides for a mandatory $1.00 match for each $1.00 contributed by employees of RML up to 2% of the employee’s eligible salary. The Bank or RML may increase the matching contribution at the discretion of the Board of Directors. The Company expensed $1.8 million, $1.7 million, and $1.4 million, in 2021, 2020, and 2019, respectively, for 401(k) contributions and included this expense in "Salaries and other personal expense" in the Consolidated Statements of Income.
    On July 1, 1994, the Bank implemented a Supplemental Executive Retirement Plan for executive officers of the Bank whose retirement benefits under the 401(k) plan have been limited under provisions of the Internal Revenue Code. Contributions to this plan totaled $281,000, $290,000, and $262,000, in 2021, 2020, and 2019, respectively.  These expenses are included in "Salaries and other personnel expense" in the Consolidated Statements of Income.  At December 31, 2021 and 2020, the balance of the accrued liability for this plan was included in "Other liabilities" and totaled $2.2 million and $2.1 million, respectively.
    RML has established a Supplemental Executive Retirement Plan ("SERP"), under which RML has agreed to make payment to certain key executives, based on contributions made by RML to the plan. Contributions and earnings made to the participant accounts to the SERP are vested over ten years. The Company recorded expenses of $959,000, $997,000, and $580,000 in 2021, 2020, and 2019, respectively. RML's recorded obligation under the SERP amounted to $3.0 million and $2.6 million at December 31, 2021 and 2020, respectively, and was included in "Other liabilities".

    In February of 2002, Northrim Bank implemented a non-qualified deferred compensation plan in which certain of the executive officers participate.  Northrim Bank's net liability under this plan is dependent upon market gains and losses on assets held in the plan.  Northrim Bank recognized an increase in its liability of $173,000 in 2021, an increase in its liability of $78,000 in 2020, and an increase in its liability of $36,000 in 2019. These changes are included in "Salaries and other personnel expense" in the Consolidated Statements of Income.  At December 31, 2021 and 2020, the balance of the accrued liability for this plan was included in "Other liabilities" and totaled $1.8 million and $1.6 million, respectively.
    In November of 2011, Northrim Bank implemented a Profit Sharing Plan.  All employees of the Bank employed on the last day of the calendar year are eligible and will participate in the Profit Sharing Plan. The aggregate amount to be paid to employees under the Profit Sharing Plan is determined using Company-wide performance goals that are established by the Compensation Committee of the Board of Directors.  If the performance goals are met for the year, profit sharing for the period is calculated based on a formula that is also approved by the Compensation Committee each year. The Compensation Committee has complete discretion to designate an employee as ineligible for profit sharing, or to adjust the amount of profit share payments by individual employee or in aggregate. The Compensation Committee approved management’s recommendation based upon the calculated payout under the Profit Sharing Plan’s methodology resulting in aggregate payouts of $4.2 million, $3.7 million, and $2.9 million for 2021, 2020, and 2019, respectively.

NOTE 19 - Commitments and Contingencies
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

(In Thousands)	2021	2020
Off-balance sheet commitments:
Commitments to extend credit	$361,915	$375,065
Commitments to originate loans held for sale	$81,617	$150,276
Standby letters of credit	$2,364	$2,333
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
    Total unfunded commitments were $445.9 million and $527.7 million at December 31, 2021 and 2020, respectively. The Company does not expect that all of these commitments are likely to be fully drawn upon at any one time. The Company has an ACL related to these commitments and letters of credit that is recorded in "Other liabilities" on the Consolidated Balance Sheets. The ACL for unfunded commitments was $1.1 million and $187,000 as of December 31, 2021 and 2020, respectively.
    Capital Expenditures and Commitments: At December 31, 2021, the Company has no capital commitments. There were no other material changes outside of the ordinary course of business to any of our material contractual obligations during 2021.

NOTE 20 - Derivatives
Interest rate swaps related to community banking activities
    The Company enters into commercial loans interest rate swaps with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution (“counterparty”). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a "well-capitalized" institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $8.2 million and $10.7 million in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements as of December 31, 2021 and 2020, respectively.
    The Company had interest rate swaps related to commercial loans with an aggregate notional amount of $212.6 million and $196.0 million at December 31, 2021 and 2020, respectively. At December 31, 2021, the notional amount of interest rate swaps is made up of 19 variable to fixed rate swaps to commercial loan customers totaling $106.3 million, and 19 fixed to variable rate swap with a counterparty totaling $106.3 million. Changes in fair value from these 38 interest rate swaps offset each other in 2021 and 2020. The Company recognized $452,000, $949,000, and $964,000 in fee income related to interest rate swaps in 2021 and 2020, and 2019, respectively. Interest rate swap income is recorded in other operating income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
    The Company has an interest rate swap to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Trust 2 at 3.72% through its maturity date. The floating rate that the dealer pays is equal to the three month LIBOR plus 1.37%, which reprices quarterly on the payment date. This rate was 1.57% as of December 31, 2021. The Company pledged $2.9 million and $2.9 million in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of December 31, 2021 and 2020, respectively. Changes in the fair value of this interest rate swap are reported in other comprehensive income. The unrealized loss on this interest rate swap was $1.0 million and $1.7 million as of December 31, 2021 and 2020, respectively.
Interest rate swaps related to home mortgage lending activities
    The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as "interest rate lock commitments". The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. At December 31, 2021 and 2020, RML had commitments to originate mortgage loans held for sale totaling $81.6 million and $150.3 million, respectively. Changes in the value of RML's interest rate derivatives are recorded in mortgage banking income on the Consolidated Statements of Income. None of these home mortgage lending derivatives are designated as hedging instruments.
    The following table presents the fair value of derivatives not designated as hedging instruments as of the dates noted:

(In Thousands)	Asset Derivatives
		December 31, 2021	December 31, 2020
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$6,030	$7,387
Interest rate lock commitments	Other assets	1,387	4,034
Retail interest rate contracts	Other assets	166	—
Total		$7,583	$11,421

(In Thousands)	Liability Derivatives
		December 31, 2021	December 31, 2020
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$6,030	$7,387
Retail interest rate contracts	Other liabilities	—	880
Total		$6,030	$8,267
    The following table presents the net gains (losses) of derivatives not designated as hedging instruments as of the dates noted:

(In Thousands)	Income Statement Location	December 31, 2021	December 31, 2020

Retail interest rate contracts	Mortgage banking income	$1,930	($7,980)
Interest rate lock commitments	Mortgage banking income	(2,529)	3,062
Total		($599)	($4,918)
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

    The following table summarizes the derivatives that have a right of offset as of December 31, 2021 and 2020:

December 31, 2021				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$6,030	$—	$6,030	$—	$—	$6,030
Retail interest rate contracts	166	—	166	—	—	166

Liability Derivatives
Interest rate swaps	$6,030	$—	$6,030	$—	$6,030	$—

December 31, 2020				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$7,387	$—	$7,387	$—	$—	$7,387

Liability Derivatives
Interest rate swaps	$7,387	$—	$7,387	$—	$7,387	$—
Retail interest rate contracts	880	—	880	—	—	880

NOTE 21 - Common Stock
    Quarterly cash dividends were paid aggregating to $9.4 million, $8.8 million, and $8.5 million, or $1.50 per share, $1.38 per share, and $1.26 per share, in 2021, 2020, and 2019, respectively.  On February 24, 2022, the Board of Directors declared a $0.41 per share cash dividend payable on March 18, 2022, to shareholders of record on March 10, 2022.  Federal and State regulations place certain limitations on the payment of dividends by the Company.
    In January 2021, the Company’s Board of Directors approved a plan whereby it would periodically repurchase for cash up to approximately 5% of its shares of common stock in the open market. At December, 31, 2021, there were 33,724 shares available under the stock repurchase program. However, on January 28, 2022 the Company announced that its Board of Directors authorized the repurchase of up to an additional 300,000 shares of common stock. The Company intends to continue to repurchase its stock from time to time depending upon market conditions. The Company can make no assurances that it will continue this program or that it will authorize additional shares for repurchase.  During 2021, 2020 and 2019, 279,276, 327,000 and 347,676 shares of common stock were repurchased, respectively.

NOTE 22 - Stock-Based Compensation
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
    The following assumptions were used to determine the fair value of stock options as of the grant date to determine compensation expense for the years ended December 31, 2021, 2020, and 2019:

Stock Options:	2021	2020	2019
Grant date fair value	$10.27	$6.55	$5.34
Expected life of options	8 years	8 years	8 years
Risk-free interest rate	1.33%	0.79%	1.74%
Dividend yield rate	3.86%	4.55%	4.11%
Price volatility	36.46%	35.44%	24.34%

    The following table summarizes stock option activity during 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life, in Years

Outstanding at January 1, 2021	178,793	$30.64
Granted	12,893	42.02
Forfeited	—	—
Exercised	(54,867)	26.10
Outstanding at December 31, 2021	136,819	$33.53	6.61

    At December 31, 2021, 2020, and 2019, there were 107,553, 136,038, and 112,319 options exercisable, with weighted average exercise prices of $32.63, $29.42, and $28.17, respectively.
    The aggregate intrinsic value of the stock options is the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on December 31, 2021 and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on December 31, 2021.  This amount changes based on the fair value of the Company’s stock.  The total intrinsic value of options outstanding and exercisable as of December 31, 2021, 2020, and 2019 was $1.2 million, $682,000, and $1.1 million, respectively. The total intrinsic value of options exercised for the years ended December 31, 2021, 2020, and 2019 was $969,000, zero, and $203,000, respectively.
    As noted above, the Company allows stock options to be exercised through cash or cashless transactions. In 2021, 2020, and 2019 the Company received cash of zero, zero, and zero, respectively, for cash stock option exercises. In 2021, 2020, and 2019 the Company net settled $1.4 million, zero, and $282,000 respectively, for cashless stock option exercises.  The Company withheld $1.7 million, zero, and $317,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in 2021, 2020, and 2019, respectively.
    For the years ended December 31, 2021, 2020 and 2019, the Company recognized $173,000, $148,000, and $143,000, respectively, in stock option compensation expense as a component of "Salaries and other personnel expense".  As of

December 31, 2021, there was approximately $218,000 of total unrecognized compensation expense related to non-vested options, which is expected to be recognized over the weighted-average vesting period of 2.3 years.
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
    The following table summarizes restricted stock unit activity during 2021:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life, in Years

Outstanding at January 1, 2021	72,817	$33.33
Granted	17,316	42.02
Dividend equivalents awarded	2,310	37.07
Vested	(33,490)	33.24
Forfeited	(2,738)	32.50
Outstanding at December 31, 2021	56,215	$34.74	2.29

    The total intrinsic value of restricted stock units vested for the years ended December 31, 2021, 2020, and 2019 was $1.3 million, $735,000, and $906,000, respectively.
    For the years ended December 31, 2021, 2020 and 2019, the Company recognized $900,000, $795,000, and $689,000, respectively, in restricted stock unit compensation expense as a component of "Salaries and other personnel expense".  As of December 31, 2021, there was approximately $1.3 million of total unrecognized compensation expense related to non-vested options, which is expected to be recognized over the weighted-average vesting period of 2.3 years.

NOTE 23 - Regulatory Matters
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

Northrim BanCorp, Inc.	Actual		Adequately-Capitalized		Well-Capitalized
(In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021:
Common equity tier 1 capital (to risk-weighted assets)	$225,412	13.50%	$75,137	≥ 4.5%	NA	NA
Total Capital (to risk-weighted assets)	$246,836	14.79%	$133,515	≥ 8%	NA	NA
Tier I Capital (to risk-weighted assets)	$235,097	14.08%	$100,183	≥ 6%	NA	NA
Tier I Capital (to average assets)	$235,097	9.03%	$104,140	≥ 4%	NA	NA
As of December 31, 2020:
Common equity tier 1 capital (to risk-weighted assets)	$205,717	13.75%	$67,326	≥ 4.5%	NA	NA
Total Capital (to risk-weighted assets)	$234,363	15.46%	$121,275	≥ 8%	NA	NA
Tier I Capital (to risk-weighted assets)	$215,380	14.20%	$91,006	≥ 6%	NA	NA
Tier I Capital (to average assets)	$215,380	10.25%	$84,051	≥ 4%	NA	NA
Northrim Bank	Actual		Adequately-Capitalized		Well-Capitalized
(In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021:
Common equity tier 1 capital (to risk-weighted assets)	$189,447	11.43%	$74,585	≥ 4.5%	$107,735	≥ 6.5%
Total Capital (to risk-weighted assets)	$201,087	12.13%	$132,621	≥ 8%	$165,777	≥ 10%
Tier I Capital (to risk-weighted assets)	$189,348	11.42%	$99,482	≥ 6%	$132,643	≥ 8%
Tier I Capital (to average assets)	$189,348	7.31%	$103,610	≥ 4%	$129,513	≥ 5%
As of December 31, 2020:
Common equity tier 1 capital (to risk-weighted assets)	$178,532	11.89%	$67,569	≥ 4.5%	$97,599	≥ 6.5%
Total Capital (to risk-weighted assets)	$197,233	13.13%	$120,172	≥ 8%	$150,216	≥ 10%
Tier I Capital (to risk-weighted assets)	$178,429	11.88%	$90,116	≥ 6%	$120,154	≥ 8%
Tier I Capital (to average assets)	$178,429	8.55%	$83,476	≥ 4%	$104,344	≥ 5%

    As of the most recent notification from its regulatory agencies, the Bank was categorized as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s regulatory capital category. Management believes, as of December 31, 2021, that the Company and Bank meets all capital adequacy requirements to which they are subject.

NOTE 24 - Income Taxes
    Components of the provision for income taxes are as follows:

(In Thousands)	Current Tax Expense (Benefit)	Deferred Expense (Benefit)	Total Expense
2021:
Federal	$5,090	($869)	$4,221
State	3,182	(429)	2,753
Amortization of investment in low income housing tax credit partnerships	3,502	—	3,502
Total	$11,774	($1,298)	$10,476
2020:
Federal	$3,607	$371	$3,978
State	1,891	184	2,075
Amortization of investment in low income housing tax credit partnerships	3,506	—	3,506
Total	$9,004	$555	$9,559
2019:
Federal	$1,078	$476	$1,554
State	977	235	1,212
Amortization of investment in low income housing tax credit partnerships	2,668	—	2,668
Total	$4,723	$711	$5,434

    The actual expense for 2021, 2020, and 2019, differs from the “expected” tax expense (computed by applying the U.S. Federal Statutory Tax Rate of 21% for the years ended December 31, 2021, 2020 and 2019) as follows:

(In Thousands)	2021	2020	2019
Computed “expected” income tax expense	$10,079	$8,914	$5,486
State income taxes, net	2,175	1,639	957
Tax-exempt interest on investment securities and loans	(238)	(256)	(300)
Amortization of investment in low income housing tax credit partnerships, net	3,163	2,712	2,316
Low income housing credits	(3,694)	(3,168)	(2,721)
Other	(1,009)	(282)	(304)
Total	$10,476	$9,559	$5,434

    The components of the net deferred tax asset are as follows:

(In Thousands)	2021	2020	2019
Deferred Tax Asset:
Allowance for loan losses	$3,126	$5,772	$5,190
Loan fees, net of costs	1,956	(635)	741
Interest income, nonaccrual loans	482	419	609
Deferred compensation	1,344	1,130	1,224
Equity compensation	406	481	429
Operating lease liabilities	3,117	3,519	4,045
Accrued liabilities	1,826	1,391	1,173
Unrealized gain on available for sale investment securities	1,270	54	27
Other	837	1,258	537
Total Deferred Tax Asset	$14,364	$13,389	$13,975

Deferred Tax Liability:
Intangible amortization	($1,453)	($1,022)	($587)
Mortgage servicing rights	(4,172)	(3,530)	(3,767)
Depreciation and amortization	(1,515)	(2,066)	(1,848)
Operating lease right-of-use assets	(3,128)	(3,537)	(4,067)
Unrealized loss on available for sale investment securities	(189)	(554)	(411)
Unrealized loss on marketable equity securities, net	(159)	(187)	(169)
Other	(470)	(513)	(591)
Total Deferred Tax Liability	($11,086)	($11,409)	($11,440)
Net Deferred Tax Asset	$3,278	$1,980	$2,535
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
    As of December 31, 2021, the Company had no unrecognized tax benefits. In 2020 the Company reversed an accrual of $454,000 for a potential increase in tax expense that was recorded in 2019 related to an audit that was performed in 2018 by the State of Alaska for tax years 2014-2016. The Company appealed the initial audit decision and the appeal was ruled in the Company's favor in the first quarter of 2021. In 2019 the Company reversed an accrual of $250,000 related to interest and penalties that was recognized in 2018.
The tax years subject to examination by federal taxing authorities are the years ending December 31, 2021, 2020, 2019, and 2018. The tax years subject to examination by the State of Alaska are the years ending December 31, 2021, 2020, 2019, 2018, 2017 and 2016.

NOTE 25 - Fair Value Measurements
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

Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2021, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Company has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.

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

    The Company uses either in-house evaluations or external appraisals to estimate the fair value of OREO and loan individually evaluated for credit losses as of each reporting date. In-house appraisals are considered Level 3 inputs and external appraisals are considered Level 2 inputs. The Company’s determination of which method to use is based upon several factors. The Company takes into account compliance with legal and regulatory guidelines, the amount of the loan, the size of the assets, the location and type of property to be valued and how critical the timing of completion of the analysis is to the assessment of value. Those factors are balanced with the level of internal expertise, internal experience and market information available, versus external expertise available such as qualified appraisers, brokers, auctioneers and equipment specialists.

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

    Estimated fair values as of the periods indicated are as follows:

	December 31, 2021		December 31, 2020
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$645,827	$645,827	$115,965	$115,965
Investment securities available for sale	141,531	141,531	58,865	58,865
Marketable equity securities	8,420	8,420	9,052	9,052

Level 2 inputs:
Investment securities available for sale	285,153	285,153	188,768	188,768
Investment in Federal Home Loan Bank Stock	3,107	3,107	2,551	2,551
Loans held for sale	73,650	73,650	146,178	146,178
Accrued interest receivable	6,846	6,846	7,979	7,979
Interest rate swaps	6,030	6,030	7,387	7,387
Retail interest rate contracts	166	166	—	—

Level 3 inputs:
Investment securities held to maturity	20,000	19,164	10,000	10,000
Loans	1,413,886	1,396,486	1,444,051	1,414,179
Purchased receivables, net	6,987	6,987	13,922	13,922
Interest rate lock commitments	1,387	1,387	4,034	4,034
Mortgage servicing rights	13,724	13,724	11,218	11,218
Commercial servicing rights	1,084	1,084	1,310	1,310

Financial liabilities:
Level 2 inputs:
Deposits	$2,421,631	2,422,215	$1,824,981	$1,826,990
Borrowings	14,508	14,727	14,817	15,538
Accrued interest payable	31	31	65	65
Interest rate swaps	6,985	6,985	9,122	9,122
Retail interest rate contracts	—	—	880	880
Level 3 inputs:
Junior subordinated debentures	10,310	9,727	10,310	10,475

    The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$341,480	$115,686	$225,794	$—
Municipal securities	840	—	840	—
Corporate bonds	32,946	25,845	7,101	—
Collateralized loan obligations	51,418	—	51,418	—
Total available for sale securities	$426,684	$141,531	$285,153	$—
Marketable equity securities	$8,420	$8,420	$—	$—
Total marketable equity securities	$8,420	$8,420	$—	$—
Interest rate swaps	$6,030	$—	$6,030	$—
Interest rate lock commitments	1,387	—	—	1,387
Mortgage servicing rights	13,724	—	—	13,724
Commercial servicing rights	1,084	—	—	1,084
Retail interest rate contracts	166	—	166	—
Total other assets	$22,225	$—	$6,030	$16,195
Liabilities:
Interest rate swaps	$6,985	$—	$6,985	$—
Total other liabilities	$6,985	$—	$6,985	$—
December 31, 2020
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$174,601	$37,548	$137,053	$—
Municipal securities	856	—	856	—
Corporate bonds	30,492	21,317	9,175	—
Collateralized loan obligations	41,684	—	41,684	—
Total available for sale securities	$247,633	$58,865	$188,768	$—
Marketable equity securities	$9,052	$9,052	$—	$—
Total marketable equity securities	$9,052	$9,052	$—	$—
Interest rate swaps	$7,387	$—	$7,387	$—
Interest rate lock commitments	4,034	—	—	4,034
Mortgage servicing rights	11,218	—	—	11,218
Commercial servicing rights	1,310	—	—	1,310
Total other assets	$23,949	$—	$7,387	$16,562
Liabilities:
Interest rate swaps	$9,122	$—	$9,122	$—
Retail interest rate contracts	880	—	880	—
Total other liabilities	$10,002	$—	$10,002	$—

    The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2021 and 2020:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance
December 31, 2021
Interest rate lock commitments	$4,034	($3,389)	$28,229	($27,487)	$1,387
Mortgage servicing rights	11,218	(3,582)	6,088	—	13,724
Commercial servicing rights	1,310	(437)	211	—	1,084
Total	$16,562	($7,408)	$34,528	($27,487)	$16,195
December 31, 2020
Interest rate lock commitments	$810	($5,680)	$49,186	($40,282)	$4,034
Mortgage servicing rights	11,920	(5,526)	4,824	—	11,218
Commercial servicing rights	1,214	(99)	195	—	1,310
Total	$13,944	($11,305)	$54,205	($40,282)	$16,562

    As of and for the years ending December 31, 2021 and 2020, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis.  For loans individually measured for credit losses, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Loans individually measured for credit losses	$—	$—	$—	$—
Total	$—	$—	$—	$—
December 31, 2020
Loans individually measured for credit losses	$308	$—	$—	$308
Total	$308	$—	$—	$308

    The following table presents the (gains) losses resulting from nonrecurring fair value adjustments for the periods ended December 31, 2021, 2020 and 2019, respectively:

(In Thousands)	2021	2020	2019
Loans individually measured for credit losses	($13)	($4)	$3
Total (income) loss from nonrecurring measurements	($13)	($4)	$3

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
    The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at December 31, 2021 and 2020:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average or Rate Range
December 31, 2021
Interest rate lock commitment	External pricing model	Pull through rate	93.27%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	9.25% - 14.21%
		Discount rate	8.00%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	12.30% - 16.57%
		Discount rate	9.94%
December 31, 2020
Loans individually measured for credit losses	In-house valuation of collateral	Discount rate	30%
Interest rate lock commitment	External pricing model	Pull through rate	90.65%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	7.77% - 13.17%
		Discount rate	7.75%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	7.38% - 9.94%
		Discount rate	9.46%

NOTE 26 - Segment Information
    The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of December 31, 2021, the Community Banking segment operated 17 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
    Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

December 31, 2021
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$81,703	$2,903	$84,606
Interest expense	3,623	156	3,779
Net interest income	78,080	2,747	80,827
Provision for credit losses	(4,099)	—	(4,099)
Other operating income	10,119	42,144	52,263
Other operating expense	58,647	30,549	89,196
Income before provision for income taxes	33,651	14,342	47,993
Provision for income taxes	6,468	4,008	10,476
Net income	$27,183	$10,334	$37,517

Total assets	$2,615,433	$109,286	$2,724,719
Loans held for sale	$—	$73,650	$73,650

December 31, 2020
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$73,435	$3,281	$76,716
Interest expense	5,788	263	6,051
Net interest income	67,647	3,018	70,665
Provision for credit losses	2,432	—	2,432
Other operating income	10,693	52,635	63,328
Other operating expense	57,614	31,500	89,114
Income before provision for income taxes	18,294	24,153	42,447
Provision for income taxes	2,694	6,865	9,559
Net income	$15,600	$17,288	$32,888

Total assets	$1,935,871	$185,927	$2,121,798
Loans held for sale	$—	$146,178	$146,178

December 31, 2019
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$67,770	$2,313	$70,083
Interest expense	4,569	1,072	5,641
Net interest income	63,201	1,241	64,442
Benefit for credit losses	(1,175)	—	(1,175)
Other operating income	13,145	24,201	37,346
Compensation expense, RML acquisition payments	468	—	468
Other operating expense	54,520	21,850	76,370
Income before provision for income taxes	22,533	3,592	26,125
Provision for income taxes	4,408	1,026	5,434
Net income	$18,125	$2,566	$20,691

Total assets	$1,540,869	$103,127	$1,643,996
Loans held for sale	$—	$67,834	$67,834

NOTE 27 - Parent Company Information

Balance Sheets at December 31,	2021	2020
(In Thousands)
Assets
Cash and cash equivalents	$35,546	$24,742
Marketable equity securities	8,420	9,052
Investment in Northrim Bank	202,819	196,002
Investment in NISC	1,336	1,472
Investment in NST2	310	310
Taxes receivable, net	603	1,973
Other assets	358	497
Total Assets	$249,392	$234,048
Liabilities
Junior subordinated debentures	$10,310	$10,310
Other liabilities	1,265	2,163
Total Liabilities	11,575	12,473
Shareholders' Equity
Common stock	6,015	6,251
Additional paid-in capital	31,162	41,808
Retained earnings	204,046	173,498
Accumulated other comprehensive (loss) income	(3,406)	18
Total Shareholders' Equity	237,817	221,575
Total Liabilities and Shareholders' Equity	$249,392	$234,048

Statements of Income for Years Ended:	2021	2020	2019
(In Thousands)
Income
Interest income	$551	$599	$635
Equity in undistributed earnings from Northrim Bank	38,625	33,570	20,680
Equity in undistributed earnings from NISC	66	174	218
Gain on sale of marketable equity securities, net	67	98	—
Unrealized gain (loss) on marketable equity securities	(101)	61	911
Other income	151	10	44
Total Income	$39,359	$34,512	$22,488
Expense
Interest expense	382	385	389
Administrative and other expenses	2,754	2,748	2,168
Total Expense	3,136	3,133	2,557
Income Before Benefit from Income Taxes	36,223	31,379	19,931
Benefit from income taxes	(1,294)	(1,509)	(760)
Net Income	$37,517	$32,888	$20,691

Statements of Cash Flows for Years Ended:	2021	2020	2019
(In Thousands)
Operating Activities:
Net income	$37,517	$32,888	$20,691
Adjustments to Reconcile Net Income to Net Cash:
Gain on sale of securities, net	(67)	(98)	—
Equity in undistributed earnings from subsidiaries	(38,691)	(33,744)	(20,897)
Change in fair value marketable equity securities	101	(61)	(911)
Stock-based compensation	1,073	943	832
Changes in other assets and liabilities	(2,167)	(2,118)	8,556
Net Cash Used from Operating Activities	(2,234)	(2,190)	8,271
Investing Activities:
Purchases of marketable equity securities	(493)	(1,552)	—
Proceeds from sales/calls/maturities of marketable equity securities	1,016	503	229
Investment in Northrim Bank, NISC & NST2	31,894	21,423	19,488
Net Cash Provided by Investing Activities	32,417	20,374	19,717
Financing Activities:
Dividends paid to shareholders	(9,388)	(8,844)	(8,512)
Proceeds from issuance of common stock	1,543	84	73
Repurchase of common stock	(11,534)	(9,976)	(12,569)
Net Cash Used from Financing Activities	(19,379)	(18,736)	(21,008)
Net change in Cash and Cash Equivalents	10,804	(552)	6,980
Cash and Cash Equivalents at beginning of year	24,742	25,294	18,314
Cash and Cash Equivalents at end of year	$35,546	$24,742	$25,294

NOTE 28 - Subsequent Events

The Company's Executive Vice President, General Counsel and Corporate Secretary, who also served as Northrim Bank's Executive Vice President, General Counsel, Chief Operating Officer and Corporate Secretary passed away on November 11, 2021. The Company received $2.0 million in keyman life insurance proceeds on February 15, 2022 in connection with the death of this employee that will be reflected in the Company's Consolidated Statements of Net Income for the quarter ended March 31, 2022.

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
    Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.  In making this assessment management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.
    Based on our assessment and the criteria discussed above, management believes that, as of December 31, 2021, the Company maintained effective internal control over financial reporting.
    The Company’s independent registered public accounting firm has issued an attestation report on the Company’s effectiveness of internal control over financial reporting.  This report appears under Part II. Item 8 of this report.

ITEM 9B.            OTHER INFORMATION
    None.

ITEM 9C.            DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

    None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
    Information concerning the officers and directors of the Company required to be included in this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2022 which will be filed with the Securities and Exchange Commission (the "SEC") within 120 days of our most recently completed fiscal year.

ITEM 11.            EXECUTIVE COMPENSATION
    Information concerning executive compensation and director compensation and certain matters regarding participation in the Company’s compensation committee required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2022 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
    Information concerning the security ownership of certain beneficial owners and management required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2022 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
    Information concerning certain relationships and related transactions required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2022 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES
    Information concerning fees paid to our independent auditors required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2022 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

PART IV

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Financial Statements
(a) The following documents are filed as part of this Annual Report on Form 10-K:
    Consolidated Balance Sheets as of December 31, 2021 and 2020
    Consolidated Statements of Income for the years ended December 31, 2021, 2020, and 2019
    Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019
    Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021, 2020, and 2019
    Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019
    Notes to Consolidated Financial Statements

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
10.02   Northrim Bancorp, Inc. 2017 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 filed with the SEC on June 6, 2017.)
10.03  Northrim Bancorp, Inc. Profit Sharing Plan (Incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2011.)
10.04   Employment Agreement with Joseph M. Schierhorn dated January 1, 2022 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on January 3, 2022.)
10.05   Employment Agreement with Jed Ballard dated January 1, 2022 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on January 3, 2022.)
10.06   Employment Agreement with Michael Huston dated January 1, 2022 (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on January 3, 2022.)

10.07   Employment Agreement with Benjamin Craig dated January 1, 2022 (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on January 3, 2022.)
10.08   Employment Agreement with Steve Aldrich dated January 1, 2022 (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on January 3, 2022.)
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
10.11     Northrim BanCorp, Inc. 2020 Stock Incentive Plan (Incorporated by reference to Exhibit D to the Company's Proxy Statement filed with the SEC on April 27, 2020.)
21.1     Subsidiaries
23.1     Consent of Moss Adams LLP
24.1     Power of Attorney
31.1     Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2     Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2     Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page for the Company's Annual Report on 10-K for the year ended December 31, 2021 - formatted in Inline XBRL (included in Exhibit 101)

ITEM 16.            FORM 10-K SUMMARY

Not applicable.

Annual Report on Form 10-K
Annual Report Under Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2021.
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
The aggregate market value of common stock held by non-affiliates of Northrim BanCorp, Inc. at June 30, 2021, was $258,025,106.
The number of shares of Northrim BanCorp Inc.’s common stock outstanding at March 4, 2022, was 5,941,885.
This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the SEC.  Only those sections of the Annual Report required in the following cross reference index and the information under the caption “Forward Looking Statements” are incorporated into this Form 10-K.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2022.
    Northrim BanCorp, Inc.

By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 4, 2022.
    Principal Executive Officer:

By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President and Chief Executive Officer

    Principal Financial Officer and Principal Accounting Officer:

By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer

Jed W. Ballard, pursuant to the power of attorney filed with this Annual Report on Form 10-K as Exhibit 24.1, has signed this report on March 4, 2022, as attorney-in-fact for the following directors who constitute a majority of the Board of Directors.

Joseph M. Schierhorn	David J. McCambridge
Larry S. Cash	Krystal M. Nelson
Anthony Drabek	John C. Swalling
Karl L. Hanneman	Linda C. Thomas
David W. Karp	David G. Wight
Aaron Schutt	Joseph Marushack

By	/s/ Jed W. Ballard
Jed W. Ballard
as Attorney-in-fact
March 4, 2022

Investor Information
Annual Meeting

Date:	Thursday, May 26, 2022
Time:	9 a.m.
Location:	Live Webcast
www.virtualshareholdermeeting.com/NRIM2022

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