Form 10-Q
period 2022-03-31
NORTHRIM BANCORP INC
filed 2022-05-06
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☐ Yes  ☒ No

The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at May 6, 2022 was 5,816,565.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the consolidated financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2022	December 31, 2021
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$19,326	$20,805
Interest bearing deposits in other banks	513,482	625,022
Investment securities available for sale, at fair value	488,347	426,684
Marketable equity securities	7,997	8,420
Investment securities held to maturity, at amortized cost	24,750	20,000
Investment in Federal Home Loan Bank stock	3,828	3,107
Loans held for sale	49,980	73,650
Loans	1,377,387	1,413,886
Allowance for credit losses, loans	(11,310)	(11,739)
Net loans	1,366,077	1,402,147
Purchased receivables, net	8,552	6,987
Mortgage servicing rights, at fair value	15,422	13,724
Other real estate owned, net	5,638	5,638
Premises and equipment, net	37,416	37,164
Operating lease right-of-use assets	10,432	11,001
Goodwill	15,017	15,017
Other intangible assets, net	986	992
Other assets	58,910	54,361
Total assets	$2,626,160	$2,724,719
LIABILITIES
Deposits:
Demand	$812,545	$887,824
Interest-bearing demand	674,393	692,683
Savings	351,681	348,164
Money market	329,261	314,996
Certificates of deposit less than $250,000	99,556	100,851
Certificates of deposit $250,000 and greater	75,630	77,113
Total deposits	2,343,066	2,421,631
Borrowings	14,404	14,508
Junior subordinated debentures	10,310	10,310
Operating lease liabilities	10,402	10,965
Other liabilities	22,146	29,488
Total liabilities	2,400,328	2,486,902
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 5,881,708 and 6,014,813 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	5,882	6,015
Additional paid-in capital	25,559	31,162
Retained earnings	208,801	204,046
Accumulated other comprehensive loss, net of tax	(14,410)	(3,406)
Total shareholders' equity	225,832	237,817
Total liabilities and shareholders' equity	$2,626,160	$2,724,719
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(In Thousands, Except Per Share Data)	2022	2021
Interest and Dividend Income
Interest and fees on loans and loans held for sale	$18,268	$19,424
Interest on investment securities available for sale	1,135	778
Dividends on marketable equity securities	112	87
Interest on investment securities held to maturity	273	246
Dividends on Federal Home Loan Bank stock	28	23
Interest on deposits in other banks	242	38
Total Interest and Dividend Income	20,058	20,596
Interest Expense
Interest expense on deposits	575	949
Interest expense on borrowings	86	60
Interest expense on junior subordinated debentures	93	94
Total Interest Expense	754	1,103
Net Interest Income	19,304	19,493
(Benefit) provision for credit losses	(150)	(1,488)
Net Interest Income After (Benefit) Provision for Credit Losses	19,454	20,981
Other Operating Income
Mortgage banking income	6,982	13,622
Keyman life insurance proceeds	2,002	—
Bankcard fees	804	740
Purchased receivable income	402	532
Service charges on deposit accounts	374	290
Unrealized (loss) on marketable equity securities	(422)	(84)
Other income	681	796
Total Other Operating Income	10,823	15,896
Other Operating Expense
Salaries and other personnel expense	14,106	14,728
Data processing expense	1,992	2,035
Occupancy expense	1,726	1,660
Professional and outside services	722	624
Insurance expense	566	314
Marketing expense	425	404
Intangible asset amortization expense	6	9
OREO (income) expense, net rental income and gains on sale	(12)	(36)
Other operating expense	1,570	1,589
Total Other Operating Expense	21,101	21,327
Income Before Provision for Income Taxes	9,176	15,550
Provision for income taxes	1,950	3,369
Net Income	$7,226	$12,181
Earnings Per Share, Basic	$1.22	$1.96
Earnings Per Share, Diluted	$1.20	$1.94
Weighted Average Shares Outstanding, Basic	5,938,037	6,219,871
Weighted Average Shares Outstanding, Diluted	5,997,351	6,277,177
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended March 31,
(In Thousands)	2022	2021
Net income	$7,226	$12,181
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized holding (losses) arising during the period	($16,302)	($1,518)
Derivatives and hedging activities:
Unrealized holding gains arising during the period	927	1,260
Income tax benefit related to unrealized gains and losses	4,371	77
Other comprehensive (loss), net of tax	(11,004)	(181)
Comprehensive (loss) income	($3,778)	$12,000

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of Tax	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2021	6,251	$6,251	$41,808	$173,498	$18	$221,575
Cash dividend on common stock ($0.37 per share)	—	—	—	(2,313)	—	(2,313)
Stock-based compensation expense	—	—	280	—	—	280
Exercise of stock options and vesting of restricted stock units, net	17	17	(295)	—	—	(278)
Repurchase of common stock	(61)	(61)	(2,151)	—	—	(2,212)
Other comprehensive income, net of tax	—	—	—	—	(181)	(181)
Cumulative effect of adoption of ASU 2016-13	—	—	—	2,400	—	2,400
Net income	—	—	—	12,181	—	12,181
Balance as of March 31, 2021	6,207	$6,207	$39,642	$185,766	($163)	$231,452
Cash dividend on common stock ($0.37 per share)	—	—	—	(2,320)	—	(2,320)
Stock-based compensation expense	—	—	229	—	—	229
Other comprehensive income, net of tax	—	—	—	—	(488)	(488)
Net income	—	—	—	8,345	—	8,345
Balance as of June 30, 2021	6,207	$6,207	$39,871	$191,791	($651)	$237,218
Cash dividend on common stock ($0.38 per share)	—	—	—	(2,384)	—	(2,384)
Stock-based compensation expense	—	—	232	—	—	232
Repurchase of common stock	(30)	(30)	(1,174)	—	—	(1,204)
Other comprehensive loss, net of tax	—	—	—	—	(265)	(265)
Net income	—	—	—	8,877	—	8,877
Balance as of September 30, 2021	6,177	$6,177	$38,929	$198,284	($916)	$242,474
Cash dividend on common stock ($0.38 per share)	—	—	—	(2,352)	—	(2,352)
Stock-based compensation expense	—	—	332	—	—	332
Exercise of stock options and vesting of restricted stock units, net	26	26	(169)	—	—	(143)
Repurchase of common stock	(188)	(188)	(7,930)	—	—	(8,118)
Other comprehensive income, net of tax	—	—	—	—	(2,490)	(2,490)
Net income	—	—	—	8,114	—	8,114
Balance as of December 31, 2021	6,015	$6,015	$31,162	$204,046	($3,406)	$237,817
 See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of Tax	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2022	6,015	$6,015	$31,162	$204,046	($3,406)	$237,817
Cash dividend on common stock ($0.41 per share)	—	—	—	(2,471)	—	(2,471)
Stock-based compensation expense	—	—	187	—	—	187
Repurchase of common stock	(133)	(133)	(5,790)	—	—	(5,923)
Other comprehensive loss, net of tax	—	—	—	—	(11,004)	(11,004)
Net income	—	—	—	7,226	—	7,226
Balance as of March 31, 2022	5,882	$5,882	$25,559	$208,801	($14,410)	$225,832
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2022	2021
Operating Activities:
Net income	$7,226	$12,181
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and amortization of premises and equipment	798	789
Amortization of software	293	284
Intangible asset amortization	6	9
Amortization of investment security premium, net of discount accretion	174	73
Unrealized loss on marketable equity securities	422	84
Deferred tax (benefit) expense	—	958
Stock-based compensation	187	280
Deferred loan fees and amortization, net of costs	(2,162)	6,042
(Benefit) for credit losses	(150)	(1,488)
Additions to home mortgage servicing rights carried at fair value	(987)	(1,448)
Change in fair value of home mortgage servicing rights carried at fair value	(711)	1,009
Change in fair value of commercial servicing rights carried at fair value	134	23
Gain on sale of loans	(3,921)	(11,795)
Proceeds from the sale of loans held for sale	171,166	342,808
Origination of loans held for sale	(143,575)	(300,963)
Gain on sale of other real estate owned	—	(31)
Proceeds from keyman life insurance	(2,002)	—
Net changes in assets and liabilities:
(Increase) in accrued interest receivable	(319)	(264)
Decrease in other assets	1,149	2,718
(Decrease) in other liabilities	(7,883)	(6,686)
Net Cash Provided (Used) by Operating Activities	19,845	44,583
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(78,139)	(104,220)
Purchases of marketable equity securities	—	(505)
Purchases of FHLB stock	(726)	(569)
Purchases of investment securities held to maturity	(4,750)	(10,000)
Proceeds from sales/calls/maturities of securities available for sale	—	46,442
Proceeds from redemption of FHLB stock	5	4
(Increase) decrease in purchased receivables, net	(1,565)	2,104
Decrease (increase) in loans, net	38,399	(111,146)
Proceeds from sale of other real estate owned	—	31
Proceeds from keyman life insurance	2,002	—
Purchases of software	—	(9)
Purchases of premises and equipment	(1,050)	(858)
Net Cash (Used) by Investing Activities	(45,824)	(178,726)
Financing Activities:
(Decrease) increase in deposits	(78,565)	226,336
(Decrease) in borrowings	(104)	(68)
Repurchase of common stock	(5,923)	(2,212)
Proceeds from the issuance of common stock	—	5
Cash dividends paid	(2,448)	(2,293)
Net Cash (Used) Provided by Financing Activities	(87,040)	221,768
Net Change in Cash and Cash Equivalents	(113,019)	87,625
Cash and Cash Equivalents at Beginning of Period	645,827	115,965
Cash and Cash Equivalents at End of Period	$532,808	$203,590

Supplemental Information:
Interest paid	$726	$1,105
Transfer of loans to other real estate owned	$—	$274
Non-cash lease liability arising from obtaining right of use assets	$—	$79
Cash dividends declared but not paid	$23	$20
Cumulative effect adjustment to retained earnings	$—	$2,400

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements and corresponding footnotes have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end Consolidated Balance Sheet data was derived from the Company's audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company owns a 100% interest in Residential Mortgage Holding Company, LLC, the parent company of Residential Mortgage, LLC (collectively "RML") and consolidates their balance sheets and income statement into its financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company determined that it operates in two primary operating segments: Community Banking and Home Mortgage Lending. The Company has evaluated subsequent events and transactions for potential recognition or disclosure. Operating results for the interim period ended March 31, 2022 are not necessarily indicative of the results anticipated for the year ending December 31, 2022. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in our application of these accounting policies in 2022.
Reclassification of Prior Period Presentation
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

LIBOR is a widely-referenced benchmark rate, which is published in five currencies and a range of tenors, and seeks to estimate the cost at which banks can borrow on an unsecured basis from other banks. The administrator of LIBOR, ICE Benchmark Administration, ceased the publication of one-week and two-month LIBOR, as well as all non-US Dollar LIBOR tenors as of January 1, 2022. 1-month, 3-month, 6-month, and 12-month US Dollar LIBOR will continue to be published through and will remain available for use in legacy contracts or as otherwise enumerated by financial regulators until June 30, 2023. The Company has some assets and liabilities referenced to 1-month, 3-month, and 12-month US Dollar LIBOR, such as commercial loans, derivatives, debt securities, and junior subordinated debentures. As of March 31, 2022, we had approximately $180.5 million of assets, including $102.4 million in commercial loans and $78.1 million in debt securities, and $10.0 million of liabilities in the form of our junior subordinated debentures linked to USD LIBOR. These amounts exclude derivative assets and liabilities on our consolidated balance sheet. As of March 31, 2022, the notional amount of our USD LIBOR-linked interest rate derivative contracts was $151.6 million. Of this amount, $70.8 million in notional value represent commercial loan interest rate swap agreements with commercial banking customers. An additional $70.8 million in notional value represent corresponding swap agreements with third party financial institutions that offset the commercial loan swaps. Swap agreements with third party institutions are $80.8 million, including an interest rate swap agreement for $10.0 million in notional value related to our junior subordinated debentures. Each of the USD LIBOR-linked amounts referenced above are expected to vary in future periods as current contracts expire with potential replacement contracts using an alternative reference rate.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). The amendments in ASU 2022-02 eliminate the accounting guidance for troubled debt restructurings ("TDRs") by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs which includes an assessment of whether the creditor has granted a concession, an entity must evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, for public business entities, ASU 2022-02 requires that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost in the vintage disclosures required by paragraph 326-20-50-6. ASU 2022-02 is effective for the Company for fiscal years beginning after December 15, 2022. The Company may elect to apply the updated guidance on TDR recognition and measurement by using a modified retrospective transition method, which would result in a cumulative-effect adjustment to retained earnings, or to adopt the amendments prospectively. The Company intends to elect to adopt the updated guidance on TDR recognition and measurement prospectively; therefore the guidance will be applied to modifications occurring after the date of adoption. The amendments on TDR disclosures and vintage disclosures must be adopted prospectively. The Company does not believe that ASU 2022-02 will have a material impact on the Company's consolidated financial statements.

2. Cash and Cash Equivalents
The Company is no longer required to maintain cash balances or deposits with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank") sufficient to meet its statutory reserve requirements and for purposes of settling financial transactions and charges for the Federal Reserve Bank services.
The Company is required to maintain a $300,000 and $250,000 balance with a correspondent bank for outsourced servicing of ATMs as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022 and December 31, 2021, the Company was required to maintain a $100,000 and $30,000 balance with a correspondent bank to collateralize the initial margin and the fair value exposure, respectively, of its interest rate swap to hedge the variability in cash flows arising out of its junior subordinated debentures.

3. Investment Securities
Marketable Equity Securities
The Company held marketable equity securities with fair values of $8.0 million and $8.4 million at March 31, 2022 and December 31, 2021, respectively. The gross realized and unrealized gains (losses) recognized on marketable equity securities in other operating income in the Company's Consolidated Statements of Income were as follows:

	Three Months Ended March 31,
(In Thousands)	2022	2021
Unrealized loss on marketable equity securities	($422)	($84)
Gain on sale of marketable equity securities, net	—	—
Total	($422)	($84)

Debt securities
Debt securities have been classified in the financial statements as available for sale or held to maturity. The following table summarizes the amortized cost, estimated fair value, and the Allowance for Credit Losses ("ACL") of debt securities and the corresponding amounts of gross unrealized gains and losses of available-for-sale securities recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses of held to maturity securities at the periods indicated:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2022
Securities available for sale
U.S. Treasury and government sponsored entities	$415,485	$103	($19,633)	$—	$395,955
Municipal securities	820	—	(5)	—	815
Corporate bonds	32,716	167	(377)	—	32,506
Collateralized loan obligations	59,432	—	(361)	—	59,071
Total securities available for sale	$508,453	$270	($20,376)	$—	$488,347

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022
Securities held to maturity
Corporate bonds	$24,750	$—	($1,873)	$22,877
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$24,750	$—	($1,873)	$22,877

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2021
Securities available for sale
U.S. Treasury and government sponsored entities	$345,514	$333	($4,367)	$—	$341,480
Municipal securities	820	20	—	—	840
Corporate bonds	32,721	302	(77)	—	32,946
Collateralized loan obligations	51,431	9	(22)	—	51,418
Total securities available for sale	$430,486	$664	($4,466)	$—	$426,684

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Securities held to maturity
Corporate bonds	$20,000	$—	($836)	$19,164
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$20,000	$—	($836)	$19,164

Gross unrealized losses on available for sale securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2022 and December 31, 2021 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2022:
Securities available for sale
U.S. Treasury and government sponsored entities	$301,435	($14,981)	$72,868	($4,652)	$374,303	($19,633)
Corporate bonds	7,838	(377)	—	—	7,838	(377)
Collateralized loan obligations	54,079	(361)	—	—	54,079	(361)
Municipal securities	815	(5)	—	—	815	(5)
Total	$364,167	($15,724)	$72,868	($4,652)	$437,035	($20,376)

December 31, 2021:
Securities available for sale
U.S. Treasury and government sponsored entities	$292,845	($4,012)	$21,743	($355)	$314,588	($4,367)
Corporate bonds	4,953	(77)	—	—	4,953	(77)
Collateralized loan obligations	29,470	(22)	—	—	29,470	(22)
Total	$327,268	($4,111)	$21,743	($355)	$349,011	($4,466)

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

At March 31, 2022, the Company had 61 available for sale securities in an unrealized loss position without an ACL. At March 31, 2022, the Company had three held to maturity securities in an unrealized loss position without an ACL. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2022, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company's Consolidated Statements of Income.

At March 31, 2022 and December 31, 2021, $57.5 million and $59.5 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and estimated fair values of debt securities at March 31, 2022, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
US Treasury and government sponsored entities
Within 1 year	$5,000	$5,007
1-5 years	410,485	390,948
Total	$415,485	$395,955
Corporate bonds
1-5 years	$37,687	$37,250
5-10 years	19,779	18,133
Total	$57,466	$55,383
Collateralized loan obligations
1-5 years	$5,000	$4,938
5-10 years	23,939	23,796
Over 10 years	30,493	30,337
Total	$59,432	$59,071
Municipal securities
1-5 years	$820	$815
Total	$820	$815

There were no proceeds from sales of investment securities for the three-month periods ending March 31, 2022 and 2021.
A summary of interest income for the three-month periods ending March 31, 2022 and 2021, on available for sale investment securities are as follows:

	Three Months Ended March 31,
(In Thousands)	2022	2021
US Treasury and government sponsored entities	$806	$500
Other	325	274
Total taxable interest income	$1,131	$774
Municipal securities	$4	$4
Total tax-exempt interest income	$4	$4
Total	$1,135	$778

4.  Loans and Allowance for Credit Losses
Loans Held for Sale
Loans held for sale are comprised entirely of 1-4 family residential mortgage loans as of March 31, 2022 and December 31, 2021.
Loans Held for Investment
The following table presents amortized cost and unpaid principal balance of loans for the periods indicated:

	March 31, 2022			December 31, 2021
(In Thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial & industrial loans	$404,789	$408,451	($3,662)	$448,338	$454,106	($5,768)
Commercial real estate:
Owner occupied properties	304,595	306,070	(1,475)	300,200	301,623	(1,423)
Non-owner occupied and multifamily properties	428,618	431,855	(3,237)	435,311	438,631	(3,320)
Residential real estate:
1-4 family residential properties secured by first liens	31,241	31,300	(59)	32,542	32,602	(60)
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	19,523	19,400	123	19,610	19,489	121
1-4 family residential construction loans	38,836	39,146	(310)	36,222	36,542	(320)
Other construction, land development and raw land loans	91,328	91,819	(491)	88,094	88,604	(510)
Obligations of states and political subdivisions in the US	20,938	21,090	(152)	16,403	16,565	(162)
Agricultural production, including commercial fishing	29,217	29,358	(141)	27,959	28,082	(123)
Consumer loans	4,618	4,580	38	4,801	4,763	38
Other loans	3,684	3,699	(15)	4,406	4,422	(16)
Total	1,377,387	1,386,768	(9,381)	1,413,886	1,425,429	(11,543)
Allowance for credit losses	(11,310)			(11,739)
	$1,366,077	$1,386,768	($9,381)	$1,402,147	$1,425,429	($11,543)
The difference between the amortized cost and unpaid principal balance is net deferred origination fees totaling $9.4 million and $11.5 million at March 31, 2022 and December 31, 2021, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $5.4 million and $5.5 million at March 31, 2022 and December 31, 2021, respectively, and was included in other assets in the Consolidated Balance Sheets.
Amortized cost in the above table includes $64.3 million and $118.2 million as of March 31, 2022 and December 31, 2021, respectively, in Paycheck Protection Program ("PPP") loans administered by the U.S. Small Business Administration ("SBA") within the Commercial & industrial loan segment.

Allowance for Credit Losses
The activity in the ACL related to loans held for investment is as follows:

Three Months Ended March 31,	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2022
Commercial & industrial loans	$3,027	$156	($295)	$13	$2,901
Commercial real estate:
Owner occupied properties	3,176	(663)	—	—	2,513
Non-owner occupied and multifamily properties	2,930	133	—	—	3,063
Residential real estate:
1-4 family residential properties secured by first liens	439	71	—	—	510
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	215	74	—	12	301
1-4 family residential construction loans	120	90	—	—	210
Other construction, land development and raw land loans	1,635	(85)	—	—	1,550
Obligations of states and political subdivisions in the US	32	20	—	—	52
Agricultural production, including commercial fishing	91	29	—	8	128
Consumer loans	67	8	—	—	75
Other loans	7	—	—	—	7
Total	$11,739	($167)	($295)	$33	$11,310
2021
Commercial & industrial loans	$4,348	($101)	($163)	$185	$4,269
Commercial real estate:
Owner occupied properties	3,579	(215)	—	2	3,366
Non-owner occupied and multifamily properties	4,944	(1,240)	—	—	3,704
Residential real estate:
1-4 family residential properties secured by first liens	673	140	—	—	813
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	419	(87)	—	10	342
1-4 family residential construction loans	454	(194)	—	—	260
Other construction, land development and raw land loans	1,994	(173)	—	—	1,821
Obligations of states and political subdivisions in the US	44	(8)	—	—	36
Agricultural production, including commercial fishing	49	(11)	—	8	46
Consumer loans	118	(16)	—	2	104
Other loans	3	—	—	—	3
Total	$16,625	($1,905)	($163)	$207	$14,764
At March 31, 2022, as compared to December 31, 2021, the Company forecasted a significantly lower unemployment rate over the reasonable and supportable forecast period. For most loan segments, an increase in loan balances more than offset the decrease in the forecast for unemployment and changes in the characteristics of loans. However, increases in loan balances were more than offset by changes in the makeup of the underlying loans in the owner occupied commercial real estate and other construction segments. The primary reason for the decreases in the ACL in these segments is a shorter expected life, which results in a decrease in the ACL in a discounted cash flow ("DCF") Current Expected Credit Losses ("CECL") model.
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

March 31, 2022	2022	2021	2020	2019	2018	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$46,524	$171,908	$52,630	$30,871	$32,130	$62,733	$396,796
Classified	2,647	563	166	13	3,034	1,570	7,993
Total commercial & industrial loans	$49,171	$172,471	$52,796	$30,884	$35,164	$64,303	$404,789

Commercial real estate:
Owner occupied properties
Pass	$8,232	$85,813	$79,996	$38,621	$14,219	$68,938	$295,819
Classified	—	—	1,364	—	510	6,902	8,776
Total commercial real estate owner occupied properties	$8,232	$85,813	$81,360	$38,621	$14,729	$75,840	$304,595

Non-owner occupied and multifamily properties
Pass	$6,610	$73,643	$75,974	$57,236	$34,050	$170,879	$418,392
Classified	—	—	—	—	8	10,218	10,226
Total commercial real estate non-owner occupied and multifamily properties	$6,610	$73,643	$75,974	$57,236	$34,058	$181,097	$428,618

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$972	$11,979	$6,994	$3,433	$517	$6,238	$30,133
Classified	—	285	531	—	90	202	1,108
Total residential real estate 1-4 family residential properties secured by first liens	$972	$12,264	$7,525	$3,433	$607	$6,440	$31,241

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$971	$5,500	$2,501	$3,110	$3,242	$3,934	$19,258
Classified	—	—	—	—	253	12	265

Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$971	$5,500	$2,501	$3,110	$3,495	$3,946	$19,523

1-4 family residential construction loans
Pass	$8,877	$16,208	$653	$1,137	$—	$11,852	$38,727
Classified	—	—	—	—	—	109	109
Total residential real estate 1-4 family residential construction loans	$8,877	$16,208	$653	$1,137	$—	$11,961	$38,836

Other construction, land development and raw land loans
Pass	$966	$44,143	$25,438	$9,915	$3,347	$5,563	$89,372
Classified	—	—	—	—	460	1,496	1,956
Total other construction, land development and raw land loans	$966	$44,143	$25,438	$9,915	$3,807	$7,059	$91,328

Obligations of states and political subdivisions in the US
Pass	$—	$7,829	$1,836	$1,868	$161	$9,244	$20,938
Classified	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$—	$7,829	$1,836	$1,868	$161	$9,244	$20,938

Agricultural production, including commercial fishing
Pass	$1,311	$19,958	$3,828	$806	$1,112	$2,202	$29,217
Classified	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$1,311	$19,958	$3,828	$806	$1,112	$2,202	$29,217

Consumer loans
Pass	$373	$699	$765	$617	$337	$1,827	$4,618
Classified	—	—	—	—	—	—	—
Total consumer loans	$373	$699	$765	$617	$337	$1,827	$4,618

Other loans
Pass	$392	$1,110	$1,620	$417	$29	$116	$3,684
Classified	—	—	—	—	—	—	—
Total other loans	$392	$1,110	$1,620	$417	$29	$116	$3,684

Total loans
Pass	$75,228	$438,790	$252,235	$148,031	$89,144	$343,526	$1,346,954
Classified	2,647	848	2,061	13	4,355	20,509	30,433
Total loans	$77,875	$439,638	$254,296	$148,044	$93,499	$364,035	$1,377,387

Total pass loans	$75,228	$438,790	$252,235	$148,031	$89,144	$343,526	$1,346,954
Government guarantees	(869)	(94,725)	(11,664)	(13,422)	(3,222)	(3,795)	(127,697)
Total pass loans, net of government guarantees	$74,359	$344,065	$240,571	$134,609	$85,922	$339,731	$1,219,257

Total classified loans	$2,647	$848	$2,061	$13	$4,355	$20,509	$30,433
Government guarantees	(2,382)	(507)	(1,228)	—	—	(10,453)	(14,570)
Total classified loans, net government guarantees	$265	$341	$833	$13	$4,355	$10,056	$15,863

December 31, 2021	2021	2020	2019	2018	2017	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$227,376	$54,478	$29,846	$37,339	$23,205	$44,554	$416,798
Classified	18,853	714	3,564	3,118	517	4,774	31,540
Total commercial & industrial loans	$246,229	$55,192	$33,410	$40,457	$23,722	$49,328	$448,338

Commercial real estate:
Owner occupied properties
Pass	$81,533	$83,975	$39,254	$14,841	$14,452	$57,717	$291,772
Classified	—	1,399	—	522	—	6,507	8,428

Total commercial real estate owner occupied properties	$81,533	$85,374	$39,254	$15,363	$14,452	$64,224	$300,200

Non-owner occupied and multifamily properties
Pass	$77,205	$77,961	$61,147	$34,307	$19,833	$154,561	$425,014
Classified	—	—	—	10	10,286	1	10,297
Total commercial real estate non-owner occupied and multifamily properties	$77,205	$77,961	$61,147	$34,317	$30,119	$154,562	$435,311

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$7,756	$8,023	$3,689	$531	$1,466	$8,812	$30,277
Classified	417	1,077	472	90	—	209	2,265
Total residential real estate 1-4 family residential properties secured by first liens	$8,173	$9,100	$4,161	$621	$1,466	$9,021	$32,542

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$5,806	$2,535	$3,229	$3,464	$259	$4,046	$19,339
Classified	—	—	—	259	—	12	271
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$5,806	$2,535	$3,229	$3,723	$259	$4,058	$19,610

1-4 family residential construction loans
Pass	$21,409	$1,056	$1,707	$62	$—	$11,879	$36,113
Classified	—	—	—	—	109	—	109
Total residential real estate 1-4 family residential construction loans	$21,409	$1,056	$1,707	$62	$109	$11,879	$36,222

Other construction, land development and raw land loans
Pass	$39,624	$26,458	$11,044	$3,315	$139	$5,544	$86,124
Classified	—	—	—	460	—	1,510	1,970
Total other construction, land development and raw land loans	$39,624	$26,458	$11,044	$3,775	$139	$7,054	$88,094

Obligations of states and political subdivisions in the US
Pass	$4,120	$812	$1,875	$343	$2,733	$6,520	$16,403
Classified	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$4,120	$812	$1,875	$343	$2,733	$6,520	$16,403

Agricultural production, including commercial fishing
Pass	$19,970	$3,929	$810	$1,118	$741	$1,391	$27,959
Classified	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$19,970	$3,929	$810	$1,118	$741	$1,391	$27,959

Consumer loans
Pass	$873	$815	$653	$403	$291	$1,766	$4,801
Classified	—	—	—	—	—	—	—
Total consumer loans	$873	$815	$653	$403	$291	$1,766	$4,801

Other loans
Pass	$2,028	$1,645	$430	$95	$—	$208	$4,406
Classified	—	—	—	—	—	—	—
Total other loans	$2,028	$1,645	$430	$95	$—	$208	$4,406

Total loans
Pass	$487,700	$261,687	$153,684	$95,818	$63,119	$296,998	$1,359,006
Classified	19,270	3,190	4,036	4,459	10,912	13,013	54,880
Total loans	$506,970	$264,877	$157,720	$100,277	$74,031	$310,011	$1,413,886

Total pass loans	$487,700	$261,687	$153,684	$95,818	$63,119	$296,998	$1,359,006
Government guarantees	(145,713)	(12,725)	(14,429)	(3,299)	(306)	(6,562)	(183,034)
Total pass loans, net of government guarantees	$341,987	$248,962	$139,255	$92,519	$62,813	$290,436	$1,175,972

Total classified loans	$19,270	$3,190	$4,036	$4,459	$10,912	$13,013	$54,880

Government guarantees	(7,201)	(1,259)	—	—	—	(10,571)	(19,031)
Total classified loans, net government guarantees	$12,069	$1,931	$4,036	$4,459	$10,912	$2,442	$35,849

Past Due Loans: The following tables present an aging of contractually past due loans:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due Still Accruing
March 31, 2022
Commercial & industrial loans	$305	$166	$418	$889	$403,900	$404,789	$—
Commercial real estate:
Owner occupied properties	8	—	1,120	1,128	303,467	304,595	—
Non-owner occupied and multifamily properties	283	—	—	283	428,335	428,618	—
Residential real estate:
1-4 family residential properties secured by first liens	69	—	90	159	31,082	31,241	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	22	—	136	158	19,365	19,523	—
1-4 family residential construction loans	—	—	109	109	38,727	38,836	—
Other construction, land development and raw land loans	—	—	1,636	1,636	89,692	91,328	—
Obligations of states and political subdivisions in the US	—	—	—	—	20,938	20,938	—
Agricultural production, including commercial fishing	—	—	—	—	29,217	29,217	—
Consumer loans	11	—	—	11	4,607	4,618	—
Other loans	—	—	—	—	3,684	3,684	—
Total	$698	$166	$3,509	$4,373	$1,373,014	$1,377,387	$—
December 31, 2021
Commercial & industrial loans	$206	$51	$469	$726	$447,612	$448,338	$—
Commercial real estate:
Owner occupied properties	12	—	1,176	1,188	299,012	300,200	—
Non-owner occupied and multifamily properties	—	—	—	—	435,311	435,311	—
Residential real estate:
1-4 family residential properties secured by first liens	—	—	90	90	32,452	32,542	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	—	139	139	19,471	19,610	—
1-4 family residential construction loans	—	—	109	109	36,113	36,222	—
Other construction, land development and raw land loans	—	—	1,636	1,636	86,458	88,094	—
Obligations of states and political subdivisions in the US	—	—	—	—	16,403	16,403	—
Agricultural production, including commercial fishing	—	—	—	—	27,959	27,959	—
Consumer loans	—	—	—	—	4,801	4,801	—
Other loans	—	—	—	—	4,406	4,406	—
Total	$218	$51	$3,619	$3,888	$1,409,998	$1,413,886	$—

Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $8.7 million and $10.7 million at March 31, 2022 and December 31, 2021, respectively. The following table presents loans on nonaccrual status and loans on nonaccrual status for which there was no related allowance for credit losses. All loans with no allowance for credit losses are individually evaluated for credit losses in the Company's CECL methodology.

	March 31, 2022		December 31, 2021
(In Thousands)	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL

Commercial & industrial loans	$4,014	$3,847	$4,350	$4,298
Commercial real estate:
Owner occupied properties	3,362	3,362	3,506	3,506
Residential real estate:
1-4 family residential properties secured by first liens	223	223	1,778	1,778
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	265	211	271	215
1-4 family residential construction loans	109	109	109	109
Other construction, land development and raw land loans	1,636	1,636	1,636	1,636
Consumer loans	—	—	—	—
Total nonaccrual loans	9,609	9,388	11,650	11,542
Government guarantees on nonaccrual loans	(907)	(907)	(978)	(978)
Net nonaccrual loans	$8,702	$8,481	$10,672	$10,564

There was $2,000 in interest on nonaccrual loans reversed through interest income during three-month period ending March 31, 2022. There was no interest on nonaccrual loans reversed through interest income during the three-month period ending March 31, 2021.

There was no interest earned on nonaccrual loans with a principal balance during the three-month periods ending March 31, 2022 and March 31, 2021, respectively. However, the Company recognized interest income of $57,000 and $134,000 in the three-month periods ending March 31, 2022 and 2021, respectively, related to interest collected on nonaccrual loans whose principal had been paid down to zero.

Troubled Debt Restructurings: Loans classified as TDRs totaled $10.0 million and $10.6 million at March 31, 2022 and December 31, 2021, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that it would not grant otherwise.

The provisions of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act included an election to not apply the guidance on accounting for TDRs to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and December 31, 2021. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. The Company has made the following types of loan modifications related to COVID-19, which are not classified as TDRs with principal balance outstanding of:

Loan Modifications due to COVID-19 as of March 31, 2022
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$45,074	$—	$45,074
Number of modifications	13	—	13

Loan Modifications due to COVID-19 as of December 31, 2021
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$49,219	$—	$49,219
Number of modifications	16	—	16

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
There were no newly restructured loans that occurred during the three months ended March 31, 2022 or 2021, respectively. As discussed above, the CARES Act provided banks an option to elect to not account for certain loan modifications related to COVID-19 between March 1, 2020 and December 31, 2021 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2019. The disclosed restructurings were not related to COVID-19 modifications.

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
Existing Troubled Debt Restructurings	$2,978	$7,062	$10,040
Total	$2,978	$7,062	$10,040
The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs. There were no in charge-offs in the three months ended March 31, 2022 on loans that were newly classified as TDRs during the same period.
There were no loans that defaulted during the three months ended March 31, 2022 and 2021, respectively, that were restructured in the previous twelve months.

5. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of an allowance for credit losses, and have a maturity of less than one year. There were no purchased receivables past due at March 31, 2022 or December 31, 2021, and there were no restructured purchased receivables at March 31, 2022 or December 31, 2021.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  There were no nonperforming purchased receivables as of March 31, 2022 and December 31, 2021, respectively.
There was no activity and no balance in the ACL for purchased receivables as of March 31, 2022 and December 31, 2021.
The following table summarizes the components of net purchased receivables for the periods indicated:

(In Thousands)	March 31, 2022	December 31, 2021
Purchased receivables	$8,552	$6,987
Allowance for credit losses - purchased receivables	—	—
Total	$8,552	$6,987

6. Servicing Rights
Mortgage servicing rights
The following table details the activity in the Company's mortgage servicing rights ("MSR") for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In Thousands)	2022	2021

Balance, beginning of period	$13,724	$11,218
Additions for new MSR capitalized	987	1,448
Changes in fair value:
Due to changes in model inputs of assumptions (1)	1,192	(180)
Other (2)	(481)	(829)
Balance, end of period	$15,422	$11,657

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

The following table details information related to our serviced mortgage loan portfolio as of March 31, 2022 and December 31, 2021:

(In Thousands)	March 31, 2022	December 31, 2021

Balance of mortgage loans serviced for others	$789,382	$772,764
MSR as a percentage of serviced loans	1.95%	1.78%

    The Company recognized servicing fees of $783,000 and $705,000 during the three-month periods ending March 31, 2022 and 2021, respectively, which includes contractually specified servicing fees and ancillary fees as a component of other noninterest income in the Company's Consolidated Statements of Income.

    The following table outlines the weighted average key assumptions used in measuring the fair value of MSR as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Constant prepayment rate	8.93%	11.80%
Discount rate	8.00%	8.00%

    Key economic assumptions and the sensitivity of the current fair value for MSR to immediate adverse changes in those assumptions at March 31, 2022 and December 31, 2021 were as follows:

(In Thousands)		March 31, 2022	December 31, 2021
Aggregate portfolio principal balance		$789,382	$772,764
Weighted average rate of note		3.27%	3.31%

March 31, 2022	Base	1.0% Adverse Rate Change	2.0% Adverse Rate Change
Constant prepayment rate	8.93%	17.87%	26.79%
Discount rate	8.00%	7.00%	6.00%
Fair value MSR	$15,422	$11,213	$8,621
Percentage of MSR	1.95%	1.42%	1.09%

December 31, 2021
Constant prepayment rate	11.80%	23.59%	34.57%
Discount rate	8.00%	7.00%	6.00%
Fair value MSR	$13,724	$9,612	$7,256
Percentage of MSR	1.78%	1.24%	0.94%

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

Commercial servicing rights
    The commercial servicing rights asset ("CSR") has a carrying value $1.1 million at both March 31, 2022 and December 31, 2021, and is included in other assets and carried at fair value on the Company's Consolidated Balance Sheets. Total commercial loans serviced for others were $261.6 million and $259.8 million at March 31, 2022 and December 31, 2021, respectively. Key assumptions used in measuring the fair value of the CSR as of March 31, 2022 and December 31, 2021 include a constant prepayment rate of 16.08% and a discount rate of 9.94%.

7. Leases

    The Company's lease commitments consist primarily of agreements to lease land and office facilities that it occupies to operate several of its retail branch locations that are classified as operating leases and are recognized on the balance sheet as right-of-use ("ROU") assets and lease liabilities. As of March 31, 2022, the Company has operating lease ROU assets of $10.4 million and operating lease liabilities of $10.4 million. As of December 31, 2021, the Company had operating lease ROU assets of $11.0 million and operating lease liabilities of $11.0 million. The Company did not have any agreements that are classified as finance leases as of March 31, 2022 or December 31, 2021.

    The following table presents additional information about the Company's operating leases:

	Three Months Ended March 31,
(In Thousands)	2022	2021
Lease Cost
Operating lease cost(1)	$681	$695
Short term lease cost(1)	12	9
Total lease cost	$693	$704

Other information
Operating leases - operating cash flows	$644	$669
Weighted average lease term - operating leases, in years	10.66	10.74
Weighted average discount rate - operating leases	3.23%	3.29%
(1) Expenses are classified within occupancy expense on the Consolidated Statements of Income.

    The table below reconciles the remaining undiscounted cash flows for the next five years for each twelve-month period presented (unless otherwise indicated) and the total of the subsequent remaining years to the operating lease liabilities recorded on the balance sheet:

(In Thousands)	Operating Leases
2022 (Nine months)	$1,858
2023	2,109
2024	1,961
2025	1,858
2026	721
Thereafter	4,266
Total minimum lease payments	$12,773
Less: amount of lease payment representing interest	(2,371)
Present value of future minimum lease payments	$10,402

8.  Derivatives
Derivatives swaps related to community banking activities
    The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution ("counterparty"). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a "well-capitalized" institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $7.8 million as of March 31, 2022 and $8.2 million as of December 31, 2021 in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements.
    The Company had interest rate swaps related to commercial loans with an aggregate notional amount of $210.4 million and $212.6 million at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, the notional amount of interest rate swaps is made up of 19 variable to fixed rate swaps to commercial loan customers totaling $105.2 million, and 19 fixed to variable rate swaps with a counterparty totaling $105.2 million. Changes in fair value from these 19 interest rate swaps offset each other in the first nine months of 2022. The Company recognized $3,000 and $92,000 in fee income related to interest rate swaps in the three-month periods ending March 31, 2022 and 2021, respectively. Interest rate swap income is recorded in other operating income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
    The Company has an interest rate swap to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Northrim Statutory Trust 2 at 3.72% through its maturity date. The floating rate that the dealer pays is equal to the three month LIBOR plus 1.37% which reprices quarterly on the payment date. This rate was 2.20% as of March 31, 2022. The Company pledged $2.9 million in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of both March 31, 2022 and December 31, 2021. Changes in the fair value of this interest rate swap are reported in other comprehensive income on the Consolidated Statements of Income. The unrealized loss on this interest rate swap was $28,000 as of March 31, 2022 and the unrealized loss was $1.0 million as of December 31, 2021.
Derivatives related to home mortgage banking activities
    The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as "interest rate lock commitments". The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. RML had commitments to originate mortgage loans held for sale totaling $130.2 million and $81.6 million at March 31, 2022 and December 31, 2021, respectively. Changes in the value of RML's interest rate derivatives are recorded in mortgage banking income on the Consolidated Statements of Income. None of these derivatives are designated as hedging instruments.

    The following table presents the fair value of derivatives not designated as hedging instruments at March 31, 2022 and December 31, 2021:

(In Thousands)	Asset Derivatives
		March 31, 2022	December 31, 2021
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$6,531	$6,030
Interest rate lock commitments	Other assets	965	1,387
Retail interest rate contracts	Other assets	1,055	166
Total		$8,551	$7,583

(In Thousands)	Liability Derivatives
		March 31, 2022	December 31, 2021
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$6,531	$6,030
Total		$6,531	$6,030
    The following table presents the net gains (losses) of derivatives not designated as hedging instruments for periods indicated below:

		Three Months Ended March 31,
(In Thousands)	Income Statement Location	2022	2021
Retail interest rate contracts	Mortgage banking income	$2,560	$3,000
Interest rate lock commitments	Mortgage banking income	(480)	(1,369)
Total		$2,080	$1,631
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

    The following table summarizes the derivatives that have a right of offset as of March 31, 2022 and December 31, 2021:

March 31, 2022				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$6,531	$—	$6,531	$—	$—	$6,531
Retail interest rate contracts	1,055	—	1,055	—	—	1,055

Liability Derivatives
Interest rate swaps	$6,531	$—	$6,531	$—	$6,531	$—

December 31, 2021				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$6,030	$—	$6,030	$—	$—	$6,030
Retail interest rate contracts	166	—	166	—	—	166

Liability Derivatives
Interest rate swaps	$6,030	$—	$6,030	$—	$6,030	$—

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

Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2022, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Company has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.

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

Assets Subject to Nonrecurring Adjustment to Fair Value

    The Company is also required to measure certain assets such as equity method investments, goodwill, intangible assets, impaired loans, and Other Real Estate Owned ("OREO") at fair value on a nonrecurring basis in accordance with GAAP. Any nonrecurring adjustments to fair value usually result from the write-down of individual assets.

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

    Estimated fair values as of the periods indicated are as follows:

	March 31, 2022		December 31, 2021
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$532,808	$532,808	$645,827	$645,827
Investment securities available for sale	208,681	208,681	141,531	141,531
Marketable equity securities	7,997	7,997	8,420	8,420

Level 2 inputs:
Investment securities available for sale	279,666	279,666	285,153	285,153
Investment in Federal Home Loan Bank stock	3,828	3,828	3,107	3,107
Loans held for sale	49,980	49,980	73,650	73,650
Accrued interest receivable	7,165	7,165	6,846	6,846
Interest rate swaps	6,531	6,531	6,030	6,030
Retail interest rate contracts	1,055	1,055	166	166

Level 3 inputs:
Investment securities held to maturity	24,750	22,877	20,000	19,164
Loans	1,377,387	1,335,959	1,413,886	1,396,486
Purchased receivables, net	8,552	8,552	6,987	6,987
Interest rate lock commitments	965	965	1,387	1,387
Mortgage servicing rights	15,422	15,422	13,724	13,724
Commercial servicing rights	1,091	1,091	1,084	1,084

Financial liabilities:
Level 2 inputs:
Deposits	$2,343,066	$2,341,812	$2,421,631	$2,422,215
Borrowings	14,404	13,330	14,508	14,727
Accrued interest payable	59	59	31	31
Interest rate swaps	6,559	6,559	6,985	6,985

Level 3 inputs:
Junior subordinated debentures	10,310	9,766	10,310	9,727

    The following table sets forth the balances as of the periods indicated of assets and liabilities measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$395,955	$179,192	$216,763	$—
Municipal securities	815	—	815	—
Corporate bonds	32,506	29,489	3,017	—
Collateralized loan obligations	59,071	—	59,071	—
Total available for sale securities	$488,347	$208,681	$279,666	$—
Marketable equity securities	$7,997	$7,997	$—	$—
Total marketable equity securities	$7,997	$7,997	$—	$—
Interest rate swaps	$6,531	$—	$6,531	$—
Interest rate lock commitments	965	—	—	965
Mortgage servicing rights	15,422	—	—	15,422
Commercial servicing rights	1,091	—	—	1,091
Retail interest rate contracts	1,055	—	1,055	—
Total other assets	$25,064	$—	$7,586	$17,478
Liabilities:
Interest rate swaps	$6,559	$—	$6,559	$—
Total other liabilities	$6,559	$—	$6,559	$—
December 31, 2021
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$341,480	$115,686	$225,794	$—
Municipal securities	840	—	840	—
Corporate bonds	32,946	25,845	7,101	—
Collateralized loan obligations	51,418	—	51,418	—
Total available for sale securities	$426,684	$141,531	$285,153	$—
Marketable equity securities	$8,420	$8,420	$—	$—
Total marketable securities	$8,420	$8,420	$—	$—
Interest rate swaps	$6,030	$—	$6,030	$—
Interest rate lock commitments	1,387	—	—	1,387
Mortgage servicing rights	13,724	—	—	13,724
Commercial servicing rights	1,084	—	—	1,084
Retail interest rate contracts	166	—	166	—
Total other assets	$22,391	$—	$6,196	$16,195
Liabilities:
Interest rate swaps	$6,985	$—	$6,985	$—
Total other liabilities	$6,985	$—	$6,985	$—

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three-month periods ended March 31, 2022 and 2021:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended March 31, 2022
Interest rate lock commitments	$1,387	($509)	$4,350	($4,263)	$965	$965
Mortgage servicing rights	13,724	711	987	—	15,422	—
Commercial servicing rights	1,084	(26)	33	—	1,091	—
Total	$16,195	$176	$5,370	($4,263)	$17,478	$965
Three Months Ended March 31, 2021
Interest rate lock commitments	$4,034	($1,147)	$9,268	($9,442)	$2,713	$2,713
Mortgage servicing rights	11,218	(1,009)	1,448	—	11,657	—
Commercial servicing rights	1,310	(23)	40	—	1,327	—
Total	$16,562	($2,179)	$10,756	($9,442)	$15,697	$2,713

    There were no changes in unrealized gains and losses for the three-month periods ending March 31, 2022 and 2021 included in other comprehensive income for recurring Level 3 fair value measurements.

    As of and for the periods ending March 31, 2022 and December 31, 2021, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis.  For loans individually measured for credit losses, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Loans individually measured for credit losses	$166	$—	$—	$166
Total	$166	$—	$—	$166
December 31, 2021
Loans individually measured for credit losses	$—	$—	$—	$—
Total	$—	$—	$—	$—

    The following table presents the (gains) losses resulting from nonrecurring fair value adjustments for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In Thousands)	2021	2020
Loans individually measured for credit losses	$89	$985
Total loss from nonrecurring measurements	$89	$985

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
    The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at March 31, 2022 and December 31, 2021:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average Rate Range
March 31, 2022
Loans individually measured for credit losses	In-house valuation of collateral	Discount rate	100%
Interest rate lock commitment	External pricing model	Pull through rate	94.37%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	7.26% - 11.39%
		Discount rate	8.00%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	12.30% - 16.57%
		Discount rate	9.94%
December 31, 2021
Interest rate lock commitment	External pricing model	Pull through rate	93.27%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	9.25% - 14.21%
		Discount rate	8.00%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	12.30% - 16.57%
		Discount rate	9.94%

10.  Segment Information
    The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of March 31, 2022, the Community Banking segment operated 17 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
    Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended March 31, 2022
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$19,650	$408	$20,058
Interest expense	741	13	754
Net interest income	18,909	395	19,304
Benefit for credit losses	(150)	—	(150)
Other operating income	3,841	6,982	10,823
Other operating expense	14,831	6,270	21,101
Income before provision for income taxes	8,069	1,107	9,176
Provision for income taxes	1,641	309	1,950
Net income	$6,428	$798	$7,226

	Three Months Ended March 31, 2021
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$19,799	$797	$20,596
Interest expense	1,065	38	1,103
Net interest income	18,734	759	19,493
Benefit for credit losses	(1,488)	—	(1,488)
Other operating income	2,274	13,622	15,896
Other operating expense	13,664	7,663	21,327
Income before provision for income taxes	8,832	6,718	15,550
Provision for income taxes	1,452	1,917	3,369
Net income	$7,380	$4,801	$12,181

March 31, 2022
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$2,540,992	$85,168	$2,626,160
Loans held for sale	$—	$49,980	$49,980

December 31, 2021
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$2,615,433	$109,286	$2,724,719
Loans held for sale	$—	$73,650	$73,650

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion should be read in conjunction with the unaudited consolidated financial statements of Northrim BanCorp, Inc. (the “Company”) and the notes thereto presented elsewhere in this report and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Except as otherwise noted, references to "we", "our", "us" or "the Company" refer to Northrim BanCorp, Inc. and its subsidiaries that are consolidated for financial reporting purposes.
Note Regarding Forward Looking-Statements
This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, the strength of the local economy, and statements related to the expected or potential impact of the novel coronavirus ("COVID-19") pandemic and related responses of the government. All statements other than statements of historical fact, including statements regarding industry prospects, future results of operations or financial position and the expected or potential impact of COVID-19 and related responses of the government, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements, whether concerning COVID-19 and the government response related thereto or otherwise, are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the uncertainties relating to the impact of COVID-19 on the Company's credit quality, business, operations and employees; the availability and terms of funding from government sources related to COVID-19; the impact of the results of government initiatives on the regulatory landscape, natural resource extraction industries, capital markets, and the response to and management of the COVID-19 pandemic, including the effectiveness of previously-enacted fiscal stimulus from the federal government and a potential infrastructure bill; the timing of Paycheck Protection Program ("PPP") loan forgiveness; the impact of interest rates, inflation, supply-chain constraints, trade policies and tensions, including tariffs, and potential geopolitical instability, including the ware in Ukraine; the general condition of, and changes in, the Alaska economy; our ability to maintain or expand our market share or net interest margin; our ability to maintain asset quality; our ability to implement our marketing and growth strategies; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report and Part I. Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, as well as in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that forward looking statements are made only as of the date of this report and that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

Update on Economic Conditions

    The Alaska economy showed broad improvements in 2021 and the first quarter of 2022 as it rebounded from the pandemic lows of 2020. A steady recovery of jobs in Alaska in nearly every sector resulted from improved tourism, rising oil prices, a strong housing market and consumer liquidity from government stimulus programs. Management believes that the potential effects of rising interest rates, high inflation, and supply chain disruptions are the most pressing issues facing the economy in 2022.
The Alaska Department of Labor ("DOL") has released data through February of 2022. The DOL reports total payroll jobs in Alaska in February 2022 increased 2.4% or 7,100 jobs compared to February of 2021. The Oil and Gas sector showed the fastest year over year increase of 10.8%. Tourism related jobs were the hardest hit from the pandemic travel restrictions. The Leisure and Hospitality sector improved 10.2% since February of 2021. Other sectors showing improvement over the last 12 months include Wholesale Trade (+8.3%); Other Services (+8%); Construction (+6%); and Trade, Warehousing, and Utilities (+4.7%). The only private sector payroll jobs to decline year over year were Information with 100 fewer jobs, down 2.1%, and Health Care with 200 fewer jobs, down 0.5%. The Government sector was up slightly 0.4%, an increase of 300 jobs through February 2022 as compared to the preceding February.

Alaska’s Gross State Product (“GSP”), seasonally adjusted at annualized rates, for the fourth quarter of 2021 was up 3% to $58 billion, according to the Federal Bureau of Economic Analysis ("BEA") in a report that was released March 31, 2022. Alaska’s GSP declined at an annualized rate of 7% in the first quarter of 2021, but improved 4%, 0.4% and 3% in the second, third and fourth quarters of 2021, respectively. The BEA’s preliminary estimate for Alaska is an overall annual growth in GSP of 0.3% in 2021.

Alaska’s seasonally adjusted personal income in 2021 was $49.2 billion, an improvement of 5.9% for the year according to the BEA. Alaska’s personal income grew 3.3% annualized in the fourth quarter of 2021, over the third quarter, primarily due to a $336 million increase in wage earnings for the quarter. This resulted from inflationary pressure on salaries and an improvement in the total number of jobs. According to the BEA, the Health Care sector had the largest increase in wage earnings in Alaska for the fourth quarter and for all of 2021. There were also notable improvements in total wage earnings in Accommodations and Food Services; Retail Trade; Transportation and Warehousing; and Construction.

The price of Alaska North Slope crude oil began 2021 averaging $55.56 in January and climbed steadily throughout the year to a monthly average high of $84.36 a barrel in October. 2022 began with a monthly average of $86.50 in January and rose steadily due to rising global demand and the war in Ukraine to average $110.41 a barrel in the month of March 2022.

Alaska’s home mortgage delinquency and foreclosure levels continue to be better than most of the nation. According to the Mortgage Bankers Association, Alaska’s foreclosure rate improved from 0.63% at the end of 2019 to 0.45% at the end of 2020 and 0.32% at the end of 2021. The comparable national average rate was higher than Alaska at 0.42% at the end of 2021.

The Mortgage Bankers Association survey reported that the percentage of delinquent mortgage loans at the end of 2019 in Alaska was 2.9%. This increased to 6.2% at the end of 2020 after the effects of COVID-19 impacted jobs. By the end of 2021 it has improved to 4.1% in Alaska. According to the survey, the comparable delinquency rate for the entire country remains higher than Alaska at 4.6% at the end of 2021.

According to the Alaska Multiple Listing Services, the average sales price of a single family home in Anchorage rose 6.9% in 2021 to $424,148. Average sales prices in the Matanuska Susitna Borough rose 15.6% in 2021 to $347,974, continuing a decade of consecutive price gains. These two markets represent where the vast majority of the Bank’s residential lending activity occurs. Prices also increased 13.9% in the Fairbanks North Star Borough, 13% in the Kenai Peninsula Borough, and 13.8% in the Kodiak Island Borough in 2021, as compared to 2020.

The number of housing units sold in Anchorage was up by 11.2% in 2021, as compared to the prior year, following an increase of 19.6% in 2020 as compared to 2019,, as reported by the Alaska Multiple Listing Services. The Matanuska Susitna Borough also had strong sales activity, up 11.6% in 2021 and 9.7% in 2020 in each case as compared to the preceding year. We believe that rising interest rates will moderate this level of activity in 2022.

Highlights and Summary of Performance - First Quarter of 2022

The Company reported net income and diluted earnings per share of $7.2 million and $1.20, respectively, for the first quarter of 2022 compared to net income and diluted earnings per share of $12.2 million and $1.94, respectively, for the first quarter of 2021. The decrease in net income for the three-month period ending March 31, 2022 compared to the same period last year is primarily attributable to a decrease in net income in the Home Mortgage Lending segment as a result of decreased production, as well as a lower benefit for the provision for credit losses.
•Total revenue in the first quarter of 2022, which includes net interest income plus other operating income, decreased 15% to $30.1 million from $35.4 million in the first quarter a year ago, primarily due to a $6.6 million decrease in mortgage banking income that was only partially offset by $2.0 million in life insurance proceeds received in connection with the death of the Company’s former Executive Vice President, General Counsel and Corporate Secretary who passed away on November 11, 2021.
•Net interest income in the first quarter of 2022 decreased 1% to $19.3 million compared to $19.5 million in the first quarter of 2021. Net interest income excluding PPP interest and fees in the first quarter of 2022 increased 11% to $17.0 million, compared to $15.3 million in the first quarter of 2021.
•Net interest margin was 3.18% for the first quarter of 2022, a 72 basis point decrease from the first quarter of 2021 primarily due to the change in the mix of earning assets. Average interest bearing deposits in other banks increased to $538.5 million in the first quarter of 2022 compared to $120.9 million in the first quarter of 2021.
•Loans were $1.38 billion at March 31, 2022, down 3% from December 31, 2021 primarily as a result of PPP forgiveness. Loans excluding the impact from PPP, were $1.31 billion at March 31, 2022, up 1% from December 31, 2021. 73% of core portfolio loans are adjustable rate and are subject to rate increases as the prime rate and other indices increase.
•The Company booked a benefit for credit losses of $150,000 for the three-month period ending March 31, 2022, compared to a benefit of $1.5 million in the same period in 2021. The decrease in the benefit for credit losses in the first quarter of 2022 compared to the same period in the prior year is primarily the result of a smaller change in the Company's forecast of economic assumptions used to estimate lifetime credit losses during the first quarter of 2022 as compared to the first quarter of 2021.
•The Company opened a loan production office in Nome, Alaska in the first quarter of 2022 to become the second bank with operations in that market.
•The Company paid cash dividends of $0.41 per common share in the first quarter of 2022, up 11% from $0.37 in the first quarter of 2021.
•At March 31, 2022, the capital ratios of the Company and Northrim Bank (the "Bank") were well in excess of all regulatory requirements. During the first quarter of 2022, the Company repurchased 133,105 shares of its common stock under the previously announced share repurchase program at an average price of $44.50 per share. There are 200,619 shares remaining of the 300,000 currently authorized for repurchase.

Other financial measures are shown in the table below:

	Three Months Ended March 31,
	2022	2021
Return on average assets, annualized	1.12%	2.25%
Return on average shareholders' equity, annualized	12.36%	21.40%
Dividend payout ratio	34.20%	18.99%
Growth and Paycheck Protection Program:
•In 2020 and 2021, Northrim funded a total of nearly 5,800 PPP loans totaling $612.6 million to both existing and new customers. Management estimates that we funded approximately 24% of the number and 32% of the value of all Alaska PPP second round loans.
•As of March 31, 2022, PPP has resulted in 2,344 new customers totaling $64.6 million in non-PPP loans, and $121.1 million in new deposit balances.
•As of March 31, 2022, Northrim customers had received forgiveness through the U.S, Small Business Administration ("SBA") on 4,988 PPP loans totaling $548.3 million, of which 537 PPP loans totaling $56.9 million were forgiven in the first quarter of 2022, and 4,451 PPP loans totaling $491.4 million were forgiven in 2021. Of the PPP loans forgiven in the first quarter of 2022, 509 loans totaling $56.1 million related to PPP round two. As of March 31, 2022, approximately 99% of PPP round one and 74% of PPP round two loans have been forgiven.

Credit Quality
•Customer Accommodations: The Company implemented several forms of assistance to help our customers in the event that they experienced financial hardship as a result of COVID-19 in addition to our participation in PPP lending. As of March 31, 2022, remaining accommodations include interest only and deferral options on loan payments. The total outstanding principal balance of loan modifications due to the impacts of COVID-19 for the periods indicated were as follows:

Loan Modifications due to COVID-19 as of March 31, 2022
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$45,074	$—	$45,074
Number of modifications	13	—	13
Number of relationships	3	—	3

Loan Modifications due to COVID-19 as of December 31, 2021
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$49,219	$—	$49,219
Number of modifications	16	—	16
Number of relationships	6	—	6

These loan accommodations are scheduled to return to normal principal and interest payments in 2022, with $36.6 million, or 81% of the $45.1 million in COVID-19 loan accommodations outstanding as of March 31, 2022 scheduled to return to normal principal and interest payments by the end of the second quarter of 2022.
Nonperforming assets: Nonperforming assets, net of government guarantees at March 31, 2022 decreased 13%, or $2.0 million to $13.1 million as compared to $15.0 million at December 31, 2021. Other Real Estate Owned ("OREO"), net of government guarantees, remained at $4.4 million at March 31, 2022 as compared to December 31, 2021. Nonperforming loans, net of government guarantees decreased $2.0 million, or 18% to $8.7 million as of March 31, 2022 from $10.7 million as of December 31, 2021, primarily due to the transfer of one relationship back to accrual status in the first three months of 2022 as well as payoffs and pay downs in the first quarter of 2022. $7.0 million, or 54% of nonperforming assets at March 31, 2022, are nonaccrual loans related to six commercial relationships.
    The following table summarizes nonperforming asset activity for the three-month periods ending March 31, 2022 and 2021.

				Writedowns		Transfers to
(In Thousands)	Balance at December 31, 2021	Additions this quarter	Payments this quarter	/Charge-offs this quarter	Transfers to OREO	Performing Status this quarter	Sales this quarter	Balance at March 31, 2022
Nonperforming loans	$11,650	$166	($835)	($295)	$—	($1,077)	$—	$9,609
Nonperforming loans guaranteed by government	(978)	—	71	—	—	—	—	(907)
Nonperforming loans, net	10,672	166	(764)	(295)	—	(1,077)	—	8,702
Other real estate owned	5,638	—	—	—	—	—	—	5,638
Other real estate owned guaranteed
by government	(1,279)	—	—	—	—	—	—	(1,279)
Total nonperforming assets,
net of government guarantees	$15,031	$166	($764)	($295)	$—	($1,077)	$—	$13,061

				Writedowns		Transfers to
(In Thousands)	Balance at December 31, 2020	Additions this quarter	Payments this quarter	/Charge-offs this quarter	Transfers to OREO/REPO	Performing Status this quarter	Sales this quarter	Balance at March 31, 2021
Nonperforming loans	$11,569	$5,995	($2,215)	($163)	($274)	($449)	$—	$14,463
Nonperforming loans guaranteed by government	(1,483)	—	101	—	—	—	—	(1,382)
Nonperforming loans, net	10,086	5,995	(2,114)	(163)	(274)	(449)	—	13,081
Other real estate owned	7,289	274	—	—	—	—	—	7,563
Repossessed assets	231	—	—	(6)	—	—	—	225
Other real estate owned guaranteed
by government	(1,279)	—	—	—	—	—	—	(1,279)
Total nonperforming assets,
net of government guarantees	$16,327	$6,269	($2,114)	($169)	($274)	($449)	$—	$19,590
Potential problem loans: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. These loans are closely monitored and their performance is reviewed by management on a regular basis. At March 31, 2022, management had identified potential problem loans of $1.7 million as compared to potential problem loans of $2.1 million at December 31, 2021. The decrease in potential problem loans from December 31, 2021 to March 31, 2022 is primarily the result of one relationship payoff in the first three months of 2022.
Troubled debt restructurings (“TDRs”): TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months. The Company had $3.0 million in loans classified as TDRs that were performing and $7.1 million in TDRs included in nonaccrual loans at March 31, 2022 for a total of approximately $10.0 million. There are $3.1 million in government guarantees associated with TDRs, resulting in total TDRs, net of government guarantees, of $6.9 million at March 31, 2022. At December 31, 2021 there were $773,000 in loans classified as TDRs, net of government guarantees that were performing and $6.5 million in TDRs included in nonaccrual loans for a total of $7.3 million. See Note 4 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.

RESULTS OF OPERATIONS
Income Statement
    Net Income
    Net income for the first quarter of 2022 decreased $5.0 million to $7.2 million as compared to $12.2 million for the same period in 2021. The decrease in net income is mostly attributable to a $4.0 million decrease in net income in the Home Mortgage Lending segment, which is primarily due to lower production and a $952,000 decrease in net income in the Community Banking segment. The decrease in net income in the Community Banking segment in the three months ended March 31, 2022, as compared to the same period a year ago is primarily due to a decrease in the benefit for credit losses. This decrease was only partially offset by $2.0 million in life insurance proceeds received in connection with the death of the Company’s former Executive Vice President, General Counsel and Corporate Secretary who passed away on November 11, 2021.

    Net Interest Income/Net Interest Margin
    Net interest income for the first quarter of 2022 decreased $189,000, or 1%, to $19.3 million as compared to $19.5 million for the first quarter of 2021. Net interest margin decreased 72 basis points to 3.18% in the first quarter of 2022 as compared to 3.90% in the first quarter of 2021.
The decrease in net interest income in the first quarter of 2022 compared to the same period of 2021 was primarily the result of a decrease in loan fee income due in large part to decreased recognition of the deferred PPP loan fees upon loan forgiveness through the SBA which was only partially offset by increased interest on investments and decreased interest expense. During the three-month periods ending March 31, 2022 and 2021, Northrim received $56.9 million and $105.0 million, respectively, in loan forgiveness through the SBA. Total net PPP fee income including accretion and full fee recognition upon loan forgiveness was $2.1 million and $3.3 million during the three-month periods ending March 31, 2022 and 2021, respectively. As of March 31, 2022, there was $2.4 million of net deferred fees remaining on PPP loans mostly from the second round of PPP originations.
The decrease in net interest margin in the first quarter of 2022 as compared to the same period a year ago was primarily the result of a less favorable mix of earning assets due to significant increases in short-term investments, which is the lowest yielding type of earning asset for the Company. Changes in net interest margin in the three-month periods ended March 31, 2022 as compared to the same period in the prior year are detailed below:

Three Months Ended March 31, 2022 vs. March 31, 2021
Nonaccrual interest adjustments	(0.01)%
Impact of SBA Paycheck Protection Program loans	0.08%
Interest rates and loan fees	(0.06)%
Volume and mix of interest-earning assets	(0.73)%
Change in net interest margin	(0.72)%

Components of Net Interest Margin
The following table compares average balances and rates as well as margins on earning assets for the three-month periods ended March 31, 2022 and 2021. Average yields or costs are not calculated on a tax-equivalent basis.

(Dollars in Thousands)	Three Months Ended March 31,
					Interest income/
	Average Balances		Change		expense		Change		Average Yields/Costs
	2022	2021	$	%	2022	2021	$	%	2022	2021	Change
Interest-bearing deposits in other banks[1]	$538,537	$120,875	$417,662	346%	$242	$38	$204	537%	0.18%	0.13%	0.05%
Taxable long-term investments[2]	490,196	297,919	192,277	65%	1,544	1,130	414	37%	1.28%	1.54%	(0.26)%
Non-taxable long-term investments[2]	833	857	(24)	(3)%	4	4	—	—%	1.95%	1.89%	0.06%
Loans held for sale	52,630	114,585	(61,955)	(54)%	405	782	(377)	(48)%	3.12%	2.77%	0.35%
Loans[3,4]	1,379,850	1,492,906	(113,056)	(8)%	17,863	18,642	(779)	(4)%	5.25%	5.06%	0.19%
Interest-earning assets[5]	2,462,046	2,027,142	434,904	21%	20,058	20,596	(538)	(3)%	3.30%	4.12%	(0.82)%
Nonearning assets	156,482	170,565	(14,083)	(8)%
Total	$2,618,528	$2,197,707	$420,821	19%

Interest-bearing demand	$675,573	$470,382	$205,191	44%	$116	$118	($2)	(2)%	0.07%	0.10%	(0.03)%
Savings deposits	352,556	317,520	35,036	11%	127	129	(2)	(2)%	0.15%	0.16%	(0.01)%
Money market deposits	320,767	246,009	74,758	30%	102	114	(12)	(11)%	0.13%	0.19%	(0.06)%
Time deposits	177,204	173,168	4,036	2%	230	588	(358)	(61)%	0.53%	1.38%	(0.85)%
Total interest-bearing deposits	1,526,100	1,207,079	319,021	26%	575	949	(374)	(39)%	0.15%	0.32%	(0.17)%
Borrowings	24,777	25,100	(323)	(1)%	179	154	25	16%	2.93%	2.49%	0.44%
Total interest-bearing liabilities	1,550,877	1,232,179	318,698	26%	754	1,103	(349)	(32)%	0.20%	0.36%	(0.16)%
Non-interest bearing demand deposits	794,702	687,789	106,913	16%
Other liabilities	830,537	734,711	(11,087)	(24)%
Equity	237,114	230,817	6,297	3%
Total	$2,618,528	$2,197,707	$420,821	19%
Net interest income					$19,304	$19,493	($189)	(1)%
Net interest margin									3.18%	3.90%	(0.72)%
Average loans to average interest-earning assets	56.04%	73.65%
Average loans to average total deposits	59.46%	78.79%
Average non-interest deposits to average total deposits	34.24%	36.30%
Average interest-earning assets to average interest-bearing liabilities	158.75%	164.52%

1Consists of interest bearing deposits in other banks and domestic CDs.
2Consists of of investment securities available for sale, investment securities held to maturity, marketable equity securities, and investment in Federal Home Loan Bank stock. Taxable long-term investments consist of U.S. treasury and government sponsored entities, corporate bonds, collateral loan obligations, marketable equity securities, and Federal Home Loan Bank stock. Non-taxable long-term investments consist of municipal securities.
3Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $3.0 million and $4.1 million in the first quarter of 2022 and 2021, respectively.
4Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $11.0 million and $11.2 million in the first quarter of 2022 and 2021, respectively.
5The Company does not have any fed funds sold or securities purchased with agreements to resell to disclose as part of its total interest-earning assets in the periods presented.

    The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending March 31, 2022 and 2021. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates. The Company did not have any fed funds sold or securities purchased with agreements to resell for the three-month periods ending March 31, 2022 and 2021.

(In Thousands)	Three Months Ended March 31, 2022 vs. 2021
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Short-term investments	$197	$7	$204
Taxable long-term investments	631	(217)	414
Nontaxable long-term investments	—	—	—
Loans held for sale	(494)	117	(377)
Loans	(1,804)	1,025	(779)
Total interest income	($1,470)	$932	($538)

Interest Expense:
Interest-bearing demand	$40	($42)	($2)
Savings deposits	9	(11)	(2)
Money market deposits	30	(42)	(12)
Time deposits	14	(372)	(358)
Interest-bearing deposits	93	(467)	(374)
Borrowings	(2)	27	25
Total interest expense	$91	($440)	($349)

    Provision for Credit Losses
The provision for credit loss expense is the amount of expense that, based on our judgment, is required to maintain the Allowance for Credit Losses ("ACL") at an appropriate level under CECL. The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. The following table presents the major categories of credit loss expense:

	Three Months Ended March 31,
(In Thousands)	2022	2021
Credit loss expense on loans held for investment	($167)	($1,905)
Credit loss expense on unfunded commitments	17	417
Credit loss expense on available for sale debt securities	—	—
Credit loss expense on held to maturity securities	—	—
Credit loss expense on purchased receivables	—	—
Total credit loss (benefit) expense	($150)	($1,488)
The decrease in the benefit for credit losses on loans for the three-month periods ending March 31, 2022 as compared to the same periods in 2021 is primarily the result of an improvement in economic assumptions used to estimate credit losses in the first quarter of 2022 as compared to the same period in 2021. The ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, as well as loan portfolio composition, quality, and duration.

    Other Operating Income
    Other operating income for the three-month period ended March 31, 2022, decreased $5.1 million, or 32%, to $10.8 million as compared to $15.9 million for the same period in 2021, primarily due to a $6.6 million decrease in mortgage banking income in the first quarter of 2022 compared to the same quarter in 2021. The decrease in mortgage banking income in the three-month period ended March 31, 2022 as compared to the same period in 2021 was primarily due to decreased volume due to decreased refinance activity resulting from increases in the mortgage interest rates. Additionally, there was a decrease in unrealized gain on marketable securities. These decreases were only partially offset by $2.0 million in life insurance proceeds received in connection with the death of the Company’s former Executive Vice President, General Counsel and Corporate Secretary who passed away on November 11, 2021, as well as small increases in bankcard fees and service charges on deposit accounts due to an increase in customers.
Other Operating Expense
    Other operating expense for the first quarter of 2022 decreased $226,000, or 1%, to $21.1 million as compared to $21.3 million for the same period in 2021 primarily due to lower salaries and other personnel expense related to mortgage banking operations, which fluctuate with production volumes. This decrease was only partially offset by lower salary expense deferrals related to loan originations due to high PPP loan originations in the first quarter of 2021. Insurance expense increased in the first quarter of 2022 as compared to the first quarter of 2021 due to higher FDIC insurance premiums primarily due to growth in the Company's balance sheet.
Income Taxes
    For the first three months of 2022, Northrim recorded $1.9 million in state and federal income tax expense, for an effective tax rate of 21.25% compared to $3.4 million and 21.67% for the same period in 2021. Northrim recorded a lower effective tax rate for the first three months of 2022 as compared to the same period in 2021 as a result of an increase in tax credits and tax exempt interest income as a percentage of pre-tax income in 2022.

FINANCIAL CONDITION
    Balance Sheet Overview
Portfolio Investments
Portfolio investments, which include investment securities available for sale, investment securities held to maturity, and marketable equity securities, at March 31, 2022 increased 14%, or $66.0 million, to $521.1 million from $455.1 million at December 31, 2021 as proceeds from an increase in deposits that were not lent out were invested in the first three months of 2022.
The table below details portfolio investment balances by portfolio investment type:

	March 31, 2022		December 31, 2021
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
	Balance	% of total	Balance	% of total
U.S. Treasury and government sponsored entities	$395,955	76.0%	$341,480	75.0%
Municipal securities	815	0.2%	840	0.2%
Corporate bonds	57,256	11.0%	52,946	11.6%
Collateralized loan obligations	59,071	11.3%	51,418	11.3%
Preferred stock	7,997	1.5%	8,420	1.9%
Total portfolio investments	$521,094		$455,104

Loans and Lending Activities
The following table presents the concentration distribution of the loan portfolio, net of deferred fees and costs, as of the dates indicated:

	March 31, 2022		December 31, 2021
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial & industrial loans	$404,789	29.4%	$448,338	31.7%
Commercial real estate:
Owner occupied properties	304,595	22.1%	300,200	21.2%
Non-owner occupied and multifamily properties	428,618	31.2%	435,311	30.8%
Residential real estate:
1-4 family residential properties secured by first liens	31,241	2.3%	32,542	2.3%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	19,523	1.4%	19,610	1.4%
1-4 family residential construction loans	38,836	2.8%	36,222	2.6%
Other construction, land development and raw land loans	91,328	6.6%	88,094	6.2%
Obligations of states and political subdivisions in the US	20,938	1.5%	16,403	1.2%
Agricultural production, including commercial fishing	29,217	2.1%	27,959	2.0%
Consumer loans	4,618	0.3%	4,801	0.3%
Other loans	3,684	0.3%	4,406	0.3%
Total loans	$1,377,387		$1,413,886
Loans decreased by $36.5 million, or 2.6%, to $1.377 billion at March 31, 2022 from $1.414 billion at December 31, 2021, primarily as a result of decreased SBA PPP loans. Loans excluding PPP loans increased $17.5 million, or 1.3% to $1.313 billion at March 31, 2022 from $1.296 billion at December 31, 2021. Management believes that the significant outreach that the Company has done throughout the SBA PPP lending cycle to both existing customers and new PPP loan customers has contributed to growth in our market share for non-PPP lending relationships. PPP loans are included in commercial and industrial loans in the table above and totaled $64.3 million at March 31, 2022 and $118.2 million at December 31, 2021.

Information about loan concentrations

The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $65.1 million, or approximately 5% of loans as of March 31, 2022 have direct exposure to the oil and gas industry as compared to $63.6 million, or approximately 5% of loans as of December 31, 2021. The Company's exposure as a percent of the total loan portfolio excluding SBA PPP loans as of March 31, 2022 and as of December 31, 2021 was 5%. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $64.3 million and $66.4 million at March 31, 2022 and December 31, 2021, respectively. The portion of the Company's ACL that related to the loans with direct exposure to the oil and gas industry was estimated at $635,000 as of March 31, 2022 and $684,000 as of December 31, 2021.

    The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	March 31, 2022	December 31, 2021
Commercial & industrial loans	$47,263	$45,338
Commercial real estate:
Owner occupied properties	9,897	10,244
Non-owner occupied and multifamily properties	6,427	6,564
Other loans	1,478	1,495
Total	$65,065	$63,641

The Company monitors other concentrations within the loan portfolio depending on trends in the current and future estimated economic conditions. At March 31, 2022, the Company had $118.6 million, or 9% of portfolio loans, in the Healthcare sector, $95.2 million, or 7% of portfolio loans, in the Tourism sector, $67.0 million, or 5% of portfolio loans, in the Aviation (non-tourism) sector, $49.7 million, or 4% in the Restaurant sector, $55.1 million, or 4% of portfolio loans, in the Fishing sector, $42.3 million, or 3% of portfolio loans, in the Retail sector, and $50.6 million, or 4% of portfolio loans, in the Accommodations sector. At March 31, 2022, the Company had $118.6 million, or 9% of total loans excluding SBA PPP loans, in the Healthcare sector, $95.2 million, or 7% of portfolio loans excluding SBA PPP loans, in the Tourism sector, $67.0 million, or 5% of portfolio loans excluding SBA PPP loans, in the Aviation (non-tourism) sector, $49.7 million, or 4% of total loans excluding SBA PPP loans in the Restaurant sector, $55.1 million, or 4% of total loans excluding SBA PPP loans, in the Fishing sector, $50.6 million, or 4% of total loans excluding SBA PPP loans in the Accommodations sector, and $42.3 million, or 3% of total loans excluding SBA PPP loans, in the Retail sector.
The portion of the Company's ACL that related to the loans with exposure to these industries is estimated at the following amounts as of March 31, 2022:

(In Thousands)	Tourism	Aviation (non-tourism)	Healthcare	Retail	Fishing	Restaurant	Accommodations	Total
ACL	$838	$600	$1,198	$464	$380	$511	$435	$4,426

The following table sets forth information regarding changes in the ACL for the periods indicated:

	Three Months Ended March 31,
(In Thousands)	2022	2021
Balance at beginning of period	$11,739	$21,136
Cumulative effect of adoption of ASU 2016-13	—	(4,511)
Charge-offs:
Commercial & industrial loans	(295)	(163)
Total charge-offs	(295)	(163)
Recoveries:
Commercial & industrial loans	13	185
Commercial real estate:
Owner occupied properties	—	2
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	12	10
Agricultural production, including commercial fishing	7	8
Consumer loans	1	2
Total recoveries	33	207
Net, charge-offs	(262)	44
(Benefit) provision for credit losses	(167)	(1,905)
Balance at end of period	$11,310	$14,764
    The following table sets forth information regarding changes in the ACL for unfunded commitments for the periods indicated:

	Three Months Ended March 31,
(In Thousands)	2022	2021
Balance at beginning of period	$1,096	$187
Cumulative effect of adoption of ASU 2016-13	—	1,229
Adjusted balance, beginning of period	1,096	1,416
(Benefit) provision for credit losses	17	417
Balance at end of period	$1,113	$1,833
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

Deposits
Deposits are the Company’s primary source of funds. Total deposits decreased $78.6 million, or 3%, to $2.343 billion as of March 31, 2022 compared to $2.422 billion as of December 31, 2021, primarily due to the drawdown of a large temporary deposit. The following table summarizes the Company's composition of deposits as of the periods indicated:

	March 31, 2022		December 31, 2021
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$812,545	35%	$887,824	37%
Interest-bearing demand	674,393	29%	692,683	29%
Savings deposits	351,681	15%	348,164	14%
Money market deposits	329,261	14%	314,996	13%
Time deposits	175,186	7%	177,964	7%
Total deposits	$2,343,066		$2,421,631
The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 93% of total deposits at March 31, 2022 and 93% of total deposits at December 31, 2021.
    The only deposit category with stated maturity dates is certificates of deposit. At March 31, 2022, the Company had $175.2 million in certificates of deposit as compared to certificates of deposit of $178.0 million at December 31, 2021. At March 31, 2022, $136.2 million, or 78%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $118.5 million, or 67%, of total certificates of deposit at December 31, 2021. The aggregate amount of certificates of deposit in amounts of $250,000 and greater at March 31, 2022 and December 31, 2021, was $75.6 million and $77.1 million, respectively. The following table sets forth the amount outstanding of deposits in amounts of $250,000 and greater by time remaining until maturity and percentage of total deposits as of March 31, 2022:

	Time Certificates of Deposit
	of $250,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$8,432	11%
Over 3 through 6 months	11,931	16%
Over 6 through 12 months	37,767	50%
Over 12 months	17,500	23%
Total	$75,630	100%

Borrowings
    FHLB: The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Bank’s assets. At March 31, 2022, our maximum borrowing line from the FHLB was $1.175 billion, approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. The Company has outstanding advances of $14.4 million as of March 31, 2022 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. These advances have original terms of either 18 or 20 years with 30 year amortization periods and fixed interest rates ranging from 1.23% to 3.25%.

    Federal Reserve Bank: The Federal Reserve Bank of San Francisco (the "Federal Reserve Bank") is holding $56.5 million of loans as collateral to secure advances made through the discount window on March 31, 2022. There were no discount window advances outstanding at March 31, 2022 or December 31, 2021, respectively.

    Other Short-term Borrowings: The Company is subject to provisions under Alaska state law, which generally limit the amount of outstanding debt to 35% of total assets or $914.1 million at March 31, 2022 and $948.0 million at December 31, 2021.

    At March 31, 2022 and December 31, 2021, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
    Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advances noted above as of March 31, 2022 or December 31, 2021.

Liquidity and Capital Resources
    The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company. Given that the Bank currently meets and the Bank anticipates that it will continue to meet, all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards, the Company expects to continue to receive dividends from the Bank during the remainder of 2022. Other available sources of liquidity for the bank holding company include the issuance of debt and the issuance of common or preferred stock. As of March 31, 2022, the Company has 10.0 million authorized shares of common stock, of which 5.9 million are issued and outstanding, leaving 4.1 million shares available for issuance. Additionally, the Company has 2.5 million authorized shares of preferred stock available for issuance.
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
The Company had cash and cash equivalents of $532.8 million, or 20% of total assets at March 31, 2022 compared to $645.8 million, or 24% of total assets as of December 31, 2021. The decrease in cash and cash equivalents is primarily due to a decrease in deposits, but is still elevated as compared to historical norms. Management expects this elevated level of liquidity to continue through 2022 and potentially into subsequent years. Accordingly, management has invested in slightly longer term investment securities as compared to the last several years. As of March 31, 2022, the weighted average maturity of available for sale securities is 4.0 years compared to 4.1 years at December 31, 2021 and 2.6 years at December 31, 2020. At March 31, 2022, $5.0 million in available for sale securities mature within one year, $74 million mature within one to two years, and $134 million mature within two to three years. Our total unfunded commitments to fund loans and letters of credit at March 31, 2022 were $392.5 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. At March 31, 2022, certificates of deposit totaling $136.2 million are scheduled to mature over the next 12 months and may be withdrawn from the Bank. Similar to loans, we do not expect that these maturing certificates of deposit, or other non-maturity deposits, to be withdrawn from the Bank in a manner that will strain liquidity; however, unforeseen future circumstances or events may cause higher than anticipated withdrawal of deposits or draws of unfunded commitments to fund new loans. Management believes that cash requirements to fund future non-deposit liabilities, including operating lease liabilities, other liabilities, or borrowings as of March 31, 2022, are not material to the Company's liquidity position as of March 31, 2022.
The Company has other available sources of liquidity to fund unforeseen liquidity needs. These include borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At March 31, 2022, our liquid assets were $787.0 million and our funds available for borrowing under our existing lines of credit were $1.233 billion. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient in the foreseeable future.
As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 "Financial Statements" of this report, net cash provided by operating activities was $19.8 million for the first three months of 2022, primarily due to cash provided by proceeds from the sale of loans held for sale, which were only partially offset by cash used in connection with the origination of loans held for sale. Net cash used by investing activities was $45.8 million for the same period, primarily due to purchases of available for sale and held to maturity securities. This use of cash was only partially offset by a decrease in loans, mostly attributable to SBA PPP forgiveness. Net cash used by financing activities in the same period was $87.0 million, primarily due to a decrease in deposits.

Throughout our history, the Company has periodically repurchased for cash a portion of its shares of common stock in the open market. The Company repurchased 133,105 shares of its common stock under the Company's previously announced repurchase program in the first three months of 2022. The Company intends to continue to repurchase our stock from time-to-time depending upon market conditions, but we can make no assurances that we will continue this program or that we will authorize additional shares for repurchase.
Capital Requirements and Ratios
    We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of March 31, 2022, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

    The table below illustrates the capital requirements in effect for the periods noted for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain capital ratios for the Bank in 2022, exceeding the FDIC’s requirements for the “well-capitalized” classification. The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering completed in the fourth quarter of 2005 is included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $10 million more in regulatory capital than the Bank at both March 31, 2022 and December 31, 2021, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

March 31, 2022
Total risk-based capital	8.00%	10.00%	14.37%	11.96%
Tier 1 risk-based capital	6.00%	8.00%	13.64%	11.24%
Common equity tier 1 capital	4.50%	6.50%	13.08%	11.25%
Leverage ratio	4.00%	5.00%	9.00%	7.40%

    See Note 23 of the Consolidated Financial Statements in Part II. Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for a detailed discussion of the capital ratios. The requirements for "well- capitalized" come from the Prompt Corrective Action rules. See Part I. Item 1 - Business - Supervision and Regulation in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. These rules apply to the Bank but not to the Company. Under the rules of the Federal Reserve Bank, a bank holding company such as the Company is generally defined to be "well capitalized" if its Tier 1 risk-based capital ratio is 8.0% or more and its total risk-based capital ratio is 10.0% or more.

Critical Accounting Policies

    Our critical accounting policies are described in detail in Part II. Item 7, Management’s Discussion and Analysis, and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments as a result of the need to make "critical accounting estimates", which are estimates that involve estimation uncertainty that has had or is reasonably likely to have a material impact on the Company's financial condition or results of operations. The Company's critical accounting policies include allowance for credit losses, valuation of goodwill and other intangible assets, the valuation of OREO, the valuation of mortgage servicing rights, and fair value. There have been no material changes to the valuation techniques or models, that affect our estimates during 2022 except as noted below.

Allowance for Credit Losses Policy: For loan pools that utilize the discounted cash flow ("DCF") method, the Company utilizes complex models to obtain reasonable and supportable forecasts to calculate two predictive metrics, the probability of default ("PD") and loss given default ("LGD"). The PD measures the probability that a loan will default within a given time horizon and is an assumption derived from regression models which determine the relationship between historical defaults and certain economic variables. As of December 31, 2021, management utilized and forecasted Alaska unemployment as a loss driver for all of the loans pools that utilized the DCF method. Management also utilized and forecasted either one-year percentage change in the Alaska home price index or the one-year percentage change in the national commercial real estate price index as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlated to expected future losses. Additionally, the Company's regression models for PD as of December 31, 2021 utilized the Company's actual historical loan level default data.
As of January 1, 2022, management utilizes and forecasts U.S. unemployment as the sole loss driver for all of the loan pools that utilize the DCF method. The Company's regression models for PD as of January 1, 2022 utilize peer historical loan level default data. Peers for this purpose include banks in the United States with total assets between $1 billion and $5 billion whose loan portfolios share certain characteristics with the Company's loan portfolio. Peers differ by loan segment; a bank is included in the peer group for each loan segment under the following circumstances:
•The percentage the balance of the loan segment compared to total loans over a five year look back period is within 1.5 standard deviations of the Company's data, and
•The percentage of total charge offs for the loan segment over a five year look back period is within 1 standard deviation of the Company's data; and
•The percentage of total charge offs for the loan segment during the recessionary period from the fourth quarter of 2008 to the fourth quarter of 2021 is within 1 standard deviation of the Company's data.
No other changes have been made to the Company's Allowance for Credit Losses Policy since December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Our assessment of market risk as of March 31, 2022 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of March 31, 2022, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Part I. Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as updated by the Company's periodic filings with the SEC. These risk factors have not changed materially as of March 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) The Company repurchased 133,105 shares of its common stock during the three-month period ending March 31, 2022.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Shares (or Unit)	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Plans or Programs	Maximum Number (1) (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
Month No. 1
January 1, 2022 - January 31, 2022	33,724	$45.17	33,724	300,000
Month No. 2
February 1, 2022 - February 28, 2022	29,775	$43.13	29,775	270,225
Month No. 3
March 1, 2022 - March 31, 2022	69,606	$44.76	69,606	200,619
Total	133,105	$44.50	133,105	200,619
    (1) In August 2004, the Company publicly announced its board of director's (the "Board") authorization to increase the stock in its repurchase program (the "Plan") by an additional 304,283, or 5%, of total shares outstanding. As a result, the total shares available under the Plan at that time increased to 385,855 shares. On June 8, 2007, the Company publicly announced the Board’s authorization to increase the stock in its repurchase program by an additional 305,029 shares, or 5% of total shares outstanding, bringing the total shares available and authorized for repurchase under the Plan at that time to 342,242 shares. In 2007, the Company repurchased shares, bringing the total shares available and authorized for repurchase under the Plan to 227,242 shares. In the third quarter of 2017, the Company repurchased 58,341 shares, bringing the total shares available and authorized for repurchase under the Plan to 168,901. In the fourth quarter of 2018, the Company repurchased 15,468 shares, bringing the total shares available and authorized for repurchase under the Plan to 153,433. In the first quarter of 2019, the Company repurchased 6,110 shares, bringing the total shares available and authorized for repurchase under the Plan to 147,323 as of March 31, 2019. In April 2019, the Company publicly announced its Board's authorization to increase the stock in the Plan by an additional 193,678, or approximately 3%, of total shares outstanding. As a result, the total shares available under the Plan at that time increased to 340,000 shares, or 5% of total shares outstanding. In the second quarter of 2019, the Company repurchased 149,373 shares, bringing the total shares available and authorized for repurchase under the Plan to 192,193 as of June 30, 2019. In the third quarter of 2019, the Company repurchased 192,193 shares, bringing the total shares available and authorized for repurchase under the Plan to zero as of September 30, 2019. On January 27, 2020, the Board authorized the repurchase of up to an additional 327,000 shares of its common stock. In the first quarter of 2020, the Company repurchased 192,709 shares, bringing the total number of shares available and authorized for repurchase under the Plan to 134,291. As of March 31, 2020, the Company had suspended all stock repurchasing activity. The Company resumed its stock repurchase program on August 28, 2020. In the third quarter of 2020, the Company repurchased 88,742 shares, bringing the total number of shares available and authorized for repurchase under the Plan to 45,549. In the fourth quarter of 2020, the Company repurchased 45,549 shares, bringing the total shares available and authorized for repurchase to zero as of December 31, 2020. On February 1, 2021, the Company publicly announced its Board's authorization to repurchase up to an additional 313,000 shares of its common stock. In the first quarter of 2021, the Company repurchased 61,399 shares, bringing the total shares available and authorized for repurchase under the Plan to 251,601. In the third quarter of 2021, the Company repurchased 29,613 shares, bringing the total shares available and authorized for repurchase under the Plan to 221,988. In the fourth quarter of 2021, the Company repurchased 188,264 shares, bringing the total shares available and authorized for repurchase under the Plan to 33,724. On January 28, 2022, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 300,000 shares of common stock. In the first quarter of 2022, the Company repurchased 133,105 shares, bringing the total shares remaining available and authorized for repurchase under the Plan to 200,619.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
    Not applicable.

ITEM 5. OTHER INFORMATION
(a) Not applicable
(b) There have been no material changes to the procedures by which shareholders may nominate directors to the Company’s board of directors.

ITEM 6. EXHIBITS

10.1	Employment Agreement with Michael G. Huston dated March 26, 2022 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on March 25, 2022.)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page for the Company's Quarterly Report on 10-Q for the quarter ended March 31, 2022 - formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NORTHRIM BANCORP, INC.

May 6, 2022	By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President, Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

May 6, 2022	By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)