Form 10-Q
period 2022-06-30
NORTHRIM BANCORP INC
filed 2022-08-05
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☐ Yes  ☒ No

The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at August 5, 2022 was 5,681,089.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the consolidated financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2022	December 31, 2021
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$24,035	$20,805
Interest bearing deposits in other banks	312,888	625,022
Investment securities available for sale, at fair value	612,027	426,684
Marketable equity securities	9,122	8,420
Investment securities held to maturity, at amortized cost	29,750	20,000
Investment in Federal Home Loan Bank stock	3,824	3,107
Loans held for sale	63,080	73,650
Loans	1,405,709	1,413,886
Allowance for credit losses, loans	(11,537)	(11,739)
Net loans	1,394,172	1,402,147
Purchased receivables, net	15,277	6,987
Mortgage servicing rights, at fair value	16,301	13,724
Other real estate owned, net	5,638	5,638
Premises and equipment, net	37,106	37,164
Operating lease right-of-use assets	9,875	11,001
Goodwill	15,017	15,017
Other intangible assets, net	980	992
Other assets	62,062	54,361
Total assets	$2,611,154	$2,724,719
LIABILITIES
Deposits:
Demand	$830,156	$887,824
Interest-bearing demand	666,283	692,683
Savings	349,208	348,164
Money market	319,843	314,996
Certificates of deposit less than $250,000	96,630	100,851
Certificates of deposit $250,000 and greater	73,270	77,113
Total deposits	2,335,390	2,421,631
Borrowings	14,302	14,508
Junior subordinated debentures	10,310	10,310
Operating lease liabilities	9,846	10,965
Other liabilities	26,017	29,488
Total liabilities	2,395,865	2,486,902
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 5,681,089 and 6,014,813 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	5,681	6,015
Additional paid-in capital	17,716	31,162
Retained earnings	211,232	204,046
Accumulated other comprehensive loss, net of tax	(19,340)	(3,406)
Total shareholders' equity	215,289	237,817
Total liabilities and shareholders' equity	$2,611,154	$2,724,719
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Data)	2022	2021	2022	2021
Interest and Dividend Income
Interest and fees on loans and loans held for sale	$19,807	$18,963	$38,075	$38,387
Interest on investment securities available for sale	1,926	815	3,061	1,593
Dividends on marketable equity securities	113	126	225	213
Interest on investment securities held to maturity	352	265	625	511
Dividends on Federal Home Loan Bank stock	28	23	56	46
Interest on deposits in other banks	766	61	1,008	99
Total Interest and Dividend Income	22,992	20,253	43,050	40,849
Interest Expense
Interest expense on deposits	599	879	1,174	1,828
Interest expense on borrowings	87	88	173	148
Interest expense on junior subordinated debentures	94	94	187	188
Total Interest Expense	780	1,061	1,534	2,164
Net Interest Income	22,212	19,192	41,516	38,685
Provision (benefit) for credit losses	463	(427)	313	(1,915)
Net Interest Income After Provision (Benefit) for Credit Losses	21,749	19,619	41,203	40,600
Other Operating Income
Mortgage banking income	5,900	11,360	12,882	24,982
Bankcard fees	927	879	1,731	1,619
Purchased receivable income	566	575	968	1,107
Service charges on deposit accounts	402	308	776	598
Gain on sale of marketable equity securities, net	—	31	—	31
Keyman life insurance proceeds	—	—	2,002	—
Unrealized (loss) gain on marketable equity securities	(810)	178	(1,232)	94
Other income	822	801	1,503	1,597
Total Other Operating Income	7,807	14,132	18,630	30,028
Other Operating Expense
Salaries and other personnel expense	15,401	14,917	29,507	29,645
Data processing expense	2,311	2,206	4,303	4,241
Occupancy expense	1,748	1,869	3,474	3,529
Marketing expense	814	672	1,239	1,076
Professional and outside services	708	642	1,430	1,266
Insurance expense	516	329	1,082	643
OREO expense, net rental income and gains on sale	19	47	7	11
Intangible asset amortization expense	6	9	12	18
Other operating expense	1,715	1,645	3,285	3,234
Total Other Operating Expense	23,238	22,336	44,339	43,663
Income Before Provision for Income Taxes	6,318	11,415	15,494	26,965
Provision for income taxes	1,523	3,070	3,473	6,439
Net Income	$4,795	$8,345	$12,021	$20,526
Earnings Per Share, Basic	$0.83	$1.34	$2.05	$3.30
Earnings Per Share, Diluted	$0.83	$1.33	$2.03	$3.27
Weighted Average Shares Outstanding, Basic	5,750,873	6,206,913	5,844,455	6,213,392
Weighted Average Shares Outstanding, Diluted	5,805,870	6,277,265	5,902,287	6,280,369
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Net income	$4,795	$8,345	$12,021	$20,526
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized holding (losses) arising during the period	($7,715)	($90)	($24,017)	($1,608)
Derivatives and hedging activities:
Unrealized holding (losses) gains arising during the period	827	(587)	1,754	673
Income tax benefit related to unrealized gains and losses	1,958	189	6,329	266
Other comprehensive (loss), net of tax	(4,930)	(488)	(15,934)	(669)
Comprehensive (loss) income	($135)	$7,857	($3,913)	$19,857

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of Tax	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2021	6,251	$6,251	$41,808	$173,498	$18	$221,575
Cash dividend on common stock ($0.37 per share)	—	—	—	(2,313)	—	(2,313)
Stock-based compensation expense	—	—	280	—	—	280
Exercise of stock options and vesting of restricted stock units, net	17	17	(295)	—	—	(278)
Repurchase of common stock	(61)	(61)	(2,151)	—	—	(2,212)
Other comprehensive loss, net of tax	—	—	—	—	(181)	(181)
Cumulative effect of adoption of ASU 2016-13	—	—	—	2,400	—	2,400
Net income	—	—	—	12,181	—	12,181
Balance as of March 31, 2021	6,207	$6,207	$39,642	$185,766	($163)	$231,452
Cash dividend on common stock ($0.37 per share)	—	—	—	(2,320)	—	(2,320)
Stock-based compensation expense	—	—	229	—	—	229
Other comprehensive loss, net of tax	—	—	—	—	(488)	(488)
Net income	—	—	—	8,345	—	8,345
Balance as of June 30, 2021	6,207	$6,207	$39,871	$191,791	($651)	$237,218
Cash dividend on common stock ($0.38 per share)	—	—	—	(2,384)	—	(2,384)
Stock-based compensation expense	—	—	232	—	—	232
Repurchase of common stock	(30)	(30)	(1,174)	—	—	(1,204)
Other comprehensive loss, net of tax	—	—	—	—	(265)	(265)
Net income	—	—	—	8,877	—	8,877
Balance as of September 30, 2021	6,177	$6,177	$38,929	$198,284	($916)	$242,474
Cash dividend on common stock ($0.38 per share)	—	—	—	(2,352)	—	(2,352)
Stock-based compensation expense	—	—	332	—	—	332
Exercise of stock options and vesting of restricted stock units, net	26	26	(169)	—	—	(143)
Repurchase of common stock	(188)	(188)	(7,930)	—	—	(8,118)
Other comprehensive loss, net of tax	—	—	—	—	(2,490)	(2,490)
Net income	—	—	—	8,114	—	8,114
Balance as of December 31, 2021	6,015	$6,015	$31,162	$204,046	($3,406)	$237,817
 See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of Tax	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2022	6,015	$6,015	$31,162	$204,046	($3,406)	$237,817
Cash dividend on common stock ($0.41 per share)	—	—	—	(2,471)	—	(2,471)
Stock-based compensation expense	—	—	187	—	—	187
Repurchase of common stock	(133)	(133)	(5,790)	—	—	(5,923)
Other comprehensive loss, net of tax	—	—	—	—	(11,004)	(11,004)
Net income	—	—	—	7,226	—	7,226
Balance as of March 31, 2022	5,882	$5,882	$25,559	$208,801	($14,410)	$225,832
Cash dividend on common stock ($0.41 per share)	—	—	—	(2,364)	—	(2,364)
Stock-based compensation expense	—	—	190	—	—	190
Repurchase of common stock	(201)	(201)	(8,033)	—	—	(8,234)
Other comprehensive loss, net of tax	—	—	—	—	(4,930)	(4,930)
Net income	—	—	—	4,795	—	4,795
Balance as of June 30, 2022	5,681	$5,681	$17,716	$211,232	($19,340)	$215,289
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In Thousands)	2022	2021
Operating Activities:
Net income	$12,021	$20,526
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Gain on sale of securities, net	—	(31)
Depreciation and amortization of premises and equipment	1,585	1,632
Amortization of software	587	574
Intangible asset amortization	12	18
Amortization of investment security premium, net of discount accretion	347	223
Unrealized loss (gain) on marketable equity securities	1,232	(94)
Deferred tax (benefit) expense	—	958
Stock-based compensation	377	509
Deferred loan fees and amortization, net of costs	(3,247)	5,710
Provision (benefit) for credit losses	313	(1,915)
Additions to home mortgage servicing rights carried at fair value	(2,115)	(3,193)
Change in fair value of home mortgage servicing rights carried at fair value	(462)	1,576
Change in fair value of commercial servicing rights carried at fair value	48	76
Gain on sale of loans	(8,569)	(21,265)
Proceeds from the sale of loans held for sale	353,737	648,901
Origination of loans held for sale	(334,598)	(587,277)
Gain on sale of other real estate owned	—	(189)
Proceeds from keyman life insurance	(2,002)	—
Net changes in assets and liabilities:
(Increase) in accrued interest receivable	(1,271)	132
Decrease in other assets	3,324	6,277
(Decrease) in other liabilities	(6,010)	(4,698)
Net Cash Provided by Operating Activities	15,309	68,450
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(214,703)	(173,968)
Purchases of marketable equity securities	(1,937)	(493)
Purchases of FHLB stock	(727)	(570)
Purchases of investment securities held to maturity	(9,750)	(10,000)
Proceeds from sales/calls/maturities of securities available for sale	5,000	82,575
Proceeds from sales of marketable equity securities	—	47
Proceeds from redemption of FHLB stock	10	7
(Increase) decrease in purchased receivables, net	(8,290)	1,422
Decrease (increase) in loans, net	11,116	(49,921)
Proceeds from sale of other real estate owned	—	679
Proceeds from keyman life insurance	2,002	—
Purchases of software	(14)	(76)
Purchases of premises and equipment	(1,527)	(1,732)
Net Cash (Used) by Investing Activities	(218,820)	(152,030)
Financing Activities:
(Decrease) increase in deposits	(86,241)	321,457
(Decrease) in borrowings	(206)	(137)
Repurchase of common stock	(14,157)	(2,212)
Proceeds from the issuance of common stock	—	5
Cash dividends paid	(4,789)	(4,613)
Net Cash (Used) Provided by Financing Activities	(105,393)	314,500
Net Change in Cash and Cash Equivalents	(308,904)	230,920

Cash and Cash Equivalents at Beginning of Period	645,827	115,965
Cash and Cash Equivalents at End of Period	$336,923	$346,885
Supplemental Information:
Income taxes paid	$40	$1,852
Interest paid	$1,471	$2,132
Transfer of loans to other real estate owned	$—	$274
Non-cash lease liability arising from obtaining right of use assets	$—	$79
Cash dividends declared but not paid	$46	$45

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements and corresponding footnotes have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end Consolidated Balance Sheet data was derived from the Company's audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company owns a 100% interest in Residential Mortgage Holding Company, LLC, the parent company of Residential Mortgage, LLC (collectively "RML") and consolidates their balance sheets and income statement into its financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company determined that it operates in two primary operating segments: Community Banking and Home Mortgage Lending. The Company has evaluated subsequent events and transactions for potential recognition or disclosure. Operating results for the interim period ended June 30, 2022 are not necessarily indicative of the results anticipated for the year ending December 31, 2022. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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

LIBOR is a widely-referenced benchmark rate, which is published in five currencies and a range of tenors, and seeks to estimate the cost at which banks can borrow on an unsecured basis from other banks. The administrator of LIBOR, ICE Benchmark Administration, ceased the publication of one-week and two-month LIBOR, as well as all non-US Dollar LIBOR tenors as of January 1, 2022. 1-month, 3-month, 6-month, and 12-month US Dollar LIBOR will continue to be published through and will remain available for use in legacy contracts or as otherwise enumerated by financial regulators until June 30, 2023. The Company has some assets and liabilities referenced to 1-month, 3-month, and 12-month US Dollar LIBOR, such as commercial loans, derivatives, debt securities, and junior subordinated debentures. As of June 30, 2022, we had approximately $179.1 million of assets, including $101.0 million in commercial loans and $78.1 million in debt securities, and $10.0 million of liabilities in the form of our junior subordinated debentures linked to USD LIBOR. These amounts exclude derivative assets and liabilities on our consolidated balance sheet. As of June 30, 2022, the notional amount of our USD LIBOR-linked interest rate derivative contracts was $150.8 million. Of this amount, $70.0 million in notional value represent commercial loan interest rate swap agreements with commercial banking customers. An additional $70.8 million in notional value represent corresponding swap agreements with third party financial institutions that offset the commercial loan swaps. Swap agreements with third party institutions are $80.0 million, including an interest rate swap agreement for $10.0 million in notional value related to our junior subordinated debentures. Each of the USD LIBOR-linked amounts referenced above are expected to vary in future periods as current contracts expire with potential replacement contracts using an alternative reference rate.

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

2. Investment Securities
Marketable Equity Securities
The Company held marketable equity securities with fair values of $9.1 million and $8.4 million at June 30, 2022 and December 31, 2021, respectively. The gross realized and unrealized gains (losses) recognized on marketable equity securities in other operating income in the Company's Consolidated Statements of Income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Unrealized (loss) gain on marketable equity securities	($810)	$178	($1,232)	$94
Gain on sale of marketable equity securities, net	—	31	—	31
Total	($810)	$209	($1,232)	$125

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

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2022
Securities available for sale
U.S. Treasury and government sponsored entities	$546,885	$115	($25,661)	$—	$521,339
Municipal securities	820	—	(13)	—	807
Corporate bonds	32,709	2	(708)	—	32,003
Collateralized loan obligations	59,432	—	(1,554)	—	57,878
Total securities available for sale	$639,846	$117	($27,936)	$—	$612,027

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
Securities held to maturity
Corporate bonds	$29,750	$—	($3,379)	$26,371
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$29,750	$—	($3,379)	$26,371

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2021
Securities available for sale
U.S. Treasury and government sponsored entities	$345,514	$333	($4,367)	$—	$341,480
Municipal securities	820	20	—	—	840
Corporate bonds	32,721	302	(77)	—	32,946
Collateralized loan obligations	51,431	9	(22)	—	51,418
Total securities available for sale	$430,486	$664	($4,466)	$—	$426,684

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Securities held to maturity
Corporate bonds	$20,000	$—	($836)	$19,164
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$20,000	$—	($836)	$19,164

Gross unrealized losses on available for sale securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2022 and December 31, 2021 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2022
Securities available for sale
U.S. Treasury and government sponsored entities	$372,559	($18,154)	$102,375	($7,507)	$474,934	($25,661)
Corporate bonds	28,584	(708)	—	—	28,584	(708)
Collateralized loan obligations	57,878	(1,554)	—	—	57,878	(1,554)
Municipal securities	807	(13)	—	—	807	(13)
Total	$459,828	($20,429)	$102,375	($7,507)	$562,203	($27,936)

December 31, 2021:
Securities available for sale
U.S. Treasury and government sponsored entities	$292,845	($4,012)	$21,743	($355)	$314,588	($4,367)
Corporate bonds	4,953	(77)	—	—	4,953	(77)
Collateralized loan obligations	29,470	(22)	—	—	29,470	(22)
Total	$327,268	($4,111)	$21,743	($355)	$349,011	($4,466)

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

At June 30, 2022, the Company had 79 available for sale securities in an unrealized loss position without an ACL. At June 30, 2022, the Company had four held to maturity securities in an unrealized loss position without an ACL. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2022, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company's Consolidated Statements of Income.

At June 30, 2022 and December 31, 2021, $54.7 million and $59.5 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and estimated fair values of debt securities at June 30, 2022, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
US Treasury and government sponsored entities
1-5 years	$546,885	$521,339
Total	$546,885	$521,339
Corporate bonds
1-5 years	$40,694	$38,967
5-10 years	21,765	21,258
Total	$62,459	$60,225
Collateralized loan obligations
1-5 years	$5,000	$4,786
5-10 years	26,940	26,405
Over 10 years	27,492	26,687
Total	$59,432	$57,878
Municipal securities
1-5 years	$820	$807
Total	$820	$807

There were no proceeds from sales of investment securities for the three and six-month periods ending June 30, 2022 and 2021.
A summary of interest income for the three and six-month periods ending June 30, 2022 and 2021, on available for sale investment securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
US Treasury and government sponsored entities	$1,432	$516	$2,238	$1,016
Other	489	294	814	568
Total taxable interest income	$1,921	$810	$3,052	$1,584
Municipal securities	$5	$5	$9	$9
Total tax-exempt interest income	$5	$5	$9	$9
Total	$1,926	$815	$3,061	$1,593

3.  Loans and Allowance for Credit Losses
Loans Held for Sale
Loans held for sale are comprised entirely of 1-4 family residential mortgage loans as of June 30, 2022 and December 31, 2021.
Loans Held for Investment
The following table presents amortized cost and unpaid principal balance of loans for the periods indicated:

	June 30, 2022			December 31, 2021
(In Thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial & industrial loans	$394,841	$397,154	($2,313)	$448,338	$454,106	($5,768)
Commercial real estate:
Owner occupied properties	313,174	314,761	(1,587)	300,200	301,623	(1,423)
Non-owner occupied and multifamily properties	446,592	449,987	(3,395)	435,311	438,631	(3,320)
Residential real estate:
1-4 family residential properties secured by first liens	37,298	37,346	(48)	32,542	32,602	(60)
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	21,953	21,821	132	19,610	19,489	121
1-4 family residential construction loans	43,915	44,215	(300)	36,222	36,542	(320)
Other construction, land development and raw land loans	87,163	87,669	(506)	88,094	88,604	(510)
Obligations of states and political subdivisions in the US	24,005	24,152	(147)	16,403	16,565	(162)
Agricultural production, including commercial fishing	29,482	29,638	(156)	27,959	28,082	(123)
Consumer loans	4,092	4,054	38	4,801	4,763	38
Other loans	3,194	3,208	(14)	4,406	4,422	(16)
Total	1,405,709	1,414,005	(8,296)	1,413,886	1,425,429	(11,543)
Allowance for credit losses	(11,537)			(11,739)
	$1,394,172	$1,414,005	($8,296)	$1,402,147	$1,425,429	($11,543)
The difference between the amortized cost and unpaid principal balance is net deferred origination fees totaling $8.3 million and $11.5 million at June 30, 2022 and December 31, 2021, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $5.3 million and $5.5 million at June 30, 2022 and December 31, 2021, respectively, and was included in other assets in the Consolidated Balance Sheets.
Amortized cost in the above table includes $31.9 million and $118.2 million as of June 30, 2022 and December 31, 2021, respectively, in Paycheck Protection Program ("PPP") loans administered by the U.S. Small Business Administration ("SBA") within the Commercial & industrial loan segment.

Allowance for Credit Losses
The activity in the ACL related to loans held for investment is as follows:

Three Months Ended June 30,	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2022
Commercial & industrial loans	$2,901	$123	($166)	$103	$2,961
Commercial real estate:
Owner occupied properties	2,513	60	—	—	2,573
Non-owner occupied and multifamily properties	3,063	44	—	—	3,107
Residential real estate:
1-4 family residential properties secured by first liens	510	110	—	—	620
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	301	17	—	9	327
1-4 family residential construction loans	210	21	—	—	231
Other construction, land development and raw land loans	1,550	(88)	—	—	1,462
Obligations of states and political subdivisions in the US	52	7	—	—	59
Agricultural production, including commercial fishing	128	(8)	—	7	127
Consumer loans	75	(12)	—	1	64
Other loans	7	(1)	—	—	6
Total	$11,310	$273	($166)	$120	$11,537
2021
Commercial & industrial loans	$4,269	$105	($110)	$27	$4,291
Commercial real estate:
Owner occupied properties	3,366	(28)	—	2	3,340
Non-owner occupied and multifamily properties	3,704	137	—	—	3,841
Residential real estate:
1-4 family residential properties secured by first liens	813	(183)	—	—	630
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	342	(12)	—	10	340
1-4 family residential construction loans	260	(29)	—	—	231
Other construction, land development and raw land loans	1,821	(151)	—	—	1,670
Obligations of states and political subdivisions in the US	36	3	—	—	39
Agricultural production, including commercial fishing	46	4	—	7	57
Consumer loans	104	(10)	—	—	94
Other loans	3	3	—	—	6
Total	$14,764	($161)	($110)	$46	$14,539

Six Months Ended June 30,	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2022
Commercial & industrial loans	$3,027	$279	($461)	$116	$2,961
Commercial real estate:
Owner occupied properties	3,176	(603)	—	—	2,573
Non-owner occupied and multifamily properties	2,930	177	—	—	3,107
Residential real estate:
1-4 family residential properties secured by first liens	439	181	—	—	620
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	215	91	—	21	327
1-4 family residential construction loans	120	111	—	—	231
Other construction, land development and raw land loans	1,635	(173)	—	—	1,462
Obligations of states and political subdivisions in the US	32	27	—	—	59
Agricultural production, including commercial fishing	91	21	—	15	127
Consumer loans	67	(4)	—	1	64
Other loans	7	(1)	—	—	6
Total	$11,739	$106	($461)	$153	$11,537
2021
Commercial & industrial loans	$4,348	$4	($273)	$212	$4,291
Commercial real estate:
Owner occupied properties	3,579	(243)	—	4	3,340
Non-owner occupied and multifamily properties	4,944	(1,103)	—	—	3,841
Residential real estate:
1-4 family residential properties secured by first liens	673	(43)	—	—	630
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	419	(99)	—	20	340
1-4 family residential construction loans	454	(223)	—	—	231
Other construction, land development and raw land loans	1,994	(324)	—	—	1,670
Obligations of states and political subdivisions in the US	44	(5)	—	—	39
Agricultural production, including commercial fishing	49	(7)	—	15	57
Consumer loans	118	(26)	—	2	94
Other loans	3	3	—	—	6
Total	$16,625	($2,066)	($273)	$253	$14,539
At June 30, 2022, as compared to March 31, 2022 and December 31, 2021, the Company forecasted a lower unemployment rate over the reasonable and supportable forecast period. In the second quarter, the ACL increased because an increase in loan balances more than offset the decrease in the forecast for unemployment, changes in the characteristics of loans, and a decrease in the ACL for loans individually evaluated. In the six months ending June 30, 2022, the ACL decreased as compared to the same six month period of 2021 because the decrease in the forecast for unemployment and changes in the characteristics of loans were only partially offset by increases in loan balances.
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

June 30, 2022	2022	2021	2020	2019	2018	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$97,229	$126,148	$50,617	$21,259	$29,661	$57,889	$382,803
Classified	2,689	5,459	—	119	2,950	821	12,038
Total commercial & industrial loans	$99,918	$131,607	$50,617	$21,378	$32,611	$58,710	$394,841

Commercial real estate:
Owner occupied properties
Pass	$35,493	$70,745	$81,000	$38,694	$13,415	$65,980	$305,327
Classified	—	—	1,331	—	498	6,018	7,847
Total commercial real estate owner occupied properties	$35,493	$70,745	$82,331	$38,694	$13,913	$71,998	$313,174

Non-owner occupied and multifamily properties
Pass	$26,141	$82,850	$74,798	$56,709	$33,807	$161,854	$436,159
Classified	—	—	—	277	6	10,150	10,433
Total commercial real estate non-owner occupied and multifamily properties	$26,141	$82,850	$74,798	$56,986	$33,813	$172,004	$446,592

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$8,410	$9,846	$6,490	$3,402	$494	$8,373	$37,015
Classified	—	—	—	—	90	193	283
Total residential real estate 1-4 family residential properties secured by first liens	$8,410	$9,846	$6,490	$3,402	$584	$8,566	$37,298

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$3,219	$5,467	$2,570	$2,861	$3,447	$4,109	$21,673
Classified	—	—	—	—	270	10	280

Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$3,219	$5,467	$2,570	$2,861	$3,717	$4,119	$21,953

1-4 family residential construction loans
Pass	$21,804	$8,522	$441	$481	$—	$12,558	$43,806
Classified	—	—	—	—	—	109	109
Total residential real estate 1-4 family residential construction loans	$21,804	$8,522	$441	$481	$—	$12,667	$43,915

Other construction, land development and raw land loans
Pass	$5,651	$41,340	$19,578	$9,402	$3,396	$5,945	$85,312
Classified	—	—	—	—	369	1,482	1,851
Total other construction, land development and raw land loans	$5,651	$41,340	$19,578	$9,402	$3,765	$7,427	$87,163

Obligations of states and political subdivisions in the US
Pass	$285	$9,669	$2,667	$1,864	$282	$9,238	$24,005
Classified	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$285	$9,669	$2,667	$1,864	$282	$9,238	$24,005

Agricultural production, including commercial fishing
Pass	$3,549	$18,683	$3,764	$678	$1,073	$1,735	$29,482
Classified	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$3,549	$18,683	$3,764	$678	$1,073	$1,735	$29,482

Consumer loans
Pass	$770	$499	$541	$397	$306	$1,570	$4,083
Classified	—	—	—	—	—	9	9
Total consumer loans	$770	$499	$541	$397	$306	$1,579	$4,092

Other loans
Pass	$568	$1,143	$1,598	$408	$—	($523)	$3,194
Classified	—	—	—	—	—	—	—
Total other loans	$568	$1,143	$1,598	$408	$—	($523)	$3,194

Total loans
Pass	$203,119	$374,912	$244,064	$136,155	$85,881	$328,728	$1,372,859
Classified	2,689	5,459	1,331	396	4,183	18,792	32,850
Total loans	$205,808	$380,371	$245,395	$136,551	$90,064	$347,520	$1,405,709

Total pass loans	$203,119	$374,912	$244,064	$136,155	$85,881	$328,728	$1,372,859
Government guarantees	(4,441)	(62,412)	(11,051)	(13,290)	(3,117)	(4,898)	(99,209)
Total pass loans, net of government guarantees	$198,678	$312,500	$233,013	$122,865	$82,764	$323,830	$1,273,650

Total classified loans	$2,689	$5,459	$1,331	$396	$4,183	$18,792	$32,850
Government guarantees	(2,420)	(4,913)	(1,198)	—	—	(9,818)	(18,349)
Total classified loans, net government guarantees	$269	$546	$133	$396	$4,183	$8,974	$14,501

December 31, 2021	2021	2020	2019	2018	2017	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$227,376	$54,478	$29,846	$37,339	$23,205	$44,554	$416,798
Classified	18,853	714	3,564	3,118	517	4,774	31,540
Total commercial & industrial loans	$246,229	$55,192	$33,410	$40,457	$23,722	$49,328	$448,338

Commercial real estate:
Owner occupied properties
Pass	$81,533	$83,975	$39,254	$14,841	$14,452	$57,717	$291,772
Classified	—	1,399	—	522	—	6,507	8,428

Total commercial real estate owner occupied properties	$81,533	$85,374	$39,254	$15,363	$14,452	$64,224	$300,200

Non-owner occupied and multifamily properties
Pass	$77,205	$77,961	$61,147	$34,307	$19,833	$154,561	$425,014
Classified	—	—	—	10	10,286	1	10,297
Total commercial real estate non-owner occupied and multifamily properties	$77,205	$77,961	$61,147	$34,317	$30,119	$154,562	$435,311

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$7,756	$8,023	$3,689	$531	$1,466	$8,812	$30,277
Classified	417	1,077	472	90	—	209	2,265
Total residential real estate 1-4 family residential properties secured by first liens	$8,173	$9,100	$4,161	$621	$1,466	$9,021	$32,542

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$5,806	$2,535	$3,229	$3,464	$259	$4,046	$19,339
Classified	—	—	—	259	—	12	271
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$5,806	$2,535	$3,229	$3,723	$259	$4,058	$19,610

1-4 family residential construction loans
Pass	$21,409	$1,056	$1,707	$62	$—	$11,879	$36,113
Classified	—	—	—	—	109	—	109
Total residential real estate 1-4 family residential construction loans	$21,409	$1,056	$1,707	$62	$109	$11,879	$36,222

Other construction, land development and raw land loans
Pass	$39,624	$26,458	$11,044	$3,315	$139	$5,544	$86,124
Classified	—	—	—	460	—	1,510	1,970
Total other construction, land development and raw land loans	$39,624	$26,458	$11,044	$3,775	$139	$7,054	$88,094

Obligations of states and political subdivisions in the US
Pass	$4,120	$812	$1,875	$343	$2,733	$6,520	$16,403
Classified	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$4,120	$812	$1,875	$343	$2,733	$6,520	$16,403

Agricultural production, including commercial fishing
Pass	$19,970	$3,929	$810	$1,118	$741	$1,391	$27,959
Classified	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$19,970	$3,929	$810	$1,118	$741	$1,391	$27,959

Consumer loans
Pass	$873	$815	$653	$403	$291	$1,766	$4,801
Classified	—	—	—	—	—	—	—
Total consumer loans	$873	$815	$653	$403	$291	$1,766	$4,801

Other loans
Pass	$2,028	$1,645	$430	$95	$—	$208	$4,406
Classified	—	—	—	—	—	—	—
Total other loans	$2,028	$1,645	$430	$95	$—	$208	$4,406

Total loans
Pass	$487,700	$261,687	$153,684	$95,818	$63,119	$296,998	$1,359,006
Classified	19,270	3,190	4,036	4,459	10,912	13,013	54,880
Total loans	$506,970	$264,877	$157,720	$100,277	$74,031	$310,011	$1,413,886

Total pass loans	$487,700	$261,687	$153,684	$95,818	$63,119	$296,998	$1,359,006
Government guarantees	(145,713)	(12,725)	(14,429)	(3,299)	(306)	(6,562)	(183,034)
Total pass loans, net of government guarantees	$341,987	$248,962	$139,255	$92,519	$62,813	$290,436	$1,175,972

Total classified loans	$19,270	$3,190	$4,036	$4,459	$10,912	$13,013	$54,880

Government guarantees	(7,201)	(1,259)	—	—	—	(10,571)	(19,031)
Total classified loans, net government guarantees	$12,069	$1,931	$4,036	$4,459	$10,912	$2,442	$35,849

Past Due Loans: The following tables present an aging of contractually past due loans as of the periods presented:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due Still Accruing
June 30, 2022
Commercial & industrial loans	$246	$132	$387	$765	$394,076	$394,841	$—
Commercial real estate:
Owner occupied properties	737		1,076	1,813	311,361	313,174	—
Non-owner occupied and multifamily properties	—	—	—	—	446,592	446,592	—
Residential real estate:
1-4 family residential properties secured by first liens	65	—	147	212	37,086	37,298	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	—	133	133	21,820	21,953	—
1-4 family residential construction loans	—	—	109	109	43,806	43,915	—
Other construction, land development and raw land loans	—	—	1,546	1,546	85,617	87,163	—
Obligations of states and political subdivisions in the US	—	—	—	—	24,005	24,005	—
Agricultural production, including commercial fishing	—	—	—	—	29,482	29,482	—
Consumer loans	—	—	—	—	4,092	4,092	—
Other loans	—	—	—	—	3,194	3,194	—
Total	$1,048	$132	$3,398	$4,578	$1,401,131	$1,405,709	$—
December 31, 2021
Commercial & industrial loans	$206	$51	$469	$726	$447,612	$448,338	$—
Commercial real estate:
Owner occupied properties	12	—	1,176	1,188	299,012	300,200	—
Non-owner occupied and multifamily properties	—	—	—	—	435,311	435,311	—
Residential real estate:
1-4 family residential properties secured by first liens	—	—	90	90	32,452	32,542	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	—	139	139	19,471	19,610	—
1-4 family residential construction loans	—	—	109	109	36,113	36,222	—
Other construction, land development and raw land loans	—	—	1,636	1,636	86,458	88,094	—
Obligations of states and political subdivisions in the US	—	—	—	—	16,403	16,403	—
Agricultural production, including commercial fishing	—	—	—	—	27,959	27,959	—
Consumer loans	—	—	—	—	4,801	4,801	—
Other loans	—	—	—	—	4,406	4,406	—
Total	$218	$51	$3,619	$3,888	$1,409,998	$1,413,886	$—

Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $7.3 million and $10.7 million at June 30, 2022 and December 31, 2021, respectively. The following table presents loans on nonaccrual status and loans on nonaccrual status for which there was no related ACL. All loans with no ACL are individually evaluated for credit losses in the Company's Current Expected Credit Losses methodology.

	June 30, 2022		December 31, 2021
(In Thousands)	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL

Commercial & industrial loans	$3,496	$3,496	$4,350	$4,298
Commercial real estate:
Owner occupied properties	2,352	2,348	3,506	3,506
Residential real estate:
1-4 family residential properties secured by first liens	219	219	1,778	1,778
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	280	207	271	215
1-4 family residential construction loans	109	109	109	109
Other construction, land development and raw land loans	1,545	1,545	1,636	1,636
Consumer loans	—	—	—	—
Total nonaccrual loans	8,001	7,924	11,650	11,542
Government guarantees on nonaccrual loans	(683)	(683)	(978)	(978)
Net nonaccrual loans	$7,318	$7,241	$10,672	$10,564

There was no interest on nonaccrual loans reversed through interest income during three-month period ending June 30, 2022 and $2,000 in interest on nonaccrual loans reversed through interest income during the six-month period ending June 30, 2022. There was no interest on nonaccrual loans reversed through interest income during the three and six-month periods ending June 30, 2021.

There was no interest earned on nonaccrual loans with a principal balance during the three and six-month periods ending June 30, 2022 and June 30, 2021, respectively. However, the Company recognized interest income of $873,000 and $232,000 in the three-month periods ending June 30, 2022 and 2021, respectively, and $930,000 and $366,000 in the six-month periods ending June 30, 2022 and 2021, respectively, related to interest collected on nonaccrual loans whose principal had been paid down to zero.

Troubled Debt Restructurings: Loans classified as TDRs totaled $8.9 million and $10.6 million at June 30, 2022 and December 31, 2021, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that it would not grant otherwise.

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

Loan Modifications due to COVID-19 as of June 30, 2022
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$23,573	$—	$23,573
Number of modifications	5	—	5

Loan Modifications due to COVID-19 as of December 31, 2021
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$49,219	$—	$49,219
Number of modifications	16	—	16

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
There were no newly restructured loans that occurred during the six months ended June 30, 2022. As discussed above, the CARES Act provided banks an option to elect to not account for certain loan modifications related to COVID-19 between March 1, 2020 and December 31, 2021 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2019. The disclosed loan restructurings were not related to COVID-19 modifications.

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
Existing Troubled Debt Restructurings	$3,008	$5,844	$8,852
Total	$3,008	$5,844	$8,852

The following table presents newly restructured loans that occurred during the six months ended June 30, 2021, by concession (terms modified):

		June 30, 2021
	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
(In Thousands)
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	1	$—	$254	$—	$—	$254
Total	1	$—	$254	$—	$—	$254
Post-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	1	$—	$251	$—	$—	$251
Total	1	$—	$251	$—	$—	$251
The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs. There were no in charge-offs in the six months ended June 30, 2022 on loans that were newly classified as TDRs during the same period.
There were no loans that defaulted during the six months ended June 30, 2022 and 2021, respectively, that were restructured in the previous twelve months.

4. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of an ACL, and have a maturity of less than one year. There were no purchased receivables past due at June 30, 2022 or December 31, 2021, and there were no restructured purchased receivables at June 30, 2022 or December 31, 2021.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  There were no nonperforming purchased receivables as of June 30, 2022 or December 31, 2021.
There was no activity and no balance in the ACL for purchased receivables as of June 30, 2022 or December 31, 2021.
The following table summarizes the components of net purchased receivables for the periods indicated:

(In Thousands)	June 30, 2022	December 31, 2021
Purchased receivables	$15,277	$6,987
Allowance for credit losses - purchased receivables	—	—
Total	$15,277	$6,987

5. Servicing Rights
Mortgage servicing rights
The following table details the activity in the Company's mortgage servicing rights ("MSR") for the three and six-month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021

Balance, beginning of period	$15,422	$11,657	$13,724	$11,218
Additions for new MSR capitalized	1,128	1,745	2,115	3,193
Changes in fair value:
Due to changes in model inputs of assumptions (1)	(225)	16	967	(164)
Other (2)	(24)	(583)	(505)	(1,412)
Balance, end of period	$16,301	$12,835	$16,301	$12,835

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

The following table details information related to our serviced mortgage loan portfolio as of June 30, 2022 and December 31, 2021:

(In Thousands)	June 30, 2022	December 31, 2021

Balance of mortgage loans serviced for others	$818,266	$772,764
MSR as a percentage of serviced loans	1.99%	1.78%

    The Company recognized servicing fees of $804,000 and $707,000 during the three-month periods ending June 30, 2022 and 2021, respectively, and $1.6 million and $1.4 million during the six-month periods ending June 30, 2022 and 2021, respectively, which includes contractually specified servicing fees and ancillary fees as a component of other noninterest income in the Company's Consolidated Statements of Income.

    The following table outlines the weighted average key assumptions used in measuring the fair value of MSR as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Constant prepayment rate	7.37%	11.80%
Discount rate	9.25%	8.00%

    Key economic assumptions and the sensitivity of the current fair value for MSR to immediate adverse changes in those assumptions at June 30, 2022 and December 31, 2021 were as follows:

(In Thousands)		June 30, 2022	December 31, 2021
Aggregate portfolio principal balance		$818,266	$772,764
Weighted average rate of note		3.28%	3.31%

June 30, 2022	Base	1.0% Adverse Rate Change	2.0% Adverse Rate Change
Constant prepayment rate	7.37%	14.75%	22.12%
Discount rate	9.25%	8.25%	7.25%
Fair value MSR	$16,301	$12,424	$9,885
Percentage of MSR	1.99%	1.52%	1.21%

December 31, 2021
Constant prepayment rate	11.80%	23.59%	34.57%
Discount rate	8.00%	7.00%	6.00%
Fair value MSR	$13,724	$9,612	$7,256
Percentage of MSR	1.78%	1.24%	0.94%

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

Commercial servicing rights
    The commercial servicing rights asset ("CSR") has a carrying value $1.1 million at both June 30, 2022 and December 31, 2021, and is included in other assets and carried at fair value on the Company's Consolidated Balance Sheets. Total commercial loans serviced for others were $254.5 million and $259.8 million at June 30, 2022 and December 31, 2021, respectively. Key assumptions used in measuring the fair value of the CSR as of June 30, 2022 and December 31, 2021 include a constant prepayment rate of 16.08% and a discount rate of 9.94%.

6. Leases

    The Company's lease commitments consist primarily of agreements to lease land and office facilities that it occupies to operate several of its retail branch locations that are classified as operating leases and are recognized on the balance sheet as right-of-use ("ROU") assets and lease liabilities. As of June 30, 2022, the Company has operating lease ROU assets of $9.9 million and operating lease liabilities of $9.8 million. As of December 31, 2021, the Company had operating lease ROU assets of $11.0 million and operating lease liabilities of $11.0 million. The Company did not have any agreements that are classified as finance leases as of June 30, 2022 or December 31, 2021.

    The following table presents additional information about the Company's operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Lease Cost
Operating lease cost(1)	$672	$702	$1,353	$1,418
Short term lease cost(1)	5	6	17	13
Total lease cost	$677	$708	$1,370	$1,431

Other information
Operating leases - operating cash flows			$1,278	$1,323
Weighted average lease term - operating leases, in years			10.79	10.80
Weighted average discount rate - operating leases			3.26%	3.30%
(1) Expenses are classified within occupancy expense on the Consolidated Statements of Income.

    The table below reconciles the remaining undiscounted cash flows for the next five years for each twelve-month period presented (unless otherwise indicated) and the total of the subsequent remaining years to the operating lease liabilities recorded on the balance sheet:

(In Thousands)	Operating Leases
2022 (Six months)	$1,224
2023	2,109
2024	1,961
2025	1,858
2026	721
Thereafter	4,266
Total minimum lease payments	$12,139
Less: amount of lease payment representing interest	(2,293)
Present value of future minimum lease payments	$9,846

7.  Derivatives
Derivatives swaps related to community banking activities
    The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution ("counterparty"). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a "well-capitalized" institution under regulatory guidelines, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $569,000 as of June 30, 2022 and $8.2 million as of December 31, 2021 in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements.
    The Company had interest rate swaps related to commercial loans with an aggregate notional amount of $213.0 million and $212.6 million at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, the notional amount of interest rate swaps is made up of 19 variable to fixed rate swaps to commercial loan customers totaling $106.5 million, and 19 fixed to variable rate swaps with a counterparty totaling $106.5 million. Changes in fair value from these 19 interest rate swaps offset each other in the first six months of 2022. The Company recognized $87,000 and $90,000 in fee income related to interest rate swaps in the three and six-month periods ending June 30, 2022, respectively, and $103,000 and $195,000 in fee income related to interest rate swaps in the three and six-month periods ending June 30, 2021, respectively. Interest rate swap income is recorded in other operating income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
    The Company has an interest rate swap to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Northrim Statutory Trust 2 at 3.72% through its maturity date. The floating rate that the dealer pays is equal to the three month LIBOR plus 1.37% which reprices quarterly on the payment date. This rate was 3.20% as of June 30, 2022. The Company pledged $130,000 in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of June 30, 2022 and $2.9 million as of December 31, 2021. Changes in the fair value of this interest rate swap are reported in other comprehensive income on the Consolidated Statements of Income. The unrealized gain on this interest rate swap was $798,000 as of June 30, 2022 and the unrealized loss was $1.0 million as of December 31, 2021.
Derivatives related to home mortgage banking activities
    The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as "interest rate lock commitments". The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. RML had commitments to originate mortgage loans held for sale totaling $116.2 million and $81.6 million at June 30, 2022 and December 31, 2021, respectively. Changes in the value of RML's interest rate derivatives are recorded in mortgage banking income on the Consolidated Statements of Income. None of these derivatives are designated as hedging instruments.

    The following table presents the fair value of derivatives not designated as hedging instruments at June 30, 2022 and December 31, 2021:

(In Thousands)	Asset Derivatives
		June 30, 2022	December 31, 2021
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$8,316	$6,030
Interest rate lock commitments	Other assets	2,567	1,387
Retail interest rate contracts	Other assets	—	166
Total		$10,883	$7,583

(In Thousands)	Liability Derivatives
		June 30, 2022	December 31, 2021
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$8,316	$6,030
Retail interest rate contracts	Other liabilities	376	—
Total		$8,692	$6,030
    The following table presents the net gains (losses) of derivatives not designated as hedging instruments for periods indicated below:

		Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	Income Statement Location	2022	2021	2022	2021
Retail interest rate contracts	Mortgage banking income	$391	($1,187)	$2,951	$1,813
Interest rate lock commitments	Mortgage banking income	829	369	349	(1,001)
Total		$1,220	($818)	$3,300	$812
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

    The following table summarizes the derivatives that have a right of offset as of June 30, 2022 and December 31, 2021:

June 30, 2022				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$8,316	$—	$8,316	$—	$—	$8,316

Liability Derivatives
Interest rate swaps	$8,316	$—	$8,316	$—	$569	$7,747
Retail interest rate contracts	376	—	376	—	—	376

December 31, 2021				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$6,030	$—	$6,030	$—	$—	$6,030
Retail interest rate contracts	166	—	166	—	—	166

Liability Derivatives
Interest rate swaps	$6,030	$—	$6,030	$—	$6,030	$—

8.  Fair Value Measurements
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

Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2022, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Company has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.

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

    Estimated fair values as of the periods indicated are as follows:

	June 30, 2022		December 31, 2021
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$336,923	$336,923	$645,827	$645,827
Investment securities available for sale	313,082	313,082	141,531	141,531
Marketable equity securities	9,122	9,122	8,420	8,420

Level 2 inputs:
Investment securities available for sale	298,945	298,945	285,153	285,153
Investment in Federal Home Loan Bank stock	3,824	3,824	3,107	3,107
Loans held for sale	63,080	63,080	73,650	73,650
Accrued interest receivable	8,117	8,117	6,846	6,846
Interest rate swaps	8,316	8,316	6,030	6,030
Retail interest rate contracts	—	—	166	166

Level 3 inputs:
Investment securities held to maturity	29,750	26,371	20,000	19,164
Loans	1,405,709	1,342,962	1,413,886	1,396,486
Purchased receivables, net	15,277	15,277	6,987	6,987
Interest rate lock commitments	2,567	2,567	1,387	1,387
Mortgage servicing rights	16,301	16,301	13,724	13,724
Commercial servicing rights	1,069	1,069	1,084	1,084

Financial liabilities:
Level 2 inputs:
Deposits	$2,335,390	$2,332,869	$2,421,631	$2,422,215
Borrowings	14,302	12,907	14,508	14,727
Accrued interest payable	94	94	31	31
Interest rate swaps	8,316	8,316	6,985	6,985

Level 3 inputs:
Junior subordinated debentures	10,310	9,578	10,310	9,727

    The following table sets forth the balances as of the periods indicated of assets and liabilities measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$521,339	$281,079	$240,260	$—
Municipal securities	807	—	807	—
Corporate bonds	32,003	32,003	—	—
Collateralized loan obligations	57,878	—	57,878	—
Total available for sale securities	$612,027	$313,082	$298,945	$—
Marketable equity securities	$9,122	$9,122	$—	$—
Total marketable equity securities	$9,122	$9,122	$—	$—
Interest rate swaps	$8,316	$—	$8,316	$—
Interest rate lock commitments	2,567	—	—	2,567
Mortgage servicing rights	16,301	—	—	16,301
Commercial servicing rights	1,069	—	—	1,069
Total other assets	$28,253	$—	$8,316	$19,937
Liabilities:
Interest rate swaps	$8,316	$—	$8,316	$—
Retail interest rate contracts	376	—	376	—
Total other liabilities	$8,692	$—	$8,692	$—
December 31, 2021
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$341,480	$115,686	$225,794	$—
Municipal securities	840	—	840	—
Corporate bonds	32,946	25,845	7,101	—
Collateralized loan obligations	51,418	—	51,418	—
Total available for sale securities	$426,684	$141,531	$285,153	$—
Marketable equity securities	$8,420	$8,420	$—	$—
Total marketable securities	$8,420	$8,420	$—	$—
Interest rate swaps	$6,030	$—	$6,030	$—
Interest rate lock commitments	1,387	—	—	1,387
Mortgage servicing rights	13,724	—	—	13,724
Commercial servicing rights	1,084	—	—	1,084
Retail interest rate contracts	166	—	166	—
Total other assets	$22,391	$—	$6,196	$16,195
Liabilities:
Interest rate swaps	$6,985	$—	$6,985	$—
Total other liabilities	$6,985	$—	$6,985	$—

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six-month periods ended June 30, 2022 and 2021:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended June 30, 2022
Interest rate lock commitments	$965	($520)	$3,863	($1,741)	$2,567	$2,567
Mortgage servicing rights	15,422	(249)	1,128	—	16,301	—
Commercial servicing rights	1,091	(22)	—	—	1,069	—
Total	$17,478	($791)	$4,991	($1,741)	$19,937	$2,567
Three Months Ended June 30, 2021
Interest rate lock commitments	$2,713	($867)	$7,183	($5,985)	$3,044	$3,044
Mortgage servicing rights	11,657	(567)	1,745	—	12,835	—
Commercial servicing rights	1,327	(53)	18	—	1,292	—
Total	$15,697	($1,487)	$8,946	($5,985)	$17,171	$3,044

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Six Months Ended June 30, 2022
Interest rate lock commitments	$1,387	($1,029)	$8,212	($6,004)	$2,567	$2,567
Mortgage servicing rights	13,724	462	2,115	—	16,301	—
Commercial servicing rights	1,084	(48)	33	—	1,069	—
Total	$16,195	($615)	$10,360	($6,004)	$19,937	$2,567
Six Months Ended June 30, 2021
Interest rate lock commitments	$4,034	($2,014)	$16,451	($15,427)	$3,044	$3,044
Mortgage servicing rights	11,218	(1,576)	3,193	—	12,835	—
Commercial servicing rights	1,310	(76)	58	—	1,292	—
Total	$16,562	($3,666)	$19,702	($15,427)	$17,171	$3,044

    There were no changes in unrealized gains and losses for the three and six-month periods ending June 30, 2022 and 2021 included in other comprehensive income for recurring Level 3 fair value measurements.

    As of and for the periods ending June 30, 2022 and December 31, 2021, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis.  For loans individually measured for credit losses, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.
    The following table presents the (gains) losses resulting from nonrecurring fair value adjustments for the three and six-month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Loans individually measured for credit losses	($89)	($213)	$—	$772
Total loss from nonrecurring measurements	($89)	($213)	$—	$772

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
    The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at June 30, 2022 and December 31, 2021:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average Rate Range
June 30, 2022
Interest rate lock commitment	External pricing model	Pull through rate	91.85%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	7.34% - 8.73%
		Discount rate	9.25%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	12.30% - 16.57%
		Discount rate	9.94%
December 31, 2021
Interest rate lock commitment	External pricing model	Pull through rate	93.27%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	9.25% - 14.21%
		Discount rate	8.00%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	12.30% - 16.57%
		Discount rate	9.94%

9.  Segment Information
    The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of June 30, 2022, the Community Banking segment operated 17 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
    Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended June 30, 2022
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$22,369	$623	$22,992
Interest expense	766	14	780
Net interest income	21,603	609	22,212
Provision for credit losses	463	—	463
Other operating income	1,907	5,900	7,807
Other operating expense	16,415	6,823	23,238
Income before provision for income taxes	6,632	(314)	6,318
Provision for income taxes	1,605	(82)	1,523
Net income	$5,027	($232)	$4,795

	Three Months Ended June 30, 2021
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$19,476	$777	$20,253
Interest expense	1,008	53	1,061
Net interest income	18,468	724	19,192
Benefit for credit losses	(427)	—	(427)
Other operating income	2,772	11,360	14,132
Other operating expense	14,551	7,785	22,336
Income before provision for income taxes	7,116	4,299	11,415
Provision for income taxes	1,850	1,220	3,070
Net income	$5,266	$3,079	$8,345

	Six Months Ended June 30, 2022
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$42,019	$1,031	$43,050
Interest expense	1,507	27	1,534
Net interest income	40,512	1,004	41,516
Provision for credit losses	313	—	313
Other operating income	5,748	12,882	18,630
Other operating expense	31,246	13,093	44,339
Income before provision for income taxes	14,701	793	15,494
Provision for income taxes	3,246	227	3,473
Net income	$11,455	$566	$12,021

	Six Months Ended June 30, 2021
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$39,275	$1,574	$40,849
Interest expense	2,073	91	2,164
Net interest income	37,202	1,483	38,685
Benefit for credit losses	(1,915)	—	(1,915)
Other operating income	5,046	24,982	30,028
Other operating expense	28,215	15,448	43,663
Income before provision for income taxes	15,948	11,017	26,965
Provision for income taxes	3,302	3,137	6,439
Net income	$12,646	$7,880	$20,526

June 30, 2022
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$2,511,565	$99,589	$2,611,154
Loans held for sale	$—	$63,080	$63,080

December 31, 2021
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$2,615,433	$109,286	$2,724,719
Loans held for sale	$—	$73,650	$73,650

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

Update on Economic Conditions

    The Alaska economy has seen continued job growth and personal income gains. A strong rebound in tourism activity, coupled with high oil prices has benefited the state. Management believes that the national focus on supply chain issues and the desire for more domestic production should improve the demand for Alaska’s vast natural resources. Like the rest of the nation, Alaska’s housing market saw large price increases over the last year. However, we expect the rapidly rising interest rate environment to temper the Alaska housing market in the second half of 2022.
The Alaska Department of Labor ("DOL") has released data through May of 2022. The DOL reports total payroll jobs in Alaska increased 2.9% or 8,900 jobs compared to May of 2021. The Leisure and Hospitality sector showed the fastest year over year increase of 12.4%. Tourism related jobs were the hardest hit from the pandemic travel restrictions, but were also the quickest to rebound. The Oil and Gas sector has benefited from high energy prices and added 600 jobs since May of 2021, a 9.1% increase. Other sectors showing improvement over the last 12 months include Trade, Warehousing, and Utilities (+6.8%), Other Services (+4.8%); Financial Activities (+2.8%), and Professional and Business Services (+2.6%). The only private sectors to decline year over year were Manufacturing (-2.9%) and Information (-2.1%). The Government sector was up slightly by 0.6%, an increase of 500 jobs through May 2022 year-over-year.

Alaska’s Gross State Product (“GSP”), was estimated to be $58 billion at the end of 2021 by the Federal Bureau of Economic Analysis ("BEA"). This was a 0.3% increase in 2021 over 2020 figures. The BEA also calculated Alaska’s seasonally adjusted personal income was $49 billion in 2021, an improvement of 5.9% over 2020. This was largely a result of COVID related government transfer payments and an improvement in employment leading to higher wage income last year.

The price of Alaska North Slope crude oil began 2021 averaging $55.56 a barrel in January and climbed steadily throughout the year due to rising global demand to a monthly average high of $84.36 in October 2021. 2022 began with a monthly average of $86.50 a barrel in January and surpassed $100 in March after the war in Ukraine began. Prices increased in the second quarter of 2022, reaching a monthly average of $120.17 a barrel in June.

Alaska’s home mortgage delinquency level continues to be better than most of the nation. According to the Mortgage Bankers Association, Alaska’s delinquency rate in the first quarter of 2022 was 3.49% compared to the national average rate of 3.84%. The Mortgage Bankers Association survey reported that the mortgage foreclosure rate in Alaska in the first quarter of 2022 was identical to the national average rate of 0.53%.

According to the Alaska Multiple Listing Services, the average sales price of a single family home in Anchorage rose 6.9% in 2021 to $424,148. In the first six months of 2022 prices climbed another 7.5% to $456,052. Average sales prices in the Matanuska Susitna Borough rose 15.6% in 2021 and another 11% in the first six months of 2022 to $386,429. These two markets represent where the vast majority of the Bank’s residential lending activity occurs. Prices also increased 13.9% in the Fairbanks North Star Borough, 13.4% in the Kenai Peninsula Borough, and 13.8% in the Kodiak Island Borough in 2021.

The number of housing units sold in Anchorage was up significantly in 2021 by 11.2%, following an increase of 19.5% in 2020, as reported by the Alaska Multiple Listing Services. The Matanuska Susitna Borough also had strong sales activity, up 11.7% in 2021 and 9.7% in 2020.

The Board of Governors of the Federal Reserve System increased its benchmark interest rate target from near zero as of December 31, 2021 to 2.25%-2.50% as of July 31, 2022. Similarly, the Prime rate of interest has increased from 3.25% as of December 31, 2022 to 5.50% as of July 31, 2022. The two and ten year Treasury rates were 2.89% and 2.67% as of July 31, 2022, up from 0.73% and 1.52% as of December 31, 2021, respectively. Management agrees with sentiment from industry experts that rates will continue to rise through the end of 2022 and into the first half of 2023.

Highlights and Summary of Performance - Second Quarter of 2022

The Company reported net income and diluted earnings per share of $4.8 million and $0.83, respectively, for the second quarter of 2022 compared to net income and diluted earnings per share of $8.3 million and $1.33, respectively, for the second quarter of 2021. The Company reported net income and diluted earnings per share of $12.0 million and $2.03, respectively, for the first six months of 2022 compared to net income and diluted earnings per share of $20.5 million and $3.27, respectively, for the first six months of 2021. The decrease in net income for the three and six-month periods ending June 30, 2022 compared to the same periods last year is primarily attributable to a decrease in net income in the Home Mortgage Lending segment as a result of decreased production and yields on sold loans, as well as a higher provision for credit losses and higher other operating expenses in the Community Banking segment that were only partially offset by higher net interest income. Increases in interest rates drove the decrease in production in the Home Mortgage Lending segment and the increase in net interest income.
•Total revenue in the second quarter of 2022, which includes net interest income plus other operating income, decreased 10% to $30.0 million from $33.3 million in the second quarter a year ago, primarily due to a $5.5 million decrease in mortgage banking income and a $988.0 thousand increase in unrealized loss on marketable equity securities. These decreases were only partially offset by a $3.0 million increase in net interest income. Total revenue in the six-months ending June 30, 2022 decreased 12% to $60.1 million from $68.7 million in the same period a year ago, primarily due to a $12.1 million decrease in mortgage banking income and a $1.3 million increase in unrealized loss on marketable securities.
•Net interest income in the second quarter of 2022 increased 16% to $22.2 million compared to $19.2 million in the second quarter of 2021. Net interest income excluding PPP interest and fees in the second quarter of 2022 increased 33% to $20.8 million, compared to $15.6 million in the second quarter of 2021. Net interest income in the six-months ending June 30, 2022 increased 7% to $41.5 million compared to $38.7 million in the same period a year ago. Net interest income excluding PPP interest and fees in the six-months ending June 30, 2022 increased 22% to $37.8 million compared to $30.9 million in the same period a year ago.
•Net interest margin was 3.67% for the second quarter of 2022, a 19 basis point increase from the second quarter of 2021 primarily due to the higher yields on portfolio loans and investments and on interest bearing deposits in other banks. Net interest margin was 3.42% for the six-months ending June 30, 2022, a 26 basis point decrease from the same period a year ago primarily due to the a change in the mix of earning assets that was only partially offset by higher yields. Average interest bearing deposits in other banks increased to 19% of average interest-earning assets in the six-months ending June 30, 2022, compared to 8% in the same period a year ago.
•Loans were $1.41 billion at June 30, 2022, down 1% from December 31, 2021 primarily as a result of PPP forgiveness which was only partially offset by core loan growth. Loans excluding the impact from PPP, were $1.37 billion at June 30, 2022, up 6% from $1.30 billion at December 31, 2021. As of June 30, 2022, 76% of core portfolio loans are adjustable rate and are subject to rate increases as the prime rate and other indices increase.
•The Company booked a provision for credit losses of $463,000 and $313,000 for the three- and six-month periods ending June 30, 2022, respectively, compared to a benefit of $427,000 and a benefit of $1.9 million in the same periods in 2021. The increase in the provision for credit losses in both periods in 2022 compared to the same periods in the prior year are primarily the result of core loan growth.
•The Company paid cash dividends of $0.41 per common share in the second quarter of 2022, up 11% from $0.37 in the second quarter of 2021.
•At June 30, 2022, the capital ratios of the Company and Northrim Bank (the "Bank") were well in excess of all regulatory requirements.
•During the second quarter of 2022, the Company repurchased 200,619 shares of its common stock under the previously announced share repurchase program at an average price of $41.04 per share. There are no shares remaining of the 300,000 previously authorized for repurchase.

Other financial measures are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Return on average assets, annualized	0.74%	1.40%	0.93%	1.80%
Return on average shareholders' equity, annualized	8.58%	14.10%	10.51%	17.68%
Dividend payout ratio	49.30%	27.80%	40.22%	22.57%
Growth and Paycheck Protection Program:
•In 2020 and 2021, Northrim funded a total of nearly 5,800 PPP loans totaling $612.6 million to both existing and new customers. Management estimates that we funded approximately 24% of the number and 32% of the value of all Alaska PPP second round loans.
•As of June 30, 2022, PPP has resulted in 2,344 new customers totaling $69.7 million in non-PPP loans, and $132.4 million in new deposit balances.
•As of June 30, 2022, Northrim customers had received forgiveness through the U.S, Small Business Administration ("SBA") on 5,407 PPP loans totaling $582.0 million, of which 417 PPP loans totaling $33.7 million were forgiven in the second quarter of 2022, 537 PPP loans totaling $56.9 million were forgiven in the first quarter of 2022, and 4,451 PPP loans totaling $491.4 million were forgiven in 2021. Of the PPP loans forgiven in the second quarter of 2022, 414 loans totaling $33.4 million related to PPP round two. As of June 30, 2022, approximately 99% of the number of PPP round one loans funded and 88% of the number of PPP round two loans funded have been forgiven.

Credit Quality
•Customer Accommodations: The Company implemented several forms of assistance to help our customers in the event that they experienced financial hardship as a result of COVID-19 in addition to our participation in PPP lending. As of June 30, 2022, remaining accommodations include interest only and deferral options on loan payments. The total outstanding principal balance of loan modifications due to the impacts of COVID-19 for the periods indicated were as follows:

Loan Modifications due to COVID-19 as of June 30, 2022
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$23,573	$—	$23,573
Number of modifications	5	—	5
Number of relationships	2	—	2

Loan Modifications due to COVID-19 as of December 31, 2021
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$49,219	$—	$49,219
Number of modifications	16	—	16
Number of relationships	6	—	6

The $23.6 million in COVID-19 loan accommodations as of June 30, 2022 are scheduled to return to normal principal and interest payments in 2022.
Nonperforming assets: Nonperforming assets, net of government guarantees at June 30, 2022 decreased 22%, or $3.3 million to $11.7 million as compared to $15.0 million at December 31, 2021. Other Real Estate Owned ("OREO"), net of government guarantees, remained at $4.4 million at June 30, 2022 as compared to December 31, 2021. Nonperforming loans, net of government guarantees decreased $3.4 million, or 32% to $7.3 million as of June 30, 2022 from $10.7 million as of December 31, 2021, primarily due to the transfer of one relationship back to accrual status in the first six months of 2022 as well as payoffs and pay downs in the first half of 2022. $5.9 million, or 74% of nonperforming assets at June 30, 2022, are nonaccrual loans related to five commercial relationships.
    The following table summarizes nonperforming asset activity for the three-month periods ending June 30, 2022 and 2021.

				Writedowns		Transfers to
(In Thousands)	Balance at March 31, 2022	Additions this quarter	Payments this quarter	/Charge-offs this quarter	Transfers to OREO	Performing Status this quarter	Sales this quarter	Balance at June 30, 2022
Nonperforming loans	$9,609	$22	($1,464)	($166)	$—	$—	$—	$8,001
Nonperforming loans guaranteed by government	(907)	—	224	—	—	—	—	(683)
Nonperforming loans, net	8,702	22	(1,240)	(166)	—	—	—	7,318
Other real estate owned	5,638	—	—	—	—	—	—	5,638
Other real estate owned guaranteed
by government	(1,279)	—	—	—	—	—	—	(1,279)
Total nonperforming assets,
net of government guarantees	$13,061	$22	($1,240)	($166)	$—	$—	$—	$11,677

				Writedowns		Transfers to
(In Thousands)	Balance at March 31, 2021	Additions this quarter	Payments this quarter	/Charge-offs this quarter	Transfers to OREO/REPO	Performing Status this quarter	Sales this quarter	Balance at June 30, 2021
Nonperforming loans	$14,463	$173	($1,422)	($110)	$—	$—	$—	$13,104
Nonperforming loans guaranteed by government	(1,382)	—	286	—	—	—	—	(1,096)
Nonperforming loans, net	13,081	173	(1,136)	(110)	—	—	—	12,008
Other real estate owned	7,563	—	—	—	—	—	(490)	7,073
Repossessed assets	225	—	—	—	—	—	(225)	—
Other real estate owned guaranteed
by government	(1,279)	—	—	—	—	—	—	(1,279)
Total nonperforming assets,
net of government guarantees	$19,590	$173	($1,136)	($110)	$—	$—	($715)	$17,802
Potential problem loans: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. These loans are closely monitored and their performance is reviewed by management on a regular basis. At June 30, 2022, management had identified potential problem loans of $1.4 million as compared to potential problem loans of $2.1 million at December 31, 2021. The decrease in potential problem loans from December 31, 2021 to June 30, 2022 is primarily the result of one relationship payoff in the first half of 2022 which was only partially offset by the addition of one relationship in the first six months of 2022.
Troubled debt restructurings (“TDRs”): TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months. The Company had $3.0 million in loans classified as TDRs that were performing and $5.8 million in TDRs included in nonaccrual loans at June 30, 2022 for a total of approximately $8.9 million. There are $3.1 million in government guarantees associated with TDRs, resulting in total TDRs, net of government guarantees, of $5.8 million at June 30, 2022. At December 31, 2021 there were $773,000 in loans classified as TDRs, net of government guarantees that were performing and $6.5 million in TDRs included in nonaccrual loans for a total of $7.3 million. See Note 3 of the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion of TDRs.

RESULTS OF OPERATIONS
Income Statement
    Net Income
    Net income for the second quarter of 2022 decreased $3.6 million to $4.8 million as compared to $8.3 million for the same period in 2021. The decrease in net income is mostly attributable to a $3.3 million decrease in net income in the Home Mortgage Lending segment, which is primarily due to lower production and a $239,000 decrease in net income in the Community Banking segment. The decrease in net income in the Community Banking segment in the three months ended June 30, 2022, as compared to the same period a year ago is primarily due to an increase in the provision for credit losses and other operating expenses which were only partially offset by increased net interest income.
Net income for the first half of 2022 decreased $8.5 million to $12.0 million as compared to $20.5 million for the same period in 2021. The decrease in net income is mostly attributable to a $7.3 million decrease in net income in the Home Mortgage Lending segment, which is primarily due to lower production and a $1.2 million decrease in net income in the Community Banking segment. The decrease in net income in the Community Banking segment in the six-month period ended June 30, 2022, as compared to the same period a year ago is primarily due to an increase in the provision for credit losses and other operating expenses. These decreases were only partially offset by a $2.8 million increase in net interest income and $2.0 million in life insurance proceeds received in connection with the death of the Company’s former Executive Vice President, General Counsel and Corporate Secretary who passed away on November 11, 2021.

    Net Interest Income/Net Interest Margin
    Net interest income for the second quarter of 2022 increased $3.0 million, or 16%, to $22.2 million as compared to $19.2 million for the second quarter of 2021. Net interest margin increased 19 basis points to 3.67% in the second quarter of 2022 as compared to 3.48% in the second quarter of 2021. Net interest income for the first half of 2022 increased $2.8 million, or 7%, to $41.5 million as compared to $38.7 million for the first half of 2021. Net interest margin decreased 26 basis points to 3.42% in the first half of 2022 as compared to 3.68% in the first half of 2021.
The increase in net interest income in the second quarter and first six-months of 2022 compared to the same periods in 2021 was primarily the result of increased interest on loans, investments, and interest bearing deposits in other banks and decreased interest expense which was only partially offset by a decrease in loan fee income due in large part to decreased recognition of the deferred PPP loan fees upon loan forgiveness through the SBA. During the three and six-month periods ending June 30, 2022, Northrim received $33.7 million and $90.6 million, respectively, in PPP loan forgiveness through the SBA, compared to $133.0 million and $238.0 million, respectively, in the same periods in 2021. Total net PPP fee income including accretion and full fee recognition upon loan forgiveness was $1.3 million and $2.6 million during the three-month periods ending June 30, 2022 and 2021, respectively, and $3.4 million and $5.9 million during the six-month periods ending June 30, 2022 and 2021, respectively. As of June 30, 2022, there was $1.1 million of net deferred fees remaining on PPP loans mostly from the second round of PPP loan originations.
The increase in net interest margin in the second quarter of 2022 as compared to the same period a year ago was primarily the result of higher yields on earning-assets which was only partially offset by a less favorable mix of earning assets due to significant increases in short-term investments, which is the lowest yielding type of earning asset for the Company. The decrease in the net interest margin in the first half of 2022 compared to the same period a year ago is primarily due to the less favorable mix of earning assets, which was only partially offset by higher yields. Changes in net interest margin in the three and six-month periods ended June 30, 2022 as compared to the same periods in the prior year are detailed below:

Three Months Ended June 30, 2022 vs. June 30, 2021
Nonaccrual interest adjustments	(0.04)%
Impact of SBA Paycheck Protection Program loans	0.11%
Interest rates and loan fees	0.35%
Volume and mix of interest-earning assets	(0.23)%
Change in net interest margin	0.19%

Six Months Ended June 30, 2022 vs. June 30, 2021
Nonaccrual interest adjustments	0.05%
Impact of SBA Paycheck Protection Program loans	0.09%
Interest rates and loan fees	0.07%
Volume and mix of interest-earning assets	(0.47)%
Change in net interest margin	(0.26)%

Components of Net Interest Margin
The following table compares average balances and rates as well as margins on earning assets for the three-month periods ended June 30, 2022 and 2021. Average yields or costs are not calculated on a tax-equivalent basis.

(Dollars in Thousands)	Three Months Ended June 30,
					Interest income/
	Average Balances		Change		expense		Change		Average Yields/Costs
	2022	2021	$	%	2022	2021	$	%	2022	2021	Change
Interest-bearing deposits in other banks[1]	$382,015	$208,067	$173,948	84%	$766	$61	$705	1,156%	0.80%	0.12%	0.68%
Taxable long-term investments[2]	588,741	353,404	235,337	67%	2,415	1,225	1,190	97%	1.65%	1.39%	0.26%
Non-taxable long-term investments[2]	812	856	(44)	(5)%	4	4	—	—%	1.98%	1.87%	0.11%
Loans held for sale	59,677	111,228	(51,551)	(46)%	620	763	(143)	(19)%	4.17%	2.75%	1.42%
Loans[3,4]	1,398,149	1,541,701	(143,552)	(9)%	19,187	18,200	987	5%	5.50%	4.74%	0.76%
Interest-earning assets[5]	2,429,394	2,215,256	214,138	10%	22,992	20,253	2,739	14%	3.80%	3.67%	0.13%
Nonearning assets	172,655	173,164	(509)	—%
Total	$2,602,049	$2,388,420	$213,629	9%

Interest-bearing demand	$669,848	$561,570	$108,278	19%	$167	$128	$39	30%	0.10%	0.09%	0.01%
Savings deposits	349,108	311,929	37,179	12%	118	126	(8)	(6)%	0.14%	0.16%	(0.02)%
Money market deposits	322,384	256,215	66,169	26%	103	112	(9)	(8)%	0.13%	0.18%	(0.05)%
Time deposits	172,617	186,315	(13,698)	(7)%	211	513	(302)	(59)%	0.49%	1.10%	(0.61)%
Total interest-bearing deposits	1,513,957	1,316,029	197,928	15%	599	879	(280)	(32)%	0.16%	0.27%	(0.11)%
Borrowings	24,675	25,032	(357)	(1)%	181	182	(1)	(1)%	2.94%	2.92%	0.02%
Total interest-bearing liabilities	1,538,632	1,341,061	197,571	15%	780	1,061	(281)	(26)%	0.20%	0.32%	(0.12)%
Non-interest bearing demand deposits	808,186	766,954	41,232	5%
Other liabilities	839,250	809,971	(11,953)	(28)%
Equity	224,167	237,388	(13,221)	(6)%
Total	$2,602,049	$2,388,420	$213,629	9%
Net interest income					$22,212	$19,192	$3,020	16%
Net interest margin									3.67%	3.48%	0.19%
Average loans to average interest-earning assets	57.55%	69.59%
Average loans to average total deposits	60.21%	74.01%
Average non-interest deposits to average total deposits	34.80%	36.82%
Average interest-earning assets to average interest-bearing liabilities	157.89%	165.19%

1Consists of interest bearing deposits in other banks and domestic CDs.
2Consists of investment securities available for sale, investment securities held to maturity, marketable equity securities, and investment in Federal Home Loan Bank stock. Taxable long-term investments consist of U.S. treasury and government sponsored entities, corporate bonds, collateral loan obligations, marketable equity securities, and Federal Home Loan Bank stock. Non-taxable long-term investments consist of municipal securities.
3Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $2.3 million and $3.4 million in the second quarter of 2022 and 2021, respectively.
4Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $8.8 million and $13.8 million in the second quarter of 2022 and 2021, respectively.
5The Company does not have any fed funds sold or securities purchased with agreements to resell to disclose as part of its total interest-earning assets in the periods presented.

    The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending June 30, 2022 and 2021. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates. The Company did not have any fed funds sold or securities purchased with agreements to resell for the three-month periods ending June 30, 2022 and 2021.

(In Thousands)	Three Months Ended June 30, 2022 vs. 2021
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Short-term investments	$91	$614	$705
Taxable long-term investments	1,039	151	1,190
Nontaxable long-term investments	—	—	—
Loans held for sale	(439)	296	(143)
Loans	(1,299)	2,286	987
Total interest income	($608)	$3,347	$2,739

Interest Expense:
Interest-bearing demand	$26	$13	$39
Savings deposits	14	(22)	(8)
Money market deposits	25	(34)	(9)
Time deposits	(41)	(261)	(302)
Interest-bearing deposits	24	(304)	(280)
Borrowings	(2)	1	(1)
Total interest expense	$22	($303)	($281)

The following table compares average balances and rates as well as margins on earning assets for the six-month periods ended June 30, 2022 and 2021. Average yields or costs are not calculated on a tax-equivalent basis.

(Dollars in Thousands)	Six Months Ended June 30,
					Interest income/
	Average Balances		Change		expense		Change		Average Yields/Costs
	2022	2021	$	%	2022	2021	$	%	2022	2021	Change
Interest-bearing deposits in other banks[1]	$459,843	$164,712	$295,131	179%	$1,008	$99	$909	918%	0.44%	0.12%	0.32%
Taxable long-term investments[2]	56,173	112,897	(56,724)	(50)%	1,025	1,545	(520)	(34)%	3.68%	2.76%	0.92%
Non-taxable long-term investments[2]	539,741	325,815	213,926	66%	3,958	2,354	1,604	68%	1.48%	1.46%	0.02%
Loans held for sale	822	856	(34)	(4)%	9	9	—	—%	2.21%	2.12%	0.09%
Loans[3,4]	1,389,050	1,517,438	(128,388)	(8)%	37,050	36,842	208	1%	5.38%	4.90%	0.48%
Interest-earning assets[5]	2,445,629	2,121,718	323,911	15%	43,050	40,849	2,201	5%	3.55%	3.88%	(0.33)%
Nonearning assets	164,611	171,870	(7,259)	(4)%
Total	$2,610,240	$2,293,588	$316,652	14%

Interest-bearing demand	$672,694	$516,228	$156,466	30%	$282	$246	$36	15%	0.08%	0.10%	(0.02)%
Savings deposits	350,823	314,709	36,114	11%	246	255	(9)	(4)%	0.14%	0.16%	(0.02)%
Money market deposits	321,580	251,140	70,440	28%	205	225	(20)	(9)%	0.13%	0.18%	(0.05)%
Time deposits	174,898	179,778	(4,880)	(3)%	441	1,102	(661)	(60)%	0.51%	1.24%	(0.73)%
Total interest-bearing deposits	1,519,995	1,261,855	258,140	20%	1,174	1,828	(654)	(36)%	0.16%	0.29%	(0.13)%
Borrowings	24,726	25,066	(340)	(1)%	360	336	24	7%	2.94%	2.70%	0.24%
Total interest-bearing liabilities	1,544,721	1,286,921	257,800	20%	1,534	2,164	(630)	(29)%	0.20%	0.34%	(0.14)%
Non-interest bearing demand deposits	801,481	727,589	73,892	10%
Other liabilities	33,436	44,959	(11,523)	(26)%
Equity	230,602	234,119	(3,517)	(2)%
Total	$2,610,240	$2,293,588	$316,652	14%
Net interest income					$41,516	$38,685	$2,831	7%
Net interest margin									3.42%	3.68%	(0.26)%
Average loans to average interest-earning assets	56.80%	71.52%
Average loans to average total deposits	59.83%	76.27%
Average non-interest deposits to average total deposits	34.52%	36.57%
Average interest-earning assets to average interest-bearing liabilities	158.32%	164.87%
1Consists of interest bearing deposits in other banks and domestic CDs.
2Consists of investment securities available for sale, investment securities held to maturity, marketable equity securities, and investment in Federal Home Loan Bank stock. Taxable long-term investments consist of U.S. treasury and government sponsored entities, corporate bonds, collateral loan obligations, marketable equity securities, and Federal Home Loan Bank stock. Non-taxable long-term investments consist of municipal securities.
3Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $5.3 million and $16.2 million in the first six months of 2022 and 2021, respectively.
4Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $9.9 million and $12.2 million in the first six months of 2022 and 2021, respectively.
5The Company does not have any fed funds sold or securities purchased with agreements to resell to disclose as part of its total interest-earning assets in the periods presented.

    The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the six-month periods ending June 30, 2022 and 2021. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates. The Company did not have any fed funds sold or securities purchased with agreements to resell for the six-month periods ending June 30, 2022 and 2021.

(In Thousands)	Six Months Ended June 30, 2022 vs. 2021
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Short-term investments	$367	$542	$909
Taxable long-term investments	1,354	250	1,604
Nontaxable long-term investments	—	—	—
Loans held for sale	(1,549)	1,029	(520)
Loans	(6,666)	6,874	208
Total interest income	($6,494)	$8,695	$2,201

Interest Expense:
Interest-bearing demand	$68	($32)	$36
Savings deposits	27	(36)	(9)
Money market deposits	54	(74)	(20)
Time deposits	(31)	(630)	(661)
Interest-bearing deposits	118	(772)	(654)
Borrowings	(5)	29	24
Total interest expense	$113	($743)	($630)

    Provision for Credit Losses
The provision for credit loss expense is the amount of expense that, based on our judgment, is required to maintain the Allowance for Credit Losses ("ACL") at an appropriate level under the Current Expected Credit Losses ("CECL") model. The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. The following table presents the major categories of credit loss expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Credit loss expense on loans held for investment	$273	($161)	$106	($2,066)
Credit loss expense on unfunded commitments	190	(266)	207	151
Credit loss expense on available for sale debt securities	—	—	—	—
Credit loss expense on held to maturity securities	—	—	—	—
Credit loss expense on purchased receivables	—	—	—	—
Total credit loss (benefit) expense	$463	($427)	$313	($1,915)
The increase in the provision for credit losses on loans for the three and six-month periods ending June 30, 2022 as compared to the same periods in 2021 is primarily the result of increased unguaranteed loan balances in the three and six-month periods ending June 30, 2022 as compared to the same periods in 2021 that were only partially offset by a decrease in the estimated loss rates due to lower forecasted unemployment rates. During the same periods in 2021, decreases in estimated loss rates were higher than the decreases in 2022 due to larger decreases in the forecasted unemployment rates. The ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, as well as loan portfolio composition, quality, and duration.

    Other Operating Income
    Other operating income for the three-month period ended June 30, 2022, decreased $6.3 million, or 45%, to $7.8 million as compared to $14.1 million for the same period in 2021, primarily due to a $5.5 million decrease in mortgage banking income in the second quarter of 2022 compared to the same quarter in 2021. The decrease in mortgage banking income in the three-month period ended June 30, 2022 as compared to the same period in 2021 was primarily due to decreased production volume due to decreased refinance activity resulting from increases in the mortgage interest rates. Additionally, there was a $988.0 thousand increase in unrealized loss on marketable securities. These decreases were only partially offset by small increases in bankcard fees and service charges on deposit accounts due to an increase in customers.

Other operating income for the six-month period ended June 30, 2022, decreased $11.4 million, or 38%, to $18.6 million as compared to $30.0 million for the same period in 2021, primarily due to a $12.1 million decrease in mortgage banking income in the first half of 2022 compared to the same period in 2021 for the same reason outlined above. Additionally, there was a $1.3 million increase in unrealized loss on marketable securities. These decreases were only partially offset by $2.0 million in life insurance proceeds received in connection with the death of the Company’s former Executive Vice President, General Counsel and Corporate Secretary who passed away on November 11, 2021, as well as small increases in bankcard fees and service charges on deposit accounts due to an increase in customers.
Other Operating Expense
    Other operating expense for the second quarter of 2022 increased $902,000, or 4%, to $23.2 million as compared to $22.3 million for the same period in 2021 primarily due to higher salaries and other personnel expense related to the community banking segment that was only partially offset by a decrease in salaries and other personnel expense related to mortgage banking operations, which fluctuate with production volumes. Additionally, insurance expense increased in the second quarter of 2022 as compared to the second quarter of 2021 due to higher FDIC insurance premiums primarily due to growth in the Company's balance sheet.
Other operating expense for the first half of 2022 increased $676,000, or 2%, to $44.3 million as compared to $43.7 million for the same period in 2021 primarily due to higher insurance expense due to higher FDIC insurance premiums primarily due to growth in the Company's balance sheet. Additionally, marketing expense and professional fees increased in the first half of 2022 as compared to 2021 due to timing differences of advertising and sponsorships and increased investment management fees attributable to the growth in our investment portfolio.
Income Taxes
    For the second quarter and first half of 2022, Northrim recorded a lower effective tax rate as compared to the same periods in 2021 as a result of an increase in tax credits and tax exempt interest income as a percentage of pre-tax income in 2022. In the second quarter of 2022, Northrim recorded $1.5 million in state and federal income tax expense, for an effective tax rate of 24.11% compared to $3.1 million and 26.89% for the same period in 2021. For the first half of 2022, Northrim recorded $3.5 million in state and federal income tax expense, for an effective tax rate of 22.42% compared to $6.4 million in state and federal income tax expense, for an effective tax rate of 23.88% for the same period in 2021.

FINANCIAL CONDITION
    Balance Sheet Overview
Portfolio Investments
Portfolio investments, which include investment securities available for sale, investment securities held to maturity, and marketable equity securities, at June 30, 2022 increased 43%, or $195.8 million, to $650.9 million from $455.1 million at December 31, 2021 as proceeds from an increase in deposits that were not lent out were invested in the first six months of 2022.

The table below details portfolio investment balances by portfolio investment type:

	June 30, 2022		December 31, 2021
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
	Balance	% of total	Balance	% of total
U.S. Treasury and government sponsored entities	$521,338	80.1%	$341,480	75.0%
Municipal securities	807	0.1%	840	0.2%
Corporate bonds	61,753	9.5%	52,946	11.6%
Collateralized loan obligations	57,878	8.9%	51,418	11.3%
Preferred stock	9,122	1.4%	8,420	1.9%
Total portfolio investments	$650,898		$455,104

Loans and Lending Activities
The following table presents the concentration distribution of the loan portfolio, net of deferred fees and costs, as of the dates indicated:

	June 30, 2022		December 31, 2021
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial & industrial loans	$394,841	28.1%	$448,338	31.7%
Commercial real estate:
Owner occupied properties	313,174	22.3%	300,200	21.2%
Non-owner occupied and multifamily properties	446,592	31.7%	435,311	30.8%
Residential real estate:
1-4 family residential properties secured by first liens	37,298	2.7%	32,542	2.3%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	21,953	1.6%	19,610	1.4%
1-4 family residential construction loans	43,915	3.1%	36,222	2.6%
Other construction, land development and raw land loans	87,163	6.2%	88,094	6.2%
Obligations of states and political subdivisions in the US	24,005	1.7%	16,403	1.2%
Agricultural production, including commercial fishing	29,482	2.1%	27,959	2.0%
Consumer loans	4,092	0.3%	4,801	0.3%
Other loans	3,194	0.2%	4,406	0.3%
Total loans	$1,405,709		$1,413,886
Loans decreased by $8.2 million, or 1%, to $1.406 billion at June 30, 2022 from $1.414 billion at December 31, 2021, primarily as a result of decreased SBA PPP loans. Loans excluding PPP loans increased $78.2 million, or 6% to $1.374 billion at June 30, 2022 from $1.296 billion at December 31, 2021. Management believes that the significant outreach that the Company has done throughout the SBA PPP lending cycle to both existing customers and new PPP loan customers has contributed to growth in our market share for non-PPP lending relationships. PPP loans are included in commercial and industrial loans in the table above and totaled $31.9 million at June 30, 2022 and $118.2 million at December 31, 2021.

Information about loan concentrations

The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $59.2 million, or approximately 4% of loans as of June 30, 2022 have direct exposure to the oil and gas industry as compared to $63.6 million, or approximately 5% of loans as of December 31, 2021. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $68.1 million and $66.4 million at June 30, 2022 and December 31, 2021, respectively. The portion of the Company's

ACL that related to the loans with direct exposure to the oil and gas industry was estimated at $466,000 as of June 30, 2022 and $684,000 as of December 31, 2021.

    The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	June 30, 2022	December 31, 2021
Commercial & industrial loans	$41,370	$45,338
Commercial real estate:
Owner occupied properties	10,066	10,244
Non-owner occupied and multifamily properties	6,296	6,564
Other loans	1,465	1,495
Total	$59,197	$63,641

The Company monitors other concentrations within the loan portfolio depending on trends in the current and future estimated economic conditions. At June 30, 2022, the Company had $121.3 million, or 9% of portfolio loans, in the Healthcare sector, $96.6 million, or 7% of portfolio loans, in the Tourism sector, $63.1 million, or 4% of portfolio loans, in the Retail sector, $59.9 million, or 4% of portfolio loans, in the Accommodations sector, $58.5 million, or 4% of portfolio loans, in the Fishing sector, $51.1 million, or 4% in the Restaurant sector, and $50.0 million, or 4% of portfolio loans, in the Aviation (non-tourism) sector.
The portion of the Company's ACL that related to the loans with exposure to these industries is estimated at the following amounts as of June 30, 2022:

(In Thousands)	Tourism	Aviation (non-tourism)	Healthcare	Retail	Fishing	Restaurant	Accommodations	Total
ACL	$683	$325	$945	$529	$365	$406	$459	$3,712

The following table sets forth information regarding changes in the ACL for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Balance at beginning of period	$11,310	$14,764	$11,739	$21,136
Cumulative effect of adoption of ASU 2016-13	—	—	—	(4,511)
Charge-offs:
Commercial & industrial loans	(166)	(110)	(461)	(273)
Total charge-offs	(166)	(110)	(461)	(273)
Recoveries:
Commercial & industrial loans	103	27	116	212
Commercial real estate:
Owner occupied properties	—	2	—	4
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	9	10	21	20
Agricultural production, including commercial fishing	7	7	15	15
Consumer loans	1	—	1	2
Total recoveries	120	46	153	253
Net, charge-offs	(46)	(64)	(308)	(20)
(Benefit) provision for credit losses	273	(161)	106	(2,066)
Balance at end of period	$11,537	$14,539	$11,537	$14,539
    The following table sets forth information regarding changes in the ACL for unfunded commitments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Balance at beginning of period	$1,113	$1,833	$1,096	$187
Cumulative effect of adoption of ASU 2016-13	—	—	—	1,229
Adjusted balance, beginning of period	1,113	1,833	1,096	1,416
(Benefit) provision for credit losses	190	(266)	207	151
Balance at end of period	$1,303	$1,567	$1,303	$1,567
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

Deposits
Deposits are the Company’s primary source of funds. Total deposits decreased $86.2 million, or 4%, to $2.335 billion as of June 30, 2022 compared to $2.422 billion as of December 31, 2021, primarily due to the drawdown of a large temporary deposit in the first quarter of 2022. The following table summarizes the Company's composition of deposits as of the periods indicated:

	June 30, 2022		December 31, 2021
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$830,156	35%	$887,824	37%
Interest-bearing demand	666,283	29%	692,683	29%
Savings deposits	349,208	15%	348,164	14%
Money market deposits	319,843	14%	314,996	13%
Time deposits	169,900	7%	177,964	7%
Total deposits	$2,335,390		$2,421,631
The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 93% of total deposits at June 30, 2022 and 93% of total deposits at December 31, 2021.
    The only deposit category with stated maturity dates is certificates of deposit. At June 30, 2022, the Company had $169.9 million in certificates of deposit as compared to certificates of deposit of $178.0 million at December 31, 2021. At June 30, 2022, $133.1 million, or 78%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $118.5 million, or 67%, of total certificates of deposit at December 31, 2021. The aggregate amount of certificates of deposit in amounts of $250,000 and greater at June 30, 2022 and December 31, 2021, was $73.3 million and $77.1 million, respectively. The following table sets forth the amount outstanding of deposits in amounts of $250,000 and greater by time remaining until maturity and percentage of total deposits as of June 30, 2022:

	Time Certificates of Deposit
	of $250,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$11,681	16%
Over 3 through 6 months	14,653	20%
Over 6 through 12 months	29,479	40%
Over 12 months	17,457	24%
Total	$73,270	100%

Borrowings
    FHLB: The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Bank’s assets. At June 30, 2022, our maximum borrowing line from the FHLB was $1.169 billion, approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. The Company has outstanding advances of $14.3 million as of June 30, 2022 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. These advances have original terms of either 18 or 20 years with 30 year amortization periods and fixed interest rates ranging from 1.23% to 3.25%.

    Federal Reserve Bank: The Federal Reserve Bank of San Francisco (the "Federal Reserve Bank") is holding $50.5 million of loans as collateral to secure advances made through the discount window on June 30, 2022. There were no discount window advances outstanding at either June 30, 2022 or December 31, 2021.

    Other Short-term Borrowings: The Company is subject to provisions under Alaska state law, which generally limit the amount of outstanding debt to 35% of total assets or $909.4 million at June 30, 2022 and $948.0 million at December 31, 2021.

    At June 30, 2022 and December 31, 2021, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
    Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advances noted above as of June 30, 2022 or December 31, 2021.

Liquidity and Capital Resources
    The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company. Given that the Bank currently meets and the Bank anticipates that it will continue to meet, all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards, the Company expects to continue to receive dividends from the Bank during the remainder of 2022. Other available sources of liquidity for the bank holding company include the issuance of debt and the issuance of common or preferred stock. As of June 30, 2022, the Company has 10.0 million authorized shares of common stock, of which 5.7 million are issued and outstanding, leaving 4.3 million shares available for issuance. Additionally, the Company has 2.5 million authorized shares of preferred stock available for issuance.
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
The Company had cash and cash equivalents of $336.9 million, or 13% of total assets at June 30, 2022 compared to $645.8 million, or 24% of total assets as of December 31, 2021. The decrease in cash and cash equivalents is primarily due to an increase in available for sale securities and a decrease in deposits, but is still elevated as compared to historical norms. The Company had other comprehensive losses, net of tax, of $4.9 million and $15.9 million for the three and six-month periods ending June 30, 2022 primarily due to unrealized holding losses on available for sale securities due to increases in interest rates. Management does not believe that liquidation of these securities, which would result in realized losses, will occur prior to maturity of these securities. Furthermore, management expects that the Company's elevated level of liquidity will continue through 2022 and potentially into subsequent years. Accordingly, management has invested in slightly longer term investment securities as compared to the last several years. As of June 30, 2022, the weighted average maturity of available for sale securities is 3.6 years compared to 4.1 years at December 31, 2021 and 2.6 years at December 31, 2020. At June 30, 2022, no available for sale securities mature within one year, $137.0 million mature within one to two years, and $178.4 million mature within two to three years. Our total unfunded commitments to fund loans and letters of credit at June 30, 2022 were $415.8 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. At June 30, 2022, certificates of deposit totaling $133.1 million are scheduled to mature over the next 12 months and may be withdrawn from the Bank. Similar to loans, we do not expect that these maturing certificates of deposit, or other non-maturity deposits, to be withdrawn from the Bank in a manner that will strain liquidity; however, unforeseen future circumstances or events may cause higher than anticipated withdrawal of deposits or draws of unfunded commitments to fund new loans. Management believes that cash requirements to fund future non-deposit liabilities, including operating lease liabilities, other liabilities, or borrowings as of June 30, 2022, are not material to the Company's liquidity position as of June 30, 2022.
The Company has other available sources of liquidity to fund unforeseen liquidity needs. These include borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At June 30, 2022, our liquid assets were $578.8 million and our funds available for borrowing under our existing lines of credit were $1.224 billion. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient in the foreseeable future.

As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 "Financial Statements" of this report, net cash provided by operating activities was $15.3 million for the first six months of 2022, primarily due to cash provided by proceeds from the sale of loans held for sale, which were only partially offset by cash used in connection with the origination of loans held for sale. Net cash used by investing activities was $218.8 million for the same period, primarily due to purchases of available for sale and held to maturity securities as well as an increase in purchased receivables. This use of cash was only partially offset by a decrease in loans, mostly attributable to SBA PPP forgiveness. Net cash used by financing activities in the same period was $105.4 million, primarily due to a decrease in deposits.
Throughout our history, the Company has periodically repurchased for cash a portion of its shares of common stock in the open market. The Company repurchased 333,724 shares of its common stock under the Company's previously announced repurchase programs in the first six months of 2022. At June 30, 2022, there are no shares remaining of the shares previously authorized for repurchase. The Company may elect to continue to repurchase our stock from time-to-time depending upon market conditions, but we can make no assurances that we will continue this program or that we will authorize additional shares for repurchase.
Capital Requirements and Ratios
    We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of June 30, 2022, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

    The table below illustrates the capital requirements in effect for the periods noted for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain capital ratios for the Bank in 2022, exceeding the FDIC’s requirements for the “well-capitalized” classification. The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering completed in the fourth quarter of 2005 is included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $10 million more in regulatory capital than the Bank at both June 30, 2022 and December 31, 2021, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

June 30, 2022
Total risk-based capital	8.00%	10.00%	13.45%	11.46%
Tier 1 risk-based capital	6.00%	8.00%	12.74%	10.74%
Common equity tier 1 capital	4.50%	6.50%	12.20%	10.76%
Leverage ratio	4.00%	5.00%	8.84%	7.44%

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
Allowance for Credit Losses Policy: For loan pools that utilize the discounted cash flow ("DCF") method, the Company utilizes complex models to obtain reasonable and supportable forecasts to calculate two predictive metrics, the probability of default ("PD") and loss given default. The PD measures the probability that a loan will default within a given time horizon and is an assumption derived from regression models which determine the relationship between historical defaults and certain economic variables. As of December 31, 2021, management utilized and forecasted Alaska unemployment as a loss driver for all of the loan pools that utilized the DCF method. Management also utilized and forecasted either one-year percentage change in the Alaska home price index or the one-year percentage change in the national commercial real estate price index as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlated to expected future losses. Additionally, the Company's regression models for PD as of December 31, 2021 utilized the Company's actual historical loan level default data.
As of January 1, 2022, management utilizes and forecasts U.S. unemployment as the sole loss driver for all of the loan pools that utilize the DCF method. The Company's regression models for PD as of January 1, 2022 utilize peer historical loan level default data. Peers for this purpose include banks in the United States with total assets between $1 billion and $5 billion whose loan portfolios share certain characteristics with the Company's loan portfolio. Peers differ by loan segment; a bank is included in the peer group for each loan segment under the following circumstances:
•The percentage the balance of the loan segment compared to total loans over a five year look back period is within 1.5 standard deviations of the Company's data, and
•The percentage of total charge offs for the loan segment over a five year look back period is within 1 standard deviation of the Company's data; and
•The percentage of total charge offs for the loan segment during the recessionary period from the fourth quarter of 2008 to the fourth quarter of 2012 is within 1 standard deviation of the Company's data.
No other changes have been made to the Company's Allowance for Credit Losses Policy since December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Our assessment of market risk as of June 30, 2022 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of June 30, 2022, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Part I. Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as updated by the Company's periodic filings with the SEC. These risk factors have not changed materially as of June 30, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) The Company repurchased 200,619 shares of its common stock during the three-month period ending June 30, 2022.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Shares (or Unit)	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Plans or Programs	Maximum Number (1) (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
Month No. 1
April 1, 2022 - April 30, 2022	57,333	$42.30	57,333	143,286
Month No. 2
May 1, 2022 - May 31, 2022	77,219	$40.23	77,219	66,067
Month No. 3
June 1, 2022 - June 30, 2022	66,067	$40.89	66,067	0
Total	200,619	$41.04	200,619	0
    (1) In August 2004, the Company publicly announced its board of director's (the "Board") authorization to increase the stock in its repurchase program (the "Plan") by an additional 304,283, or 5%, of total shares outstanding. As a result, the total shares available under the Plan at that time increased to 385,855 shares. On June 8, 2007, the Company publicly announced the Board’s authorization to increase the stock in its repurchase program by an additional 305,029 shares, or 5% of total shares outstanding, bringing the total shares available and authorized for repurchase under the Plan at that time to 342,242 shares. In 2007, the Company repurchased shares, bringing the total shares available and authorized for repurchase under the Plan to 227,242 shares. In the third quarter of 2017, the Company repurchased 58,341 shares, bringing the total shares available and authorized for repurchase under the Plan to 168,901. In the fourth quarter of 2018, the Company repurchased 15,468 shares, bringing the total shares available and authorized for repurchase under the Plan to 153,433. In the first quarter of 2019, the Company repurchased 6,110 shares, bringing the total shares available and authorized for repurchase under the Plan to 147,323 as of March 31, 2019. In April 2019, the Company publicly announced its Board's authorization to increase the stock in the Plan by an additional 193,678, or approximately 3%, of total shares outstanding. As a result, the total shares available under the Plan at that time increased to 340,000 shares, or 5% of total shares outstanding. In the second quarter of 2019, the Company repurchased 149,373 shares, bringing the total shares available and authorized for repurchase under the Plan to 192,193 as of June 30, 2019. In the third quarter of 2019, the Company repurchased 192,193 shares, bringing the total shares available and authorized for repurchase under the Plan to zero as of September 30, 2019. On January 27, 2020, the Board authorized the repurchase of up to an additional 327,000 shares of its common stock. In the first quarter of 2020, the Company repurchased 192,709 shares, bringing the total number of shares available and authorized for repurchase under the Plan to 134,291. As of March 31, 2020, the Company had suspended all stock repurchasing activity. The Company resumed its stock repurchase program on August 28, 2020. In the third quarter of 2020, the Company repurchased 88,742 shares, bringing the total number of shares available and authorized for repurchase under the Plan to 45,549. In the fourth quarter of 2020, the Company repurchased 45,549 shares, bringing the total shares available and authorized for repurchase to zero as of December 31, 2020. On February 1, 2021, the Company publicly announced its Board's authorization to repurchase up to an additional 313,000 shares of its common stock. In the first quarter of 2021, the Company repurchased 61,399 shares, bringing the total shares available and authorized for repurchase under the Plan to 251,601. In the third quarter of 2021, the Company repurchased 29,613 shares, bringing the total shares available and authorized for repurchase under the Plan to 221,988. In the fourth quarter of 2021, the Company repurchased 188,264 shares, bringing the total shares available and authorized for repurchase under the Plan to 33,724. On January 28, 2022, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 300,000 shares of common stock. In the first quarter of 2022, the Company repurchased 133,105 shares, bringing the total shares remaining available and authorized for repurchase under the Plan to 200,619. In the second quarter of 2022, the Company repurchased 200,619 shares, bringing the total shares available and authorized for repurchase to zero as of June 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
    Not applicable.

ITEM 5. OTHER INFORMATION
(a) Not applicable
(b) There have been no material changes to the procedures by which shareholders may nominate directors to the Company’s board of directors.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page for the Company's Quarterly Report on 10-Q for the quarter ended June 30, 2022 - formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NORTHRIM BANCORP, INC.

August 5, 2022	By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President, Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

August 5, 2022	By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)