Form 10-Q
period 2022-09-30
NORTHRIM BANCORP INC
filed 2022-11-04
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☐ Yes  ☒ No

The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at November 4, 2022 was 5,684,849.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the consolidated financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2022	December 31, 2021
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$20,334	$20,805
Interest bearing deposits in other banks	386,587	625,022
Investment securities available for sale, at fair value	651,921	426,684
Marketable equity securities	11,149	8,420
Investment securities held to maturity, at amortized cost	36,750	20,000
Investment in Federal Home Loan Bank stock	3,820	3,107
Loans held for sale	49,356	73,650
Loans	1,407,266	1,413,886
Allowance for credit losses, loans	(11,982)	(11,739)
Net loans	1,395,284	1,402,147
Purchased receivables, net	4,785	6,987
Mortgage servicing rights, at fair value	17,709	13,724
Other real estate owned, net	5,638	5,638
Premises and equipment, net	36,931	37,164
Operating lease right-of-use assets	10,434	11,001
Goodwill	15,017	15,017
Other intangible assets, net	973	992
Other assets	70,826	54,361
Total assets	$2,717,514	$2,724,719
LIABILITIES
Deposits:
Demand	$861,378	$887,824
Interest-bearing demand	757,422	692,683
Savings	344,975	348,164
Money market	309,690	314,996
Certificates of deposit less than $250,000	100,022	100,851
Certificates of deposit $250,000 and greater	65,848	77,113
Total deposits	2,439,335	2,421,631
Borrowings	14,199	14,508
Junior subordinated debentures	10,310	10,310
Operating lease liabilities	10,430	10,965
Other liabilities	32,541	29,488
Total liabilities	2,506,815	2,486,902
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 5,681,089 and 6,014,813 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	5,681	6,015
Additional paid-in capital	17,907	31,162
Retained earnings	218,499	204,046
Accumulated other comprehensive loss, net of tax	(31,388)	(3,406)
Total shareholders' equity	210,699	237,817
Total liabilities and shareholders' equity	$2,717,514	$2,724,719
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Per Share Data)	2022	2021	2022	2021
Interest and Dividend Income
Interest and fees on loans and loans held for sale	$22,130	$19,900	$60,205	$58,287
Interest on investment securities available for sale	2,922	828	5,983	2,421
Dividends on marketable equity securities	161	115	386	328
Interest on investment securities held to maturity	413	262	1,038	773
Dividends on Federal Home Loan Bank stock	34	28	90	74
Interest on deposits in other banks	1,899	149	2,907	248
Total Interest and Dividend Income	27,559	21,282	70,609	62,131
Interest Expense
Interest expense on deposits	1,064	667	2,238	2,495
Interest expense on borrowings	88	89	260	237
Interest expense on junior subordinated debentures	96	94	284	282
Total Interest Expense	1,248	850	2,782	3,014
Net Interest Income	26,311	20,432	67,827	59,117
Benefit for credit losses	(353)	(1,106)	(40)	(3,021)
Net Interest Income After Benefit for Credit Losses	26,664	21,538	67,867	62,138
Other Operating Income
Mortgage banking income	5,734	9,893	18,616	34,875
Bankcard fees	992	878	2,723	2,497
Purchased receivable income	561	530	1,529	1,637
Service charges on deposit accounts	432	345	1,208	943
Unrealized (loss) gain on marketable equity securities	33	(67)	(1,199)	27
Gain on sale of marketable equity securities, net	—	36	—	67
Keyman life insurance proceeds	—	—	2,002	—
Other income	920	1,043	2,423	2,640
Total Other Operating Income	8,672	12,658	27,302	42,686
Other Operating Expense
Salaries and other personnel expense	14,510	15,756	44,017	45,401
Data processing expense	2,315	2,198	6,618	6,439
Occupancy expense	1,710	1,707	5,184	5,236
Professional and outside services	894	703	2,324	1,969
Insurance expense	545	322	1,627	965
Marketing expense	524	533	1,763	1,609
OREO expense, net rental income and gains on sale	109	(378)	116	(367)
Intangible asset amortization expense	7	9	19	27
Other operating expense	1,672	1,684	4,957	4,918
Total Other Operating Expense	22,286	22,534	66,625	66,197
Income Before Provision for Income Taxes	13,050	11,662	28,544	38,627
Provision for income taxes	2,925	2,785	6,398	9,224
Net Income	$10,125	$8,877	$22,146	$29,403
Earnings Per Share, Basic	$1.77	$1.43	$3.82	$4.73
Earnings Per Share, Diluted	$1.76	$1.42	$3.79	$4.69
Weighted Average Shares Outstanding, Basic	5,681,089	6,196,260	5,790,000	6,207,681
Weighted Average Shares Outstanding, Diluted	5,740,494	6,265,602	5,848,625	6,274,634
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Net income	$10,125	$8,877	$22,146	$29,403
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized holding (losses) arising during the period	($17,518)	($533)	($41,535)	($2,141)
Derivatives and hedging activities:
Unrealized holding (losses) gains arising during the period	684	162	2,438	835
Income tax benefit related to unrealized gains and losses	4,786	106	11,115	372
Other comprehensive (loss), net of tax	(12,048)	(265)	(27,982)	(934)
Comprehensive (loss) income	($1,923)	$8,612	($5,836)	$28,469

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
 See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of Tax	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2022	6,015	$6,015	$31,162	$204,046	($3,406)	$237,817
Cash dividend on common stock ($0.41 per share)	—	—	—	(2,471)	—	(2,471)
Stock-based compensation expense	—	—	187	—	—	187
Repurchase of common stock	(133)	(133)	(5,790)	—	—	(5,923)
Other comprehensive loss, net of tax	—	—	—	—	(11,004)	(11,004)
Net income	—	—	—	7,226	—	7,226
Balance as of March 31, 2022	5,882	$5,882	$25,559	$208,801	($14,410)	$225,832
Cash dividend on common stock ($0.41 per share)	—	—	—	(2,364)	—	(2,364)
Stock-based compensation expense	—	—	190	—	—	190
Repurchase of common stock	(201)	(201)	(8,033)	—	—	(8,234)
Other comprehensive loss, net of tax	—	—	—	—	(4,930)	(4,930)
Net income	—	—	—	4,795	—	4,795
Balance as of June 30, 2022	5,681	$5,681	$17,716	$211,232	($19,340)	$215,289
Cash dividend on common stock ($0.50 per share)	—	—	—	(2,858)	—	(2,858)
Stock-based compensation expense	—	—	191	—	—	191
Other comprehensive loss, net of tax	—	—	—	—	(12,048)	(12,048)
Net income	—	—	—	10,125	—	10,125
Balance as of September 30, 2022	5,681	$5,681	$17,907	$218,499	($31,388)	$210,699
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In Thousands)	2022	2021
Operating Activities:
Net income	$22,146	$29,403
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Gain on sale of securities, net	—	(67)
Depreciation and amortization of premises and equipment	2,361	2,473
Amortization of software	881	868
Intangible asset amortization	19	27
Amortization of investment security premium, net of discount accretion	496	367
Unrealized loss (gain) on marketable equity securities	1,199	(27)
Deferred tax (benefit) expense	—	958
Stock-based compensation	568	741
Deferred loan fees and amortization, net of costs	(3,570)	3,128
Benefit for credit losses	(40)	(3,021)
Additions to home mortgage servicing rights carried at fair value	(3,378)	(4,896)
Change in fair value of home mortgage servicing rights carried at fair value	(607)	3,034
Change in fair value of commercial servicing rights carried at fair value	123	134
Gain on sale of loans	(12,306)	(29,222)
Proceeds from the sale of loans held for sale	539,984	939,618
Origination of loans held for sale	(503,384)	(870,442)
Gain on sale of other real estate owned	—	(577)
Proceeds from keyman life insurance	(2,002)	—
Net changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(1,649)	433
Decrease in other assets	5,123	5,504
(Decrease) in other liabilities	(5,123)	(4,515)
Net Cash Provided by Operating Activities	40,841	73,921
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(274,263)	(259,016)
Purchases of marketable equity securities	(3,933)	(493)
Purchases of FHLB stock	(728)	(571)
Purchases of investment securities held to maturity	(16,750)	(10,000)
Proceeds from sales/calls/maturities of securities available for sale	7,000	125,092
Proceeds from sales of marketable equity securities	—	1,017
Proceeds from redemption of FHLB stock	15	12
(Increase) decrease in purchased receivables, net	2,202	(6,196)
Decrease (increase) in loans, net	11,230	(9,990)
Proceeds from sale of other real estate owned	—	2,228
Proceeds from keyman life insurance	2,002	—
Purchases of software	(14)	(76)
Purchases of premises and equipment	(2,128)	(1,981)
Net Cash (Used) by Investing Activities	(275,367)	(159,974)
Financing Activities:
Increase in deposits	17,704	471,560
(Decrease) in borrowings	(309)	(212)
Repurchase of common stock	(14,157)	(3,416)
Proceeds from the issuance of common stock	—	1,381
Cash dividends paid	(7,618)	(6,946)
Net Cash (Used) Provided by Financing Activities	(4,380)	462,367
Net Change in Cash and Cash Equivalents	(238,906)	376,314

Cash and Cash Equivalents at Beginning of Period	645,827	115,965
Cash and Cash Equivalents at End of Period	$406,921	$492,279
Supplemental Information:
Income taxes paid	$640	$4,577
Interest paid	$2,678	$2,950
Transfer of loans to other real estate owned	$—	$274
Loans made to facilitate sales of other real estate owned	$—	$1,012
Non-cash lease liability arising from obtaining right of use assets	$—	$79
Cash dividends declared but not paid	$75	$71
Cumulative effect adjustment to retained earnings	$—	$2,400

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements and corresponding footnotes have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end Consolidated Balance Sheet data was derived from the Company's audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company owns a 100% interest in Residential Mortgage Holding Company, LLC, the parent company of Residential Mortgage, LLC (collectively "RML") and consolidates their balance sheets and income statement into its financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company determined that it operates in two primary operating segments: Community Banking and Home Mortgage Lending. The Company has evaluated subsequent events and transactions for potential recognition or disclosure. Operating results for the interim period ended September 30, 2022 are not necessarily indicative of the results anticipated for the year ending December 31, 2022. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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

LIBOR is a widely-referenced benchmark rate, which is published in five currencies and a range of tenors, and seeks to estimate the cost at which banks can borrow on an unsecured basis from other banks. The administrator of LIBOR, ICE Benchmark Administration, ceased the publication of one-week and two-month LIBOR, as well as all non-US Dollar LIBOR tenors as of January 1, 2022. 1-month, 3-month, 6-month, and 12-month US Dollar LIBOR will continue to be published through and will remain available for use in legacy contracts or as otherwise enumerated by financial regulators until June 30, 2023. The Company has some assets and liabilities referenced to 1-month, 3-month, and 12-month US Dollar LIBOR, such as commercial loans, derivatives, debt securities, and junior subordinated debentures. As of September 30, 2022, we had approximately $159.9 million of assets, including $83.8 million in commercial loans and $76.1 million in debt securities, and $10.0 million of liabilities in the form of our junior subordinated debentures linked to USD LIBOR. These amounts exclude derivative assets and liabilities on our consolidated balance sheet. As of September 30, 2022, the notional amount of our USD LIBOR-linked interest rate derivative contracts was $148.4 million. Of this amount, $69.2 million in notional value represent commercial loan interest rate swap agreements with commercial banking customers. An additional $69.2 million in notional value represent corresponding swap agreements with third party financial institutions that offset the commercial loan swaps. Swap agreements with third party institutions are $79.2 million, including an interest rate swap agreement for $10.0 million in notional value related to our junior subordinated debentures. Each of the USD LIBOR-linked amounts referenced above are expected to vary in future periods as current contracts expire with potential replacement contracts using an alternative reference rate.

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

2. Investment Securities
Marketable Equity Securities
The Company held marketable equity securities with fair values of $11.1 million and $8.4 million at September 30, 2022 and December 31, 2021, respectively. The gross realized and unrealized gains (losses) recognized on marketable equity securities in other operating income in the Company's Consolidated Statements of Income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Unrealized gain (loss) on marketable equity securities	$33	($67)	($1,199)	$27
Gain on sale of marketable equity securities, net	—	36	—	67
Total	$33	($31)	($1,199)	$94

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

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2022
Securities available for sale
U.S. Treasury and government sponsored entities	$606,302	$—	($42,230)	$—	$564,072
Municipal securities	820	—	(24)	—	796
Corporate bonds	30,703	23	(785)	—	29,941
Collateralized loan obligations	59,433	—	(2,321)	—	57,112
Total securities available for sale	$697,258	$23	($45,360)	$—	$651,921

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022
Securities held to maturity
Corporate bonds	$36,750	$—	($5,056)	$31,694
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$36,750	$—	($5,056)	$31,694

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2021
Securities available for sale
U.S. Treasury and government sponsored entities	$345,514	$333	($4,367)	$—	$341,480
Municipal securities	820	20	—	—	840
Corporate bonds	32,721	302	(77)	—	32,946
Collateralized loan obligations	51,431	9	(22)	—	51,418
Total securities available for sale	$430,486	$664	($4,466)	$—	$426,684

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Securities held to maturity
Corporate bonds	$20,000	$—	($836)	$19,164
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$20,000	$—	($836)	$19,164

Gross unrealized losses on available for sale securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2022 and December 31, 2021 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2022
Securities available for sale
U.S. Treasury and government sponsored entities	$304,642	($13,125)	$259,430	($29,105)	$564,072	($42,230)
Corporate bonds	15,196	(67)	4,307	(718)	19,503	(785)
Collateralized loan obligations	52,433	(2,000)	4,679	(321)	57,112	(2,321)
Municipal securities	796	(24)	—	—	796	(24)
Total	$373,067	($15,216)	$268,416	($30,144)	$641,483	($45,360)

December 31, 2021:
Securities available for sale
U.S. Treasury and government sponsored entities	$292,845	($4,012)	$21,743	($355)	$314,588	($4,367)
Corporate bonds	4,953	(77)	—	—	4,953	(77)
Collateralized loan obligations	29,470	(22)	—	—	29,470	(22)
Total	$327,268	($4,111)	$21,743	($355)	$349,011	($4,466)

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

At September 30, 2022, the Company had 86 available for sale securities in an unrealized loss position without an ACL. At September 30, 2022, the Company had five held to maturity securities in an unrealized loss position without an ACL. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2022, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company's Consolidated Statements of Income.

At September 30, 2022 and December 31, 2021, $54.7 million and $59.5 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and estimated fair values of debt securities at September 30, 2022, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
US Treasury and government sponsored entities
Within 1 year	$30,065	$29,497
1-5 years	576,237	534,575
Total	$606,302	$564,072
Corporate bonds
1-5 years	$40,703	$38,555
5-10 years	26,750	26,184
Total	$67,453	$64,739
Collateralized loan obligations
1-5 years	$5,000	$4,619
5-10 years	26,940	26,214
Over 10 years	27,493	26,279
Total	$59,433	$57,112
Municipal securities
1-5 years	$820	$796
Total	$820	$796

There were no proceeds from sales of investment securities for the three and nine-month periods ending September 30, 2022 and 2021.
A summary of interest income for the three and nine-month periods ending September 30, 2022 and 2021, on available for sale investment securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
US Treasury and government sponsored entities	$2,137	$552	$4,375	$1,568
Other	781	272	1,595	840
Total taxable interest income	$2,918	$824	$5,970	$2,408
Municipal securities	$4	$4	$13	$13
Total tax-exempt interest income	$4	$4	$13	$13
Total	$2,922	$828	$5,983	$2,421

3.  Loans and Allowance for Credit Losses
Loans Held for Sale
Loans held for sale are comprised entirely of 1-4 family residential mortgage loans as of September 30, 2022 and December 31, 2021.
Loans Held for Investment
The following table presents amortized cost and unpaid principal balance of loans for the periods indicated:

	September 30, 2022			December 31, 2021
(In Thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial & industrial loans	$375,833	$377,674	($1,841)	$448,338	$454,106	($5,768)
Commercial real estate:
Owner occupied properties	329,813	331,385	(1,572)	300,200	301,623	(1,423)
Non-owner occupied and multifamily properties	449,760	453,242	(3,482)	435,311	438,631	(3,320)
Residential real estate:
1-4 family residential properties secured by first liens	39,208	39,244	(36)	32,542	32,602	(60)
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	23,176	23,029	147	19,610	19,489	121
1-4 family residential construction loans	47,779	48,004	(225)	36,222	36,542	(320)
Other construction, land development and raw land loans	77,442	78,266	(824)	88,094	88,604	(510)
Obligations of states and political subdivisions in the US	24,830	24,835	(5)	16,403	16,565	(162)
Agricultural production, including commercial fishing	32,073	32,236	(163)	27,959	28,082	(123)
Consumer loans	4,168	4,127	41	4,801	4,763	38
Other loans	3,184	3,197	(13)	4,406	4,422	(16)
Total	1,407,266	1,415,239	(7,973)	1,413,886	1,425,429	(11,543)
Allowance for credit losses	(11,982)			(11,739)
	$1,395,284	$1,415,239	($7,973)	$1,402,147	$1,425,429	($11,543)
The difference between the amortized cost and unpaid principal balance is net deferred origination fees totaling $8.0 million and $11.5 million at September 30, 2022 and December 31, 2021, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $4.6 million and $5.5 million at September 30, 2022 and December 31, 2021, respectively, and was included in other assets in the Consolidated Balance Sheets.
Amortized cost in the above table includes $11.3 million and $118.2 million as of September 30, 2022 and December 31, 2021, respectively, in Paycheck Protection Program ("PPP") loans administered by the U.S. Small Business Administration ("SBA") within the Commercial & industrial loan segment.

Allowance for Credit Losses
The activity in the ACL related to loans held for investment is as follows:

Three Months Ended September 30,	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2022
Commercial & industrial loans	$2,961	($1,344)	($45)	$1,325	$2,897
Commercial real estate:
Owner occupied properties	2,573	132	—	55	2,760
Non-owner occupied and multifamily properties	3,107	120	—	—	3,227
Residential real estate:
1-4 family residential properties secured by first liens	620	73	—	5	698
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	327	30	—	9	366
1-4 family residential construction loans	231	50	—	—	281
Other construction, land development and raw land loans	1,462	15	—	—	1,477
Obligations of states and political subdivisions in the US	59	4	—	—	63
Agricultural production, including commercial fishing	127	13	—	—	140
Consumer loans	64	3	(3)	2	66
Other loans	6	1	—	—	7
Total	$11,537	($903)	($48)	$1,396	$11,982
2021
Commercial & industrial loans	$4,291	($332)	$—	$23	$3,982
Commercial real estate:
Owner occupied properties	3,340	151	—	2	3,493
Non-owner occupied and multifamily properties	3,841	35	—	—	3,876
Residential real estate:
1-4 family residential properties secured by first liens	630	(154)	—	—	476
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	340	(42)	—	9	307
1-4 family residential construction loans	231	(47)	—	—	184
Other construction, land development and raw land loans	1,670	(391)	—	—	1,279
Obligations of states and political subdivisions in the US	39	(3)	—	—	36
Agricultural production, including commercial fishing	57	32	—	5	94
Consumer loans	94	(11)	—	—	83
Other loans	6	—	—	—	6
Total	$14,539	($762)	$—	$39	$13,816

Nine Months Ended September 30,	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2022
Commercial & industrial loans	$3,027	($1,065)	($506)	$1,441	$2,897
Commercial real estate:
Owner occupied properties	3,176	(471)	—	55	2,760
Non-owner occupied and multifamily properties	2,930	297	—	—	3,227
Residential real estate:
1-4 family residential properties secured by first liens	439	254	—	5	698
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	215	121	—	30	366
1-4 family residential construction loans	120	161	—	—	281
Other construction, land development and raw land loans	1,635	(158)	—	—	1,477
Obligations of states and political subdivisions in the US	32	31	—	—	63
Agricultural production, including commercial fishing	91	34	—	15	140
Consumer loans	67	(1)	(3)	3	66
Other loans	7	—	—	—	7
Total	$11,739	($797)	($509)	$1,549	$11,982
2021
Commercial & industrial loans	$4,348	($328)	($273)	$235	$3,982
Commercial real estate:
Owner occupied properties	3,579	(92)	—	6	3,493
Non-owner occupied and multifamily properties	4,944	(1,068)	—	—	3,876
Residential real estate:
1-4 family residential properties secured by first liens	673	(197)	—	—	476
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	419	(141)	—	29	307
1-4 family residential construction loans	454	(270)	—	—	184
Other construction, land development and raw land loans	1,994	(715)	—	—	1,279
Obligations of states and political subdivisions in the US	44	(8)	—	—	36
Agricultural production, including commercial fishing	49	25	—	20	94
Consumer loans	118	(37)	—	2	83
Other loans	3	3	—	—	6
Total	$16,625	($2,828)	($273)	$292	$13,816
The ACL on loans increased at September 30, 2022, as compared to June 30, 2022 primarily due to an increase in the Company's forecasted unemployment rate over the reasonable and supportable forecast period, and this increase was only partially offset by a decrease in non-government guaranteed loan balances. The ACL on loans also increased at September 30, 2022, as compared to December 31, 2021; however, this increase was primarily due to an increase in non-government guaranteed loan balances.
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

Pass grade loans – 1 through 6: The borrower demonstrates sufficient cash flow to fund debt service, including acceptable profit margins, cash flows, liquidity and other balance sheet ratios. Historic and projected performance indicates that the borrower is able to meet obligations under most economic circumstances. The borrower has competent management with an acceptable track record. The category does not include loans with undue or unwarranted credit risks that constitute identifiable weaknesses.

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

September 30, 2022	2022	2021	2020	2019	2018	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$146,662	$97,528	$43,070	$20,251	$10,710	$42,069	$360,290
Classified	139	9,087	1,296	99	2,895	2,027	15,543
Total commercial & industrial loans	$146,801	$106,615	$44,366	$20,350	$13,605	$44,096	$375,833

Commercial real estate:
Owner occupied properties
Pass	$39,723	$79,521	$88,235	$35,145	$13,396	$67,189	$323,209
Classified	—	—	—	—	168	6,436	6,604
Total commercial real estate owner occupied properties	$39,723	$79,521	$88,235	$35,145	$13,564	$73,625	$329,813

Non-owner occupied and multifamily properties
Pass	$48,606	$83,078	$73,444	$59,521	$17,058	$157,691	$439,398
Classified	—	—	—	275	5	10,082	10,362
Total commercial real estate non-owner occupied and multifamily properties	$48,606	$83,078	$73,444	$59,796	$17,063	$167,773	$449,760

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$16,382	$9,846	$6,301	$2,566	$480	$3,421	$38,996
Classified	—	—	—	—	81	131	212
Total residential real estate 1-4 family residential properties secured by first liens	$16,382	$9,846	$6,301	$2,566	$561	$3,552	$39,208

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$5,629	$5,571	$2,437	$2,988	$3,220	$3,079	$22,924
Classified	—	—	—	—	243	9	252

Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$5,629	$5,571	$2,437	$2,988	$3,463	$3,088	$23,176

1-4 family residential construction loans
Pass	$29,616	$5,350	$61	$—	$—	$12,643	$47,670
Classified	—	—	—	—	—	109	109
Total residential real estate 1-4 family residential construction loans	$29,616	$5,350	$61	$—	$—	$12,752	$47,779

Other construction, land development and raw land loans
Pass	$15,264	$31,615	$14,932	$4,574	$3,589	$5,632	$75,606
Classified	—	—	—	—	369	1,467	1,836
Total other construction, land development and raw land loans	$15,264	$31,615	$14,932	$4,574	$3,958	$7,099	$77,442

Obligations of states and political subdivisions in the US
Pass	$11,360	$9,694	$3,525	$—	$251	$—	$24,830
Classified	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$11,360	$9,694	$3,525	$—	$251	$—	$24,830

Agricultural production, including commercial fishing
Pass	$6,624	$18,377	$3,857	$669	$939	$1,607	$32,073
Classified	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$6,624	$18,377	$3,857	$669	$939	$1,607	$32,073

Consumer loans
Pass	$1,133	$458	$511	$364	$271	$1,423	$4,160
Classified	—	—	—	—	—	8	8
Total consumer loans	$1,133	$458	$511	$364	$271	$1,431	$4,168

Other loans
Pass	$242	$1,129	$1,325	$398	$—	$90	$3,184
Classified	—	—	—	—	—	—	—
Total other loans	$242	$1,129	$1,325	$398	$—	$90	$3,184

Total loans
Pass	$321,241	$342,167	$237,698	$126,476	$49,914	$294,844	$1,372,340
Classified	139	9,087	1,296	374	3,761	20,269	34,926
Total loans	$321,380	$351,254	$238,994	$126,850	$53,675	$315,113	$1,407,266

Total pass loans	$321,241	$342,167	$237,698	$126,476	$49,914	$294,844	$1,372,340
Government guarantees	(28,553)	(41,099)	(10,580)	(13,066)	(3,038)	(5,171)	(101,507)
Total pass loans, net of government guarantees	$292,688	$301,068	$227,118	$113,410	$46,876	$289,673	$1,270,833

Total classified loans	$139	$9,087	$1,296	$374	$3,761	$20,269	$34,926
Government guarantees	—	(8,178)	(1,167)	—	—	(12,152)	(21,497)
Total classified loans, net government guarantees	$139	$909	$129	$374	$3,761	$8,117	$13,429

December 31, 2021	2021	2020	2019	2018	2017	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$227,376	$54,478	$29,846	$37,339	$23,205	$44,554	$416,798
Classified	18,853	714	3,564	3,118	517	4,774	31,540
Total commercial & industrial loans	$246,229	$55,192	$33,410	$40,457	$23,722	$49,328	$448,338

Commercial real estate:
Owner occupied properties
Pass	$81,533	$83,975	$39,254	$14,841	$14,452	$57,717	$291,772
Classified	—	1,399	—	522	—	6,507	8,428

Total commercial real estate owner occupied properties	$81,533	$85,374	$39,254	$15,363	$14,452	$64,224	$300,200

Non-owner occupied and multifamily properties
Pass	$77,205	$77,961	$61,147	$34,307	$19,833	$154,561	$425,014
Classified	—	—	—	10	10,286	1	10,297
Total commercial real estate non-owner occupied and multifamily properties	$77,205	$77,961	$61,147	$34,317	$30,119	$154,562	$435,311

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$7,756	$8,023	$3,689	$531	$1,466	$8,812	$30,277
Classified	417	1,077	472	90	—	209	2,265
Total residential real estate 1-4 family residential properties secured by first liens	$8,173	$9,100	$4,161	$621	$1,466	$9,021	$32,542

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$5,806	$2,535	$3,229	$3,464	$259	$4,046	$19,339
Classified	—	—	—	259	—	12	271
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$5,806	$2,535	$3,229	$3,723	$259	$4,058	$19,610

1-4 family residential construction loans
Pass	$21,409	$1,056	$1,707	$62	$—	$11,879	$36,113
Classified	—	—	—	—	109	—	109
Total residential real estate 1-4 family residential construction loans	$21,409	$1,056	$1,707	$62	$109	$11,879	$36,222

Other construction, land development and raw land loans
Pass	$39,624	$26,458	$11,044	$3,315	$139	$5,544	$86,124
Classified	—	—	—	460	—	1,510	1,970
Total other construction, land development and raw land loans	$39,624	$26,458	$11,044	$3,775	$139	$7,054	$88,094

Obligations of states and political subdivisions in the US
Pass	$4,120	$812	$1,875	$343	$2,733	$6,520	$16,403
Classified	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$4,120	$812	$1,875	$343	$2,733	$6,520	$16,403

Agricultural production, including commercial fishing
Pass	$19,970	$3,929	$810	$1,118	$741	$1,391	$27,959
Classified	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$19,970	$3,929	$810	$1,118	$741	$1,391	$27,959

Consumer loans
Pass	$873	$815	$653	$403	$291	$1,766	$4,801
Classified	—	—	—	—	—	—	—
Total consumer loans	$873	$815	$653	$403	$291	$1,766	$4,801

Other loans
Pass	$2,028	$1,645	$430	$95	$—	$208	$4,406
Classified	—	—	—	—	—	—	—
Total other loans	$2,028	$1,645	$430	$95	$—	$208	$4,406

Total loans
Pass	$487,700	$261,687	$153,684	$95,818	$63,119	$296,998	$1,359,006
Classified	19,270	3,190	4,036	4,459	10,912	13,013	54,880
Total loans	$506,970	$264,877	$157,720	$100,277	$74,031	$310,011	$1,413,886

Total pass loans	$487,700	$261,687	$153,684	$95,818	$63,119	$296,998	$1,359,006
Government guarantees	(145,713)	(12,725)	(14,429)	(3,299)	(306)	(6,562)	(183,034)
Total pass loans, net of government guarantees	$341,987	$248,962	$139,255	$92,519	$62,813	$290,436	$1,175,972

Total classified loans	$19,270	$3,190	$4,036	$4,459	$10,912	$13,013	$54,880

Government guarantees	(7,201)	(1,259)	—	—	—	(10,571)	(19,031)
Total classified loans, net government guarantees	$12,069	$1,931	$4,036	$4,459	$10,912	$2,442	$35,849

Past Due Loans: The following tables present an aging of contractually past due loans as of the periods presented:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due Still Accruing
September 30, 2022
Commercial & industrial loans	$2,596	$3,082	$223	$5,901	$369,932	$375,833	$—
Commercial real estate:
Owner occupied properties	—	—	824	824	328,989	329,813	—
Non-owner occupied and multifamily properties	275	275	—	550	449,210	449,760	—
Residential real estate:
1-4 family residential properties secured by first liens	70	—	—	70	39,138	39,208	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	22	—	130	152	23,024	23,176	—
1-4 family residential construction loans	—	—	109	109	47,670	47,779	—
Other construction, land development and raw land loans	1,600	—	1,545	3,145	74,297	77,442	—
Obligations of states and political subdivisions in the US	—	—	—	—	24,830	24,830	—
Agricultural production, including commercial fishing	—	—	—	—	32,073	32,073	—
Consumer loans	—	—	—	—	4,168	4,168	—
Other loans	—	—	—	—	3,184	3,184	—
Total	$4,563	$3,357	$2,831	$10,751	$1,396,515	$1,407,266	$—
December 31, 2021
Commercial & industrial loans	$206	$51	$469	$726	$447,612	$448,338	$—
Commercial real estate:
Owner occupied properties	12	—	1,176	1,188	299,012	300,200	—
Non-owner occupied and multifamily properties	—	—	—	—	435,311	435,311	—
Residential real estate:
1-4 family residential properties secured by first liens	—	—	90	90	32,452	32,542	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	—	139	139	19,471	19,610	—
1-4 family residential construction loans	—	—	109	109	36,113	36,222	—
Other construction, land development and raw land loans	—	—	1,636	1,636	86,458	88,094	—
Obligations of states and political subdivisions in the US	—	—	—	—	16,403	16,403	—
Agricultural production, including commercial fishing	—	—	—	—	27,959	27,959	—
Consumer loans	—	—	—	—	4,801	4,801	—
Other loans	—	—	—	—	4,406	4,406	—
Total	$218	$51	$3,619	$3,888	$1,409,998	$1,413,886	$—

Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $6.5 million and $10.7 million at September 30, 2022 and December 31, 2021, respectively. The following table presents loans on nonaccrual status and loans on nonaccrual status for the periods presented for which there was no related ACL. All loans with no ACL are individually evaluated for credit losses in the Company's Current Expected Credit Losses methodology.

	September 30, 2022		December 31, 2021
(In Thousands)	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL

Commercial & industrial loans	$3,228	$3,228	$4,350	$4,298
Commercial real estate:
Owner occupied properties	1,531	1,531	3,506	3,506
Non-owner occupied and multifamily properties	275	275	—	—
Residential real estate:
1-4 family residential properties secured by first liens	151	151	1,778	1,778
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	252	203	271	215
1-4 family residential construction loans	109	109	109	109
Other construction, land development and raw land loans	1,546	1,546	1,636	1,636
Total nonaccrual loans	7,092	7,043	11,650	11,542
Government guarantees on nonaccrual loans	(619)	(619)	(978)	(978)
Net nonaccrual loans	$6,473	$6,424	$10,672	$10,564

There was no interest on nonaccrual loans reversed through interest income during three-month period ending September 30, 2022 and $2,000 in interest on nonaccrual loans reversed through interest income during the nine-month period ending September 30, 2022. There was no interest on nonaccrual loans reversed through interest income during the three and nine-month periods ending September 30, 2021.

There was no interest earned on nonaccrual loans with a principal balance during either the three and nine-month periods ending September 30, 2022 and September 30, 2021. However, the Company recognized interest income of $1.2 million and $419,000 in the three-month periods ending September 30, 2022 and 2021, respectively, and $2.1 million and $785,000 in the nine-month periods ending September 30, 2022 and 2021, respectively, related to interest collected on nonaccrual loans whose principal had been paid down to zero.

Troubled Debt Restructurings: Loans classified as TDRs totaled $8.1 million and $10.6 million at September 30, 2022 and December 31, 2021, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that it would not grant otherwise.

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

Loan Modifications due to COVID-19 as of September 30, 2022
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$8,439	$—	$8,439
Number of modifications	2	—	2

Loan Modifications due to COVID-19 as of December 31, 2021
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$49,219	$—	$49,219
Number of modifications	16	—	16

The $8.4 million in COVID-19 loan accommodations as of September 30, 2022 are scheduled to return to normal principal and interest payments in the fourth quarter of 2022.

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
There were no newly restructured loans that occurred during the nine months ended September 30, 2022. As discussed above, the CARES Act provided banks an option to elect to not account for certain loan modifications related to COVID-19 between March 1, 2020 and December 31, 2021 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2019. The disclosed loan restructurings on the table below were not related to COVID-19 modifications.

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
Troubled Debt Restructurings	$3,033	$5,075	$8,108
Total	$3,033	$5,075	$8,108

The following table presents newly restructured loans that occurred during the nine months ended September 30, 2021, by concession (terms modified):

		September 30, 2021
	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
(In Thousands)
Pre-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	1	$—	$254	$—	$—	$254
Commercial real estate:
Owner occupied properties	1	—	360	—	—	360
Other construction, land development and raw land loans	1	—	577	—	—	577
Total	3	$—	$1,191	$—	$—	$1,191
Post-Modification Outstanding Recorded Investment:
Commercial - AQR substandard	1	$—	$249	$—	$—	$249
Commercial real estate:
Owner occupied properties	1	—	360	—	—	360
Other construction, land development and raw land loans	1	—	577	—	—	577
Total	3	$—	$1,186	$—	$—	$1,186
The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs. There were no charge-offs in the nine months ended September 30, 2022 on loans that were newly classified as TDRs during the same period.
There were no loans that defaulted during the nine months ended September 30, 2022 and 2021, respectively, that were restructured in the previous twelve months.

4. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of an ACL, and have a maturity of less than one year. There were no purchased receivables past due at September 30, 2022 or December 31, 2021, and there were no restructured purchased receivables at September 30, 2022 or December 31, 2021.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  There were no nonperforming purchased receivables as of September 30, 2022 or December 31, 2021.
There was no activity and no balance in the ACL for purchased receivables as of September 30, 2022 or December 31, 2021.
The following table summarizes the components of net purchased receivables for the dates indicated:

(In Thousands)	September 30, 2022	December 31, 2021
Purchased receivables	$4,785	$6,987
Allowance for credit losses - purchased receivables	—	—
Total	$4,785	$6,987

5. Servicing Rights
Mortgage servicing rights
The following table details the activity in the Company's mortgage servicing rights ("MSR") for the three and nine-month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021

Balance, beginning of period	$16,301	$12,835	$13,724	$11,218
Additions for new MSR capitalized	1,263	1,703	3,378	4,896
Changes in fair value:
Due to changes in model inputs of assumptions (1)	555	(928)	1,522	(1,092)
Other (2)	(410)	(530)	(915)	(1,942)
Balance, end of period	$17,709	$13,080	$17,709	$13,080

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

The following table details information related to our serviced mortgage loan portfolio as of September 30, 2022 and December 31, 2021:

(In Thousands)	September 30, 2022	December 31, 2021

Balance of mortgage loans serviced for others	$859,288	$772,764
MSR as a percentage of serviced loans	2.06%	1.78%

    The Company recognized servicing fees of $858,000 and $745,000 during the three-month periods ending September 30, 2022 and 2021, respectively, and $2.4 million and $2.2 million during the nine-month periods ending September 30, 2022 and 2021, respectively, which includes contractually specified servicing fees and ancillary fees as a component of other noninterest income in the Company's Consolidated Statements of Income.

    The following table outlines the weighted average key assumptions used in measuring the fair value of MSR as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Constant prepayment rate	7.27%	11.80%
Discount rate	10.00%	8.00%

    Key economic assumptions and the sensitivity of the current fair value for MSR to immediate adverse changes in those assumptions at September 30, 2022 and December 31, 2021 were as follows:

(In Thousands)		September 30, 2022	December 31, 2021
Aggregate portfolio principal balance		$859,288	$772,764
Weighted average rate of note		3.36%	3.31%

September 30, 2022	Base	1.0% Adverse Rate Change	2.0% Adverse Rate Change
Constant prepayment rate	7.27%	14.54%	21.82%
Discount rate	10.00%	9.00%	8.00%
Fair value MSR	$17,709	$14,009	$11,560
Percentage of MSR	2.06%	1.63%	1.35%

December 31, 2021
Constant prepayment rate	11.80%	23.59%	34.57%
Discount rate	8.00%	7.00%	6.00%
Fair value MSR	$13,724	$9,612	$7,256
Percentage of MSR	1.78%	1.24%	0.94%

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

Commercial servicing rights
    The commercial servicing rights asset ("CSR") has a carrying value of $1.1 million at both September 30, 2022 and December 31, 2021, and is included in other assets and carried at fair value on the Company's Consolidated Balance Sheets. Total commercial loans serviced for others were $255.9 million and $259.8 million at September 30, 2022 and December 31, 2021, respectively. Key assumptions used in measuring the fair value of the CSR as of September 30, 2022 and December 31, 2021 include a constant prepayment rate of 16.08% and a discount rate of 9.94%.

6. Leases

    The Company's lease commitments consist primarily of agreements to lease land and office facilities that it occupies to operate several of its retail branch locations that are classified as operating leases and are recognized on the balance sheet as right-of-use ("ROU") assets and lease liabilities. As of September 30, 2022, the Company has operating lease ROU assets of $10.4 million and operating lease liabilities of $10.4 million. As of December 31, 2021, the Company had operating lease ROU assets of $11.0 million and operating lease liabilities of $11.0 million. The Company did not have any agreements that are classified as finance leases as of September 30, 2022 or December 31, 2021.

    The following table presents additional information about the Company's operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Lease Cost
Operating lease cost(1)	$693	$688	$2,046	$2,106
Short term lease cost(1)	9	7	26	20
Total lease cost	$702	$695	$2,072	$2,126

Other information
Operating leases - operating cash flows			$1,901	$1,970
Weighted average lease term - operating leases, in years			10.39	10.55
Weighted average discount rate - operating leases			3.28%	3.19%
(1) Expenses are classified within occupancy expense on the Consolidated Statements of Income.

    The table below reconciles the remaining undiscounted cash flows for the next five years for each twelve-month period presented (unless otherwise indicated) and the total of the subsequent remaining years to the operating lease liabilities recorded on the balance sheet:

(In Thousands)	Operating Leases
2022 (Three months)	$645
2023	2,477
2024	2,187
2025	1,995
2026	861
Thereafter	4,581
Total minimum lease payments	$12,746
Less: amount of lease payment representing interest	(2,316)
Present value of future minimum lease payments	$10,430

7.  Derivatives
Derivatives swaps related to community banking activities
    The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution ("counterparty"). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a "well-capitalized" institution under regulatory guidelines, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $549,000 as of September 30, 2022 and $8.2 million as of December 31, 2021 in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements.
    The Company had interest rate swaps related to commercial loans with an aggregate notional amount of $211.0 million and $212.6 million at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, the notional amount of interest rate swaps is made up of 19 variable to fixed rate swaps to commercial loan customers totaling $105.5 million, and 19 fixed to variable rate swaps with a counterparty totaling $105.5 million. Changes in fair value from these 19 interest rate swaps offset each other in the first nine months of 2022. The Company recognized zero and $90,000 in fee income related to interest rate swaps in the three and nine-month periods ending September 30, 2022, respectively, and $195,000 and $390,000 in fee income related to interest rate swaps in the three and nine-month periods ending September 30, 2021, respectively. Interest rate swap income is recorded in other operating income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
    The Company has an interest rate swap to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Northrim Statutory Trust 2 at 3.72% through its maturity date. The floating rate that the dealer pays is equal to the three month LIBOR plus 1.37% which reprices quarterly on the payment date. This rate was 4.66% as of September 30, 2022. The Company pledged $130,000 in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of September 30, 2022 and $2.9 million as of December 31, 2021. Changes in the fair value of this interest rate swap are reported in other comprehensive income on the Consolidated Statements of Income. The unrealized gain on this interest rate swap was $1.5 million as of September 30, 2022 and the unrealized loss was $1.0 million as of December 31, 2021.
Derivatives related to home mortgage banking activities
    The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as "interest rate lock commitments". The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. RML had commitments to originate mortgage loans held for sale totaling $74.7 million and $81.6 million at September 30, 2022 and December 31, 2021, respectively. Changes in the value of RML's interest rate derivatives are recorded in mortgage banking income on the Consolidated Statements of Income. None of these derivatives are designated as hedging instruments.

    The following table presents the fair value of derivatives not designated as hedging instruments at September 30, 2022 and December 31, 2021:

(In Thousands)	Asset Derivatives
		September 30, 2022	December 31, 2021
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$13,374	$6,030
Interest rate lock commitments	Other assets	354	1,387
Retail interest rate contracts	Other assets	593	166
Total		$14,321	$7,583

(In Thousands)	Liability Derivatives
		September 30, 2022	December 31, 2021
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$13,374	$6,030
Total		$13,374	$6,030
    The following table presents the net gains (losses) of derivatives not designated as hedging instruments for periods indicated below:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	Income Statement Location	2022	2021	2022	2021
Retail interest rate contracts	Mortgage banking income	$1,347	($413)	$4,297	$1,400
Interest rate lock commitments	Mortgage banking income	(1,365)	199	(1,016)	(802)
Total		($18)	($214)	$3,281	$598
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

    The following table summarizes the derivatives that have a right of offset as of September 30, 2022 and December 31, 2021:

September 30, 2022				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$13,374	$—	$13,374	$—	$—	$13,374
Retail interest rate contracts	593	—	593	—	—	593

Liability Derivatives
Interest rate swaps	$13,374	$—	$13,374	$—	$549	$12,825

December 31, 2021				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$6,030	$—	$6,030	$—	$—	$6,030
Retail interest rate contracts	166	—	166	—	—	166

Liability Derivatives
Interest rate swaps	$6,030	$—	$6,030	$—	$6,030	$—

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

Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2022, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Company has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.

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

    Estimated fair values as of the periods indicated are as follows:

	September 30, 2022		December 31, 2021
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$406,921	$406,921	$645,827	$645,827
Investment securities available for sale	361,802	361,802	141,531	141,531
Marketable equity securities	11,149	11,149	8,420	8,420

Level 2 inputs:
Investment securities available for sale	290,119	290,119	285,153	285,153
Investment in Federal Home Loan Bank stock	3,820	3,820	3,107	3,107
Loans held for sale	49,356	49,356	73,650	73,650
Accrued interest receivable	8,495	8,495	6,846	6,846
Interest rate swaps	14,856	14,856	6,030	6,030
Retail interest rate contracts	593	593	166	166

Level 3 inputs:
Investment securities held to maturity	36,750	31,694	20,000	19,164
Loans	1,407,266	1,313,253	1,413,886	1,396,486
Purchased receivables, net	4,785	4,785	6,987	6,987
Interest rate lock commitments	354	354	1,387	1,387
Mortgage servicing rights	17,709	17,709	13,724	13,724
Commercial servicing rights	1,067	1,067	1,084	1,084

Financial liabilities:
Level 2 inputs:
Deposits	$2,439,335	$2,435,738	$2,421,631	$2,422,215
Borrowings	14,199	11,883	14,508	14,727
Accrued interest payable	135	135	31	31
Interest rate swaps	13,374	13,374	6,985	6,985

Level 3 inputs:
Junior subordinated debentures	10,310	10,047	10,310	9,727

    The following table sets forth the balances as of the periods indicated of assets and liabilities measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$564,072	$331,861	$232,211	$—
Municipal securities	796	—	796	—
Corporate bonds	29,941	29,941	—	—
Collateralized loan obligations	57,112	—	57,112	—
Total available for sale securities	$651,921	$361,802	$290,119	$—
Marketable equity securities	$11,149	$11,149	$—	$—
Total marketable equity securities	$11,149	$11,149	$—	$—
Interest rate swaps	$14,856	$—	$14,856	$—
Interest rate lock commitments	354	—	—	354
Mortgage servicing rights	17,709	—	—	17,709
Commercial servicing rights	1,067	—	—	1,067
Retail interest rate contracts	593	—	—	593
Total other assets	$34,579	$—	$14,856	$19,723
Liabilities:
Interest rate swaps	$13,374	$—	$13,374	$—
Total other liabilities	$13,374	$—	$13,374	$—
December 31, 2021
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$341,480	$115,686	$225,794	$—
Municipal securities	840	—	840	—
Corporate bonds	32,946	25,845	7,101	—
Collateralized loan obligations	51,418	—	51,418	—
Total available for sale securities	$426,684	$141,531	$285,153	$—
Marketable equity securities	$8,420	$8,420	$—	$—
Total marketable securities	$8,420	$8,420	$—	$—
Interest rate swaps	$6,030	$—	$6,030	$—
Interest rate lock commitments	1,387	—	—	1,387
Mortgage servicing rights	13,724	—	—	13,724
Commercial servicing rights	1,084	—	—	1,084
Retail interest rate contracts	166	—	166	—
Total other assets	$22,391	$—	$6,196	$16,195
Liabilities:
Interest rate swaps	$6,985	$—	$6,985	$—
Total other liabilities	$6,985	$—	$6,985	$—

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine-month periods ended September 30, 2022 and 2021:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended September 30, 2022
Interest rate lock commitments	$2,567	($370)	$2,976	($4,819)	$354	$354
Mortgage servicing rights	16,301	145	1,263	—	17,709	—
Commercial servicing rights	1,069	(75)	73	—	1,067	—
Total	$19,937	($300)	$4,312	($4,819)	$19,130	$354
Three Months Ended September 30, 2021
Interest rate lock commitments	$3,044	($867)	$7,428	($6,357)	$3,248	$3,248
Mortgage servicing rights	12,835	(1,458)	1,703	—	13,080	—
Commercial servicing rights	1,292	(58)	44	—	1,278	—
Total	$17,171	($2,383)	$9,175	($6,357)	$17,606	$3,248

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Nine Months Ended September 30, 2022
Interest rate lock commitments	$1,387	($1,399)	$11,189	($10,823)	$354	$354
Mortgage servicing rights	13,724	607	3,378	—	17,709	—
Commercial servicing rights	1,084	(123)	106	—	1,067	—
Total	$16,195	($915)	$14,673	($10,823)	$19,130	$354
Nine Months Ended September 30, 2021
Interest rate lock commitments	$4,034	($2,881)	$23,879	($21,784)	$3,248	$3,248
Mortgage servicing rights	11,218	(3,034)	4,896	—	13,080	—
Commercial servicing rights	1,310	(134)	102	—	1,278	—
Total	$16,562	($6,049)	$28,877	($21,784)	$17,606	$3,248

    There were no changes in unrealized gains and losses for the three and nine-month periods ending September 30, 2022 and 2021 included in other comprehensive income for recurring Level 3 fair value measurements.

    As of and for the periods ending September 30, 2022 and December 31, 2021, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis.  For loans individually measured for credit losses, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.
    The following table presents the (gains) losses resulting from nonrecurring fair value adjustments for the three and nine-month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Loans individually measured for credit losses	$—	($122)	$—	$650
Total loss from nonrecurring measurements	$—	($122)	$—	$650

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
    The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at September 30, 2022 and December 31, 2021:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average Rate Range
September 30, 2022
Interest rate lock commitment	External pricing model	Pull through rate	96.1%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	7.23% - 8.68%
		Discount rate	10.00%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	12.30% - 16.57%
		Discount rate	9.94%
December 31, 2021
Interest rate lock commitment	External pricing model	Pull through rate	93.27%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	9.25% - 14.21%
		Discount rate	8.00%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	12.30% - 16.57%
		Discount rate	9.94%

9.  Segment Information
    The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of September 30, 2022, the Community Banking segment operated 17 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
    Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended September 30, 2022
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$26,900	$659	$27,559
Interest expense	1,232	16	1,248
Net interest income	25,668	643	26,311
Benefit for credit losses	(353)	—	(353)
Other operating income	2,938	5,734	8,672
Other operating expense	15,977	6,309	22,286
Income before provision for income taxes	12,982	68	13,050
Provision for income taxes	2,911	14	2,925
Net income	$10,071	$54	$10,125

	Three Months Ended September 30, 2021
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$20,541	$741	$21,282
Interest expense	813	37	850
Net interest income	19,728	704	20,432
Benefit for credit losses	(1,106)	—	(1,106)
Other operating income	2,765	9,893	12,658
Other operating expense	14,849	7,685	22,534
Income before provision for income taxes	8,750	2,912	11,662
Provision for income taxes	1,955	830	2,785
Net income	$6,795	$2,082	$8,877

	Nine Months Ended September 30, 2022
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$68,919	$1,690	$70,609
Interest expense	2,739	43	2,782
Net interest income	66,180	1,647	67,827
Benefit for credit losses	(40)	—	(40)
Other operating income	8,686	18,616	27,302
Other operating expense	47,223	19,402	66,625
Income before provision for income taxes	27,683	861	28,544
Provision for income taxes	6,157	241	6,398
Net income	$21,526	$620	$22,146

	Nine Months Ended September 30, 2021
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$59,816	$2,315	$62,131
Interest expense	2,886	128	3,014
Net interest income	56,930	2,187	59,117
Benefit for credit losses	(3,021)	—	(3,021)
Other operating income	7,811	34,875	42,686
Other operating expense	43,064	23,133	66,197
Income before provision for income taxes	24,698	13,929	38,627
Provision for income taxes	5,257	3,967	9,224
Net income	$19,441	$9,962	$29,403

September 30, 2022
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$2,631,930	$85,584	$2,717,514
Loans held for sale	$—	$49,356	$49,356

December 31, 2021
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$2,615,433	$109,286	$2,724,719
Loans held for sale	$—	$73,650	$73,650

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
Note Regarding Forward Looking-Statements
This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, the strength of the local economy, and statements related to the expected or potential impact of the novel coronavirus ("COVID-19") pandemic and related responses of the government. All statements other than statements of historical fact, including statements regarding industry prospects, future results of operations or financial position and the expected or potential impact of COVID-19 and related responses of the government, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements, whether concerning COVID-19 and the government response related thereto or otherwise, are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the uncertainties relating to the impact of COVID-19 on the Company's credit quality, business, operations and employees; the availability and terms of funding from government sources related to COVID-19; the impact of the results of government initiatives on the regulatory landscape, natural resource extraction industries, capital markets, and the response to and management of the COVID-19 pandemic, including the effectiveness of previously-enacted fiscal stimulus from the federal government and a potential infrastructure bill; the timing of Paycheck Protection Program ("PPP") loan forgiveness; the impact of rising interest rates, inflationary pressure, supply-chain constraints, trade policies and tensions, including tariffs, and potential geopolitical instability, including the war in Ukraine; the general condition of, and changes in, the Alaska economy; our ability to maintain or expand our market share or net interest margin; our ability to maintain asset quality; our ability to implement our marketing and growth strategies; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report and Part I. Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, as well as in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that forward looking statements are made only as of the date of this report and that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

Update on Economic Conditions

    The Alaska economy is experiencing many of the same issues seen throughout the rest of the United States. Jobs are recovering from pandemic lows, inflation is impacting business activity, and incomes are rising, but not at the same pace as inflation. The housing market was red hot last year, and home prices are still high, but the number of units sold is starting to decline as interest rates rise rapidly. Alaska is enjoying an improvement in tourism activity and oil prices remain very healthy, near or above $100 a barrel for most of the year.
The Alaska Department of Labor (“DOL”) has released data through August of 2022. The DOL reports total payroll jobs in Alaska increased 3.1% or 10,200 jobs compared to August of 2021. The Leisure and Hospitality sector showed the fastest year over year increase of 10.3%. The Oil and Gas sector has benefited from high energy prices and new exploration activity, resulting in an increase of 400 jobs since August of 2021, a 5.9% increase. Other sectors showing improvement over the last 12 months include Trade, Warehousing, and Utilities (+6.2%), Other Services (+3.7%); Construction (+3.2%); Professional and Business Services (+2.9%); Retail (+2.3%); and Financial Activities (+1.8%). The only private sector to decline year over year was Information (-2.1%), a loss of 100 jobs. The Government sector was up by 1.2%, an increase of 900 jobs through August 2022 year over year.

Alaska’s Gross State Product (“GSP”) in the second quarter of 2022, was estimated to be $64.3 billion in nominal value and $49 billion in inflation adjusted “real” value, according to the Federal Bureau of Economic Analysis (“BEA”). Real GSP decreased in 40 of the 50 U.S. states, including Alaska, in the second quarter of 2022. Alaska’s decrease was 0.9% compared to a U.S. average decrease of 0.6%. The BEA also calculated Alaska’s annualized and seasonally adjusted personal income at $49.3 billion in the second quarter of 2022, an improvement of 5.2% over the prior quarter. The national average was an increase of 5.8% for the same period according to the BEA.

The price of Alaska North Slope (“ANS”) crude oil began 2022 with a monthly average of $86.50 a barrel in January and surpassed $100 in March after the war in Ukraine began. Prices remained above $100 through August after reaching a monthly average high of $120.17 in June. ANS averaged $92.42 in September and the most recent daily price available at the time of this writing was $97.97 on October 7, 2022.

According to the Mortgage Bankers Association, Alaska’s home mortgage delinquency rate in the second quarter of 2022 was 3.58% compared to the national average rate of 3.77%. The Mortgage Bankers Association survey reported that the mortgage foreclosure inventory in Alaska in the second quarter of 2022 was 0.64% and the national average was 0.59%.

According to the Alaska Multiple Listing Services, the average sales price of a single family home in Anchorage rose 6.9% in 2021 to $424,148. In the first nine months of 2022, prices climbed another 7.5% to $456,125. Average sales prices in the Matanuska Susitna Borough rose 15.6% in 2021 and another 10% in the first nine months of 2022 to $382,721. These two markets represent where the vast majority of the Bank’s residential lending activity occurs.

The number of housing units sold in Anchorage was up significantly in 2021 by 11.2%, as reported by the Alaska Multiple Listing Services. Starting in March of 2022, the number of homes sold has been lower each month compared to the same month of the prior year. The number of units sold in Anchorage is 14.4% lower this year when comparing January to September of 2021 to 2022. The Matanuska Susitna Borough also had strong sales activity in 2021, up 11.7%. In the first nine months of 2022, the number of units sold in the Matanuska Susitna Borough was 3.4% lower than the same period in 2021.

The Board of Governors of the Federal Reserve System increased its benchmark interest rate target from near zero as of December 31, 2021 to 3.00%-3.25% as of October 31, 2022. Similarly, the Prime rate of interest has increased from 3.25% as of December 31, 2022 to 6.25% as of October 31, 2022. The two and ten year Treasury rates were 4.30% and 4.10% as of October 31, 2022, up from 0.73% and 1.52% as of December 31, 2021, respectively. Management agrees with sentiment from industry experts that rates will continue to rise through the end of 2022 and into the first half of 2023.

Highlights and Summary of Performance - Third Quarter of 2022

The Company reported net income and diluted earnings per share of $10.1 million and $1.76, respectively, for the third quarter of 2022 compared to net income and diluted earnings per share of $8.9 million and $1.42, respectively, for the third quarter of 2021. The Company reported net income and diluted earnings per share of $22.1 million and $3.79, respectively, for the first nine months of 2022 compared to net income and diluted earnings per share of $29.4 million and $4.69, respectively, for the first nine months of 2021. The increase in net income for the three-month period ending September 30, 2022 compared to the same period last year is primarily attributable to higher net interest income which was only partially offset by a decrease in net income in the Home Mortgage Lending segment as a result of decreased production and yields on sold loans, as well as a lower benefit to the provision for credit losses in the Community Banking segment. The decrease in net income for the nine-month period ended September 30, 2022 as compared to the same period in 2021 was primarily due to lower production in the Home Mortgage Lending segment. Increases in interest rates drove the decrease in production in the Home Mortgage Lending segment and the increase in net interest income in both the three and nine-month periods ended September 30, 2022 as compared to the same periods a year ago.
•Total revenue in the third quarter of 2022, which includes net interest income plus other operating income, increased 6% to $35.0 million from $33.1 million in the third quarter a year ago, primarily due to a $5.9 million increase in net interest income which was only partially offset by a $4.2 million decrease in mortgage banking income. Total revenue in the nine-months ending September 30, 2022 decreased 7% to $95.1 million from $101.8 million in the same period a year ago, primarily due to a $16.3 million decrease in mortgage banking income and a $1.2 million increase in unrealized loss on marketable securities that was only partially offset by a $8.7 million increase in net interest income.
•Net interest income in the third quarter of 2022 increased 29% to $26.3 million compared to $20.4 million in the third quarter of 2021. Net interest income excluding PPP interest and fees in the third quarter of 2022 increased 53% to $25.6 million, compared to $16.8 million in the third quarter of 2021. Net interest income in the nine-months ending September 30, 2022 increased 15% to $67.8 million compared to $59.1 million in the same period a year ago. Net interest income excluding PPP interest and fees in the nine-months ending September 30, 2022 increased 33% to $63.3 million compared to $47.7 million in the same period a year ago.
•Net interest margin was 4.22% for the third quarter of 2022, a 77 basis point increase from the third quarter of 2021. Net interest margin was 3.69% for the nine-months ending September 30, 2022, a 9 basis point increase from the same period a year ago. Increases in both these periods compared to the same periods in 2021 are primarily due to higher yields on portfolio loans and investments and on interest bearing deposits in other banks, as well as interest income recovered on nonaccrual loans.
•Loans were $1.41 billion at September 30, 2022, down 0.5% from December 31, 2021 primarily as a result of PPP forgiveness which was only partially offset by core loan growth. Loans excluding the impact from PPP, were $1.40 billion at September 30, 2022, up 8% from $1.30 billion at December 31, 2021. At September 30, 2022, a total of 75% of portfolio loans are adjustable rate and are subject to rate increases as the prime rate and other indices increase; including 25% of portfolio loans that are subject to rate increases in the fourth quarter of 2022. As of September 30, 2022, 33% of total earning assets are subject to rate increases in the fourth quarter of 2022 when prime or other indices increase.
•The Company booked a benefit to the provision for credit losses of $353,000 and $40,000 for the three and nine-month periods ending September 30, 2022, respectively, compared to a benefit of $1.1 million and a benefit of $3.0 million in the same periods in 2021. The decrease in the benefit for credit losses in both periods in 2022 compared to the same periods in the prior year are primarily the result of higher forecasted national unemployment rates, which were only partially offset by higher net recoveries.
•The Company paid cash dividends of $0.50 per common share in the third quarter of 2022, up 32% from $0.38 in the third quarter of 2021.
•At September 30, 2022, the capital ratios of the Company and Northrim Bank (the "Bank") were well in excess of all regulatory requirements.

Other financial measures are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Return on average assets, annualized	1.52%	1.40%	1.13%	1.66%
Return on average shareholders' equity, annualized	18.18%	14.47%	13.02%	16.57%
Dividend payout ratio	28.23%	26.86%	34.74%	23.86%
Growth and Paycheck Protection Program:
•In 2020 and 2021, Northrim funded a total of nearly 5,800 PPP loans totaling $612.6 million to both existing and new customers. Management estimates that we funded approximately 24% of the number and 32% of the value of all Alaska PPP second round loans.
•As of September 30, 2022, PPP has resulted in 2,344 new customers totaling $76.0 million in non-PPP loans, and $141.9 million in new deposit balances.
•As of September 30, 2022, Northrim customers had received forgiveness through the U.S. Small Business Administration ("SBA") on 5,771 PPP loans totaling $603.1 million, of which 364 PPP loans totaling $21.1 million were forgiven in the third quarter of 2022, 417 PPP loans totaling $33.7 million were forgiven in the second quarter of 2022, 537 PPP loans totaling $56.9 million were forgiven in the first quarter of 2022, and 4,451 PPP loans totaling $491.4 million were forgiven in 2021. Of the PPP loans forgiven in the third quarter of 2022, 286 loans totaling $20.9 million related to PPP round two. As of September 30, 2022, nearly 100% of the number of PPP round one loans funded and 98% of the number of PPP round two loans funded have been forgiven.

Credit Quality
•Customer Accommodations: The Company implemented several forms of assistance to help our customers in the event that they experienced financial hardship as a result of COVID-19 in addition to our participation in PPP lending. As of September 30, 2022, remaining accommodations include interest only and deferral options on loan payments. The total outstanding principal balance of loan modifications due to the impacts of COVID-19 as of September 30, 2022 was $8.4 million, down from $49.2 million as of December 31, 2021. The $8.4 million in COVID-19 loan accommodations as of September 30, 2022 are scheduled to return to normal principal and interest payments in the fourth quarter of 2022.
Nonperforming assets: Nonperforming assets, net of government guarantees at September 30, 2022 decreased 28%, or $4.2 million to $10.8 million as compared to $15.0 million at December 31, 2021. Other Real Estate Owned ("OREO"), net of government guarantees, remained at $4.4 million at September 30, 2022, consistent with December 31, 2021. Nonperforming loans, net of government guarantees decreased $4.2 million, or 39% to $6.5 million as of September 30, 2022 from $10.7 million as of December 31, 2021, primarily due to the transfer of one relationship back to accrual status and a large relationship that paid off in the first nine months of 2022 as well as other payoffs and pay downs in the first nine months of 2022. $4.9 million, or 76% of nonperforming loans, net of government guarantees at September 30, 2022, are nonaccrual loans related to four commercial relationships.

The following table summarizes nonperforming asset activity for the three-month periods ending September 30, 2022 and 2021.

				Writedowns		Transfers to
(In Thousands)	Balance at June 30, 2022	Additions this quarter	Payments this quarter	/Charge-offs this quarter	Transfers to OREO	Performing Status this quarter	Sales this quarter	Balance at September 30, 2022
Nonperforming loans	$8,001	$298	($1,159)	($48)	$—	$—	$—	$7,092
Nonperforming loans guaranteed by government	(683)	—	64	—	—	—	—	(619)
Nonperforming loans, net	7,318	298	(1,095)	(48)	—	—	—	6,473
Other real estate owned	5,638	—	—	—	—	—	—	5,638
Other real estate owned guaranteed
by government	(1,279)	—	—	—	—	—	—	(1,279)
Total nonperforming assets,
net of government guarantees	$11,677	$298	($1,095)	($48)	$—	$—	$—	$10,832

				Writedowns		Transfers to
(In Thousands)	Balance at June 30, 2021	Additions this quarter	Payments this quarter	/Charge-offs this quarter	Transfers to OREO/REPO	Performing Status this quarter	Sales this quarter	Balance at September 30, 2021
Nonperforming loans	$13,104	$—	($611)	$—	$—	$—	$—	$12,493
Nonperforming loans guaranteed by government	(1,096)	—	79	—	—	—	—	(1,017)
Nonperforming loans, net	12,008	—	(532)	—	—	—	—	11,476
Other real estate owned	7,073	—	—	—	—	—	(1,161)	5,912
by government	(1,279)	—	—	—	—	—	—	(1,279)
Total nonperforming assets,
net of government guarantees	$17,802	$—	($532)	$—	$—	$—	($1,161)	$16,109
Potential problem loans: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. These loans are closely monitored and their performance is reviewed by management on a regular basis. At September 30, 2022, management had identified potential problem loans of $2.0 million as compared to potential problem loans of $2.1 million at December 31, 2021. The decrease in potential problem loans from December 31, 2021 to September 30, 2022 is primarily the result of one relationship which paid off and various other loan paydowns in the first nine months of 2022.

Troubled debt restructurings (“TDRs”): TDRs are those loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower, have been granted due to the borrower’s weakened financial condition. Interest on TDRs will be accrued at the restructured rates when it is anticipated that no loss of original principal will occur, and the interest can be collected, which is generally after a period of six months. The Company had $3.0 million in loans classified as TDRs that were performing and $5.1 million in TDRs included in nonaccrual loans at September 30, 2022 for a total of approximately $8.1 million. There are $3.1 million in government guarantees associated with TDRs, resulting in total TDRs, net of government guarantees, of $5.0 million at September 30, 2022. At December 31, 2021 there were $773,000 in loans classified as TDRs, net of government guarantees that were performing and $6.5 million in TDRs included in nonaccrual loans for a total of $7.3 million. See Note 3 of the Notes to Consolidated Financial Statements included in Part 1. Item 1 of this report for further discussion of TDRs.

RESULTS OF OPERATIONS
Income Statement
    Net Income
    Net income for the third quarter of 2022 increased $1.2 million to $10.1 million as compared to $8.9 million for the same period in 2021. The increase in net income is mostly attributable to a $3.3 million increase in net income in the Community Banking segment which was only partially offset by a $2.0 million decrease in net income in the Home Mortgage Lending segment, which is primarily due to lower production. The increase in net income in the Community Banking segment in the three months ended September 30, 2022, as compared to the same period a year ago is primarily due to an increase in net interest income which was only partially offset by a lower benefit in the provision for credit losses and an increase in other operating expenses.
Net income for the first nine months of 2022 decreased $7.3 million to $22.1 million as compared to $29.4 million for the same period in 2021. The decrease in net income is mostly attributable to a $9.3 million decrease in net income in the Home Mortgage Lending segment, which is primarily due to lower production which was only partially offset by a $2.1 million increase in net income in the Community Banking segment. The increase in net income in the Community Banking segment in the nine-month period ended September 30, 2022, as compared to the same period a year ago is primarily due to an increase in net interest income which was only partially offset by a lower benefit in the provision for credit losses and an increase in other operating expenses. Additionally, the Company received $2.0 million in life insurance proceeds in the nine-month period ended September 30, 2022 in connection with the death of the Company’s former Executive Vice President, General Counsel and Corporate Secretary who passed away on November 11, 2021.

    Net Interest Income/Net Interest Margin
    Net interest income for the third quarter of 2022 increased $5.9 million, or 29%, to $26.3 million as compared to $20.4 million for the third quarter of 2021. Net interest margin increased 77 basis points to 4.22% in the third quarter of 2022 as compared to 3.45% in the third quarter of 2021. Net interest income for the first nine months of 2022 increased $8.7 million, or 15%, to $67.8 million as compared to $59.1 million for the first nine months of 2021. Net interest margin increased 9 basis points to 3.69% in the first nine months of 2022 as compared to 3.60% in the first nine months of 2021.
The increase in net interest income in the third quarter and first nine-months of 2022 compared to the same periods in 2021 was primarily the result of increased interest on loans, investments, and interest bearing deposits in other banks which was only partially offset by a decrease in loan fee income due in large part to decreased recognition of the deferred PPP loan fees upon loan forgiveness through the SBA. During the three and nine-month periods ending September 30, 2022, Northrim received $21.1 million and $111.7 million, respectively, in PPP loan forgiveness through the SBA, compared to $100.0 million and $337.9 million, respectively, in the same periods in 2021. Total net PPP fee income including accretion and full fee recognition upon loan forgiveness was $686,000 and $3.0 million during the three-month periods ending September 30, 2022 and 2021, respectively, and $4.1 million and $8.9 million during the nine-month periods ending September 30, 2022 and 2021, respectively. As of September 30, 2022, there was $390,000 of net deferred fees remaining on PPP loans mostly from the second round of PPP loan originations.
The increase in net interest margin in the third quarter of 2022 as compared to the same period a year ago was primarily the result of higher yields on earning-assets. The increase in net interest margin in the first nine months of 2022 as compared to the same period a year ago was primarily the result of higher yields on earning-assets which was only partially offset by a less favorable mix of earning assets due to an increase in short-term investments, which is the lowest yielding type of earning asset for the Company. Changes in net interest margin in the three and nine-month periods ended September 30, 2022 as compared to the same periods in the prior year are detailed below:

Three Months Ended September 30, 2022 vs. September 30, 2021
Nonaccrual interest adjustments	0.12%
Impact of SBA Paycheck Protection Program loans	(0.18)%
Interest rates and loan fees	0.74%
Volume and mix of interest-earning assets	0.09%
Change in net interest margin	0.77%

Nine Months Ended September 30, 2022 vs. September 30, 2021
Nonaccrual interest adjustments	0.07%
Impact of SBA Paycheck Protection Program loans	(0.01)%
Interest rates and loan fees	0.25%
Volume and mix of interest-earning assets	(0.22)%
Change in net interest margin	0.09%

Components of Net Interest Margin
The following table compares average balances and rates as well as margins on earning assets for the three-month periods ended September 30, 2022 and 2021. Average yields or costs are calculated on a tax-equivalent basis.

(Dollars in Thousands)	Three Months Ended September 30,
					Interest income/				Average Tax Equivalent
	Average Balances		Change		expense		Change		Yields/Costs[6]
	2022	2021	$	%	2022	2021	$	%	2022	2021	Change
Interest-bearing deposits in other banks[1]	$324,280	$390,004	($65,724)	(17)%	$1,899	$149	$1,750	1,174%	2.29%	0.15%	2.14%
Taxable long-term investments[2]	677,807	388,778	289,029	74%	3,526	1,229	2,297	187%	1.98%	1.20%	0.78%
Non-taxable long-term investments[2]	802	853	(51)	(6)%	4	4	—	—%	2.80%	2.64%	0.16%
Loans held for sale	53,769	99,716	(45,947)	(46)%	656	727	(71)	(10)%	4.88%	2.92%	1.96%
Loans[3,4]	1,414,982	1,469,072	(54,090)	(4)%	21,474	19,173	2,301	12%	6.05%	5.19%	0.86%
Interest-earning assets[5]	2,471,640	2,348,423	123,217	5%	27,559	21,282	6,277	29%	4.47%	3.62%	0.85%
Nonearning assets	174,182	170,317	3,865	2%
Total	$2,645,822	$2,518,740	$127,082	5%

Interest-bearing demand	$688,566	$609,718	$78,848	13%	$562	$117	$445	380%	0.32%	0.08%	0.24%
Savings deposits	346,306	326,733	19,573	6%	130	122	8	7%	0.15%	0.15%	—%
Money market deposits	315,049	267,723	47,326	18%	158	97	61	63%	0.20%	0.14%	0.06%
Time deposits	167,112	176,287	(9,175)	(5)%	214	331	(117)	(35)%	0.51%	0.74%	(0.23)%
Total interest-bearing deposits	1,517,033	1,380,461	136,572	10%	1,064	667	397	60%	0.28%	0.19%	0.09%
Borrowings	24,573	24,962	(389)	(2)%	184	183	1	1%	2.92%	2.89%	0.03%
Total interest-bearing liabilities	1,541,606	1,405,423	136,183	10%	1,248	850	398	47%	0.32%	0.24%	0.08%
Non-interest bearing demand deposits	846,764	826,941	19,823	2%
Other liabilities	36,446	42,923	(6,477)	(15)%
Equity	221,006	243,453	(22,447)	(9)%
Total	$2,645,822	$2,518,740	$127,082	5%
Net interest income					$26,311	$20,432	$5,879	29%
Net interest margin									4.22%	3.45%	0.77%
Net interest margin on a tax equivalent basis									4.27%	3.47%	0.80%
Average loans to average interest-earning assets	57.25%	62.56%
Average loans to average total deposits	59.86%	66.55%
Average non-interest deposits to average total deposits	35.82%	37.46%
Average interest-earning assets to average interest-bearing liabilities	160.33%	167.10%

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
3Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $2.0 million and $3.9 in the third quarter of 2022 and 2021, respectively.
4Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $7.7 million and $12.7 million in the third quarter of 2022 and 2021, respectively.
5The Company does not have any fed funds sold or securities purchased with agreements to resell to disclose as part of its total interest-earning assets in the periods presented.
6Tax-equivalent yields/costs assume a federal tax rate of 21% and state tax rate of 7.43% for a combined tax rate of 28.43%.

    The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending September 30, 2022 and 2021. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates. The Company did not have any fed funds sold or securities purchased with agreements to resell for the three-month periods ending September 30, 2022 and 2021.

(In Thousands)	Three Months Ended September 30, 2022 vs. 2021
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Short-term investments	($21)	$1,771	$1,750
Taxable long-term investments	1,229	1,068	2,297
Nontaxable long-term investments	—	—	—
Loans held for sale	(430)	359	(71)
Loans	(260)	2,561	2,301
Total interest income	$518	$5,759	$6,277

Interest Expense:
Interest-bearing demand	$13	$432	$445
Savings deposits	7	1	8
Money market deposits	11	50	61
Time deposits	(18)	(99)	(117)
Interest-bearing deposits	13	384	397
Borrowings	(1)	2	1
Total interest expense	$12	$386	$398

The following table compares average balances and rates as well as margins on earning assets for the nine-month periods ended September 30, 2022 and 2021. Average yields or costs are calculated on a tax-equivalent basis.

(Dollars in Thousands)	Nine Months Ended September 30,
					Interest income/				Average Tax Equivalent
	Average Balances		Change		expense		Change		Yields/Costs[6]
	2022	2021	$	%	2022	2021	$	%	2022	2021	Change
Interest-bearing deposits in other banks[1]	$414,159	$240,635	$173,524	72%	$2,907	$248	$2,659	1,072%	0.93%	0.14%	0.79%
Taxable long-term investments[2]	586,268	347,033	239,235	69%	7,484	3,583	3,901	109%	1.64%	1.31%	0.33%
Non-taxable long-term investments[2]	816	855	(39)	(5)%	13	13	—	—%	2.76%	2.63%	0.13%
Loans held for sale	55,363	108,455	(53,092)	(49)%	1,682	2,272	(590)	(26)%	4.05%	2.79%	1.26%
Loans[3,4]	1,397,789	1,501,139	(103,350)	(7)%	58,523	56,015	2,508	4%	5.62%	5.01%	0.61%
Interest-earning assets[5]	2,454,395	2,198,117	256,278	12%	70,609	62,131	8,478	14%	3.88%	3.80%	0.08%
Nonearning assets	167,835	171,350	(3,515)	(2)%
Total	$2,622,230	$2,369,467	$252,763	11%

Interest-bearing demand	$678,043	$547,734	$130,309	24%	$844	$362	$482	133%	0.17%	0.09%	0.08%
Savings deposits	349,301	318,761	30,540	10%	376	377	(1)	—%	0.14%	0.16%	(0.02)%
Money market deposits	319,379	256,729	62,650	24%	363	323	40	12%	0.15%	0.17%	(0.02)%
Time deposits	172,274	178,601	(6,327)	(4)%	655	1,433	(778)	(54)%	0.51%	1.07%	(0.56)%
Total interest-bearing deposits	1,518,997	1,301,825	217,172	17%	2,238	2,495	(257)	(10)%	0.20%	0.26%	(0.06)%
Borrowings	24,674	25,031	(357)	(1)%	544	519	25	5%	2.91%	2.75%	0.16%
Total interest-bearing liabilities	1,543,671	1,326,856	216,815	16%	2,782	3,014	(232)	(8)%	0.24%	0.30%	(0.06)%
Non-interest bearing demand deposits	816,741	761,070	55,671	7%
Other liabilities	34,451	44,273	(9,822)	(22)%
Equity	227,367	237,268	(9,901)	(4)%
Total	$2,622,230	$2,369,467	$252,763	11%
Net interest income					$67,827	$59,117	$8,710	15%
Net interest margin									3.69%	3.60%	0.09%
Net interest margin on a tax equivalent basis									3.73%	3.62%	0.11%
Average loans to average interest-earning assets	56.95%	68.29%
Average loans to average total deposits	59.84%	72.77%
Average non-interest deposits to average total deposits	34.97%	36.89%
Average interest-earning assets to average interest-bearing liabilities	159.00%	165.66%
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
3Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $7.3 million and $11.5 million in the first nine months of 2022 and 2021, respectively.
4Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $9.2 million and $12.2 million in the first nine months of 2022 and 2021, respectively.
5The Company does not have any fed funds sold or securities purchased with agreements to resell to disclose as part of its total interest-earning assets in the periods presented.
6Tax-equivalent yields/costs assume a federal tax rate of 21% and state tax rate of 7.43% for a combined tax rate of 28.43%.

    The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the nine-month periods ending September 30, 2022 and 2021. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates. The Company did not have any fed funds sold or securities purchased with agreements to resell for the nine-month periods ending September 30, 2022 and 2021.

(In Thousands)	Nine Months Ended September 30, 2022 vs. 2021
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Short-term investments	$293	$2,366	$2,659
Taxable long-term investments	3,448	453	3,901
Nontaxable long-term investments	(1)	1	—
Loans held for sale	(1,370)	780	(590)
Loans	(4,621)	7,129	2,508
Total interest income	($2,251)	$10,729	$8,478

Interest Expense:
Interest-bearing demand	$58	$424	$482
Savings deposits	35	(36)	(1)
Money market deposits	73	(33)	40
Time deposits	(53)	(725)	(778)
Interest-bearing deposits	113	(370)	(257)
Borrowings	(7)	32	25
Total interest expense	$106	($338)	($232)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Credit loss expense on loans held for investment	($903)	($762)	($797)	($2,828)
Credit loss expense on unfunded commitments	550	(344)	757	(193)
Credit loss expense on available for sale debt securities	—	—	—	—
Credit loss expense on held to maturity securities	—	—	—	—
Credit loss expense on purchased receivables	—	—	—	—
Total credit loss (benefit) expense	($353)	($1,106)	($40)	($3,021)
The decrease in the benefit for credit losses for the three and nine-month periods ending September 30, 2022 as compared to the same periods in 2021 is primarily the result of higher forecasted unemployment rates and higher unfunded commitment balances. This change was partially offset by an increase in net loan recoveries to $1.3 million and $1.0 million during the three and nine-month periods ending September 30, 2022, respectively, as compared to $39,000 and $19,000, respectively, during the same periods in 2021. The ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, as well as loan portfolio composition, quality, and duration.

    Other Operating Income
    Other operating income for the three-month period ended September 30, 2022, decreased $4.0 million, or 31%, to $8.7 million as compared to $12.7 million for the same period in 2021, primarily due to a $4.2 million decrease in mortgage banking income in the third quarter of 2022 compared to the same quarter in 2021. The decrease in mortgage banking income in the three-month period ended September 30, 2022 as compared to the same period in 2021 was primarily due to decreased production volume due to decreased refinance activity resulting from increases in mortgage interest rates. This decrease was only partially offset by small increases in purchased receivable income, bankcard fees, and service charges on deposit accounts due to an increase in customers.

Other operating income for the nine-month period ended September 30, 2022, decreased $15.4 million, or 36%, to $27.3 million as compared to $42.7 million for the same period in 2021, primarily due to a $16.3 million decrease in mortgage banking income in the first nine months of 2022 compared to the same period in 2021 for largely the same reason outlined above. Additionally, there was a $1.2 million increase in unrealized loss on marketable securities. These decreases in other operating income were only partially offset by $2.0 million in life insurance proceeds received in connection with the death of the Company’s former Executive Vice President, General Counsel and Corporate Secretary who passed away on November 11, 2021, as well as a small increase in service charges on deposit accounts due to an increase in customers.
Other Operating Expense
    Other operating expense for the third quarter of 2022 decreased $248,000, or 1%, to $22.3 million as compared to $22.5 million for the same period in 2021 primarily due to a decrease in salaries and other personnel expense related to mortgage banking operations, which fluctuate with production volumes. This decrease was only partially offset by increases in OREO expense and insurance expense in the third quarter of 2022 compared to the same period in 2021. OREO expense increased due to a gain on sale recognized in the third quarter of 2021, and insurance expense increased due to higher FDIC insurance premiums primarily due to growth in the Company's balance sheet.
Other operating expense for the first nine months of 2022 increased $428,000, or 1%, to $66.6 million as compared to $66.2 million for the same period in 2021 primarily due to higher FDIC insurance expense related to the growth in the Company's balance sheet and higher OREO expenses for the same reasons noted above regarding the third quarter of 2022 as compared to the third quarter of 2021. Additionally, professional fees increased in the first nine months of 2022 as compared to 2021 due to increased investment management fees attributable to the growth in our investment portfolio.
Income Taxes
    For the third quarter and first nine months of 2022, Northrim recorded a lower effective tax rate as compared to the same periods in 2021 as a result of an increase in tax credits and tax exempt interest income as a percentage of pre-tax income in 2022. In the third quarter of 2022, Northrim recorded $2.9 million in state and federal income tax expense, for an effective tax rate of 22.41% compared to $2.8 million and 23.88% for the same period in 2021. For the first nine months of 2022, Northrim recorded $6.4 million in state and federal income tax expense, for an effective tax rate of 22.41% compared to $9.2 million in state and federal income tax expense, for an effective tax rate of 23.88% for the same period in 2021.

FINANCIAL CONDITION
    Balance Sheet Overview
Portfolio Investments
Portfolio investments, which include investment securities available for sale, investment securities held to maturity, and marketable equity securities, at September 30, 2022 increased 54%, or $244.7 million, to $699.8 million from $455.1 million at December 31, 2021 as the Company shifted short term cash balances from interest bearing deposits in other banks into slightly longer term, higher earning securities primarily through the purchase of agency and treasury securities during the first nine months of 2022.

The table below details portfolio investment balances by portfolio investment type:

	September 30, 2022		December 31, 2021
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
	Balance	% of total	Balance	% of total
U.S. Treasury and government sponsored entities	$564,072	80.6%	$341,480	75.0%
Municipal securities	796	0.1%	840	0.2%
Corporate bonds	66,692	9.5%	52,946	11.6%
Collateralized loan obligations	57,112	8.2%	51,418	11.3%
Preferred stock	11,149	1.6%	8,420	1.9%
Total portfolio investments	$699,821		$455,104

Loans and Lending Activities
The following table presents the concentration distribution of the loan portfolio, net of deferred fees and costs, as of the dates indicated:

	September 30, 2022		December 31, 2021
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial & industrial loans	$375,833	26.7%	$448,338	31.7%
Commercial real estate:
Owner occupied properties	329,813	23.4%	300,200	21.2%
Non-owner occupied and multifamily properties	449,760	32.0%	435,311	30.8%
Residential real estate:
1-4 family residential properties secured by first liens	39,208	2.8%	32,542	2.3%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	23,176	1.6%	19,610	1.4%
1-4 family residential construction loans	47,779	3.4%	36,222	2.6%
Other construction, land development and raw land loans	77,442	5.5%	88,094	6.2%
Obligations of states and political subdivisions in the US	24,830	1.8%	16,403	1.2%
Agricultural production, including commercial fishing	32,073	2.3%	27,959	2.0%
Consumer loans	4,168	0.3%	4,801	0.3%
Other loans	3,184	0.2%	4,406	0.3%
Total loans	$1,407,266		$1,413,886
Loans decreased by $6.6 million, or 0.5%, to $1.407 billion at September 30, 2022 from $1.414 billion at December 31, 2021, primarily as a result of decreased SBA PPP loans. Loans excluding PPP loans increased $100.3 million, or 8% to $1.396 billion at September 30, 2022 from $1.296 billion at December 31, 2021. Management believes that the significant outreach that the Company has done throughout the SBA PPP lending cycle to both existing customers and new PPP loan customers has contributed to growth in our market share for non-PPP lending relationships. PPP loans are included in commercial and industrial loans in the table above and totaled $11.3 million at September 30, 2022 and $118.2 million at December 31, 2021.

Information about loan concentrations

The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $59.6 million, or approximately 4% of loans as of September 30, 2022 have direct exposure to the oil and gas industry as compared to $63.6 million, or approximately 5% of loans as of December 31, 2021. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $81.4 million and $66.4 million at September 30, 2022 and December 31, 2021, respectively. The portion of the Company's ACL that related to the loans with direct exposure to the oil and gas industry was estimated at $511,000 as of September 30, 2022 and $684,000 as of December 31, 2021.

    The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	September 30, 2022	December 31, 2021
Commercial & industrial loans	$42,717	$45,338
Commercial real estate:
Owner occupied properties	9,321	10,244
Non-owner occupied and multifamily properties	6,153	6,564
Other loans	1,446	1,495
Total	$59,637	$63,641

The Company monitors other concentrations within the loan portfolio depending on trends in the current and future estimated economic conditions. At September 30, 2022, the Company had $119.8 million, or 9% of portfolio loans, in the Healthcare sector, $93.3 million, or 7% of portfolio loans, in the Tourism sector, $78.2 million, or 6% of portfolio loans, in the Fishing sector, $64.6 million, or 5% of portfolio loans, in the Accommodations sector, $60.4 million, or 4% of portfolio loans, in the Retail sector, $50.8 million, or 4% of portfolio loans, in the Aviation (non-tourism) sector, and $48.6 million, or 3% in the Restaurant sector.
The portion of the Company's ACL that related to the loans with exposure to these industries is estimated at the following amounts as of September 30, 2022:

(In Thousands)	Tourism	Aviation (non-tourism)	Healthcare	Retail	Fishing	Restaurant	Accommodations	Total
ACL	$505	$372	$971	$547	$571	$426	$523	$3,915

The following table sets forth information regarding changes in the ACL for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Balance at beginning of period	$11,537	$14,539	$11,739	$21,136
Cumulative effect of adoption of ASU 2016-13	—	—	—	(4,511)
Charge-offs:
Commercial & industrial loans	(45)	—	(506)	(273)
Consumer loans	(3)	—	(3)	—
Total charge-offs	(48)	—	(509)	(273)
Recoveries:
Commercial & industrial loans	1,325	23	1,441	235
Commercial real estate:
Owner occupied properties	55	2	55	6
Residential real estate:
1-4 family residential properties secured by first liens	5	—	5	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	9	9	30	29
Agricultural production, including commercial fishing	—	5	15	20
Consumer loans	2	—	3	2
Total recoveries	1,396	39	1,549	292
Net, charge-offs	1,348	39	1,040	19
(Benefit) provision for credit losses	(903)	(762)	(797)	(2,828)
Balance at end of period	$11,982	$13,816	$11,982	$13,816
    The following table sets forth information regarding changes in the ACL for unfunded commitments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Balance at beginning of period	$1,303	$1,567	$1,096	$187
Cumulative effect of adoption of ASU 2016-13	—	—	—	1,229
Adjusted balance, beginning of period	1,303	1,567	1,096	1,416
(Benefit) provision for credit losses	550	(344)	757	(193)
Balance at end of period	$1,853	$1,223	$1,853	$1,223
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

Deposits
Deposits are the Company’s primary source of funds. Total deposits increased $17.7 million, or 1%, to $2.439 billion as of September 30, 2022 compared to $2.422 billion as of December 31, 2021. The following table summarizes the Company's composition of deposits as of the periods indicated:

	September 30, 2022		December 31, 2021
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$861,378	35%	$887,824	37%
Interest-bearing demand	757,422	31%	692,683	29%
Savings deposits	344,975	14%	348,164	14%
Money market deposits	309,690	13%	314,996	13%
Time deposits	165,870	7%	177,964	7%
Total deposits	$2,439,335		$2,421,631
The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 93% of total deposits at September 30, 2022 and 93% of total deposits at December 31, 2021.
    The only deposit category with stated maturity dates is certificates of deposit. At September 30, 2022, the Company had $165.9 million in certificates of deposit as compared to certificates of deposit of $178.0 million at December 31, 2021. At September 30, 2022, $130.4 million, or 79%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $118.5 million, or 67%, of total certificates of deposit at December 31, 2021. The aggregate amount of certificates of deposit in amounts of $250,000 and greater at September 30, 2022 and December 31, 2021, was $65.8 million and $77.1 million, respectively. The following table sets forth the amount outstanding of deposits in amounts of $250,000 and greater by time remaining until maturity and percentage of total deposits as of September 30, 2022:

	Time Certificates of Deposit
	of $250,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$14,523	22%
Over 3 through 6 months	21,955	33%
Over 6 through 12 months	14,100	21%
Over 12 months	15,270	24%
Total	$65,848	100%

Borrowings
    FHLB: The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Bank’s assets. At September 30, 2022, our maximum borrowing line from the FHLB was $1.216 billion, approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. The Company has outstanding advances of $14.2 million as of September 30, 2022 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. These advances have original terms of either 18 or 20 years with 30 year amortization periods and fixed interest rates ranging from 1.23% to 3.25%.

    Federal Reserve Bank: The Federal Reserve Bank of San Francisco (the "Federal Reserve Bank") is holding $42.1 million of loans as collateral to secure the Company's ability to take advances through the discount window on September 30, 2022. There were no discount window advances outstanding at either September 30, 2022 or December 31, 2021.

    Other Short-term Borrowings: The Company is subject to provisions under Alaska state law, which generally limit the amount of outstanding debt to 35% of total assets or $945.6 million at September 30, 2022 and $948.0 million at December 31, 2021.

    At September 30, 2022 and December 31, 2021, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
    Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advances noted above as of September 30, 2022 or December 31, 2021.

Liquidity and Capital Resources
    The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company. Given that the Bank currently meets and the Bank anticipates that it will continue to meet, all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards, the Company expects to continue to receive dividends from the Bank during the remainder of 2022. Other available sources of liquidity for the bank holding company include the issuance of debt and the issuance of common or preferred stock. As of September 30, 2022, the Company has 10.0 million authorized shares of common stock, of which 5.7 million are issued and outstanding, leaving 4.3 million shares available for issuance. Additionally, the Company has 2.5 million authorized shares of preferred stock available for issuance.
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
The Company had cash and cash equivalents of $406.9 million, or 15% of total assets at September 30, 2022 compared to $645.8 million, or 24% of total assets as of December 31, 2021. The decrease in cash and cash equivalents is primarily due to an increase in available for sale securities, but is still elevated as compared to historical norms both in balance and as a percentage of total assets. The Company had other comprehensive losses, net of tax, of $12.0 million and $28.0 million for the three and nine-month periods ending September 30, 2022 primarily due to unrealized holding losses on available for sale securities due to increases in interest rates. Management does not believe that liquidation of these securities, which would result in realized losses, will occur prior to maturity of these securities. Furthermore, management expects that the Company's elevated level of liquidity will continue through the remainder of 2022 and potentially into subsequent years. Accordingly, management has invested in slightly longer term investment securities in 2021 and 2022 as compared to the last several years. As of September 30, 2022, the weighted average maturity of available for sale securities is 3.5 years compared to 4.1 years at December 31, 2021 and 2.6 years at December 31, 2020. At September 30, 2022, $29.5 million available for sale securities mature within one year, $129.6 million mature within one to two years, and $171.2 million mature within two to three years. Our total unfunded commitments to fund loans and letters of credit at September 30, 2022 were $466.6 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. At September 30, 2022, certificates of deposit totaling $130.4 million are scheduled to mature over the next 12 months and may be withdrawn from the Bank. Similar to loans, we do not expect that these maturing certificates of deposit, or other non-maturity deposits, to be withdrawn from the Bank in a manner that will strain liquidity; however, unforeseen future circumstances or events may cause higher than anticipated withdrawal of deposits or draws of unfunded commitments to fund new loans. Management believes that cash requirements to fund future non-deposit liabilities, including operating lease liabilities, other liabilities, or borrowings as of September 30, 2022, are not material to the Company's liquidity position as of September 30, 2022.
The Company has other available sources of liquidity to fund unforeseen liquidity needs. These include borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At September 30, 2022, our liquid assets were $651.5 million and our funds available for borrowing under our existing lines of credit were $1.263 billion. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient in the foreseeable future.

As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 "Financial Statements" of this report, net cash provided by operating activities was $40.8 million for the first nine months of 2022, primarily due to cash provided by net income and net proceeds from the sale of loans held for sale, which were only partially offset by cash used in connection with the origination of loans held for sale. Net cash used by investing activities was $275.4 million for the same period, primarily due to purchases of available for sale and held to maturity securities. This use of cash was only partially offset by a decrease in loans, primarily attributable to SBA PPP forgiveness. Net cash used by financing activities in the same period was $4.4 million, primarily due to repurchases of common stock and cash dividends paid to shareholders which were only partially offset by an increase in deposits.
Throughout our history, the Company has periodically repurchased for cash a portion of its shares of common stock in the open market. The Company repurchased 333,724 shares of its common stock under the Company's previously announced repurchase programs in the first nine months of 2022. At September 30, 2022, there are no shares remaining of the shares previously authorized for repurchase. The Company may elect to continue to repurchase our stock from time-to-time depending upon market conditions, but we can make no assurances that we will continue this program or that we will authorize additional shares for repurchase.
Capital Requirements and Ratios
    We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of September 30, 2022, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

    The table below illustrates the capital requirements in effect for the periods noted for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain capital ratios for the Bank in 2022, exceeding the FDIC’s requirements for the “well-capitalized” classification. The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering completed in the fourth quarter of 2005 is included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $10 million more in regulatory capital than the Bank at both September 30, 2022 and December 31, 2021, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

September 30, 2022
Total risk-based capital	8.00%	10.00%	13.75%	11.72%
Tier 1 risk-based capital	6.00%	8.00%	12.98%	10.96%
Common equity tier 1 capital	4.50%	6.50%	12.45%	10.97%
Leverage ratio	4.00%	5.00%	8.97%	7.55%

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
As of January 1, 2022, management utilizes and forecasts U.S. unemployment as the sole loss driver for all of the loan pools that utilize the DCF method. The Company's regression models for PD as of January 1, 2022 utilize peer historical loan level default data. Peers for this purpose include banks in the United States with total assets between $1 billion and $5 billion whose loan portfolios share certain characteristics with the Company's loan portfolio. Peers differ by loan segment; a bank is included in the peer group for each loan segment under the following circumstances:
•The percentage the balance of the loan segment compared to total loans over a five year look back period is within 1.5 standard deviations of the Company's data;
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Our assessment of market risk as of September 30, 2022 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of September 30, 2022, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Part I. Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as updated by the Company's periodic filings with the SEC. These risk factors have not changed materially as of September 30, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) There were no stock repurchases by the Company during the three-month period ending September 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
    Not applicable.

ITEM 5. OTHER INFORMATION
(a) Not applicable
(b) There have been no material changes to the procedures by which shareholders may nominate directors to the Company’s board of directors.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page for the Company's Quarterly Report on 10-Q for the quarter ended September 30, 2022 - formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NORTHRIM BANCORP, INC.

November 4, 2022	By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President, Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

November 4, 2022	By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)