Form 10-K
period 2022-12-31
NORTHRIM BANCORP INC
filed 2023-03-07
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K
(Mark One)
☑    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in this filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       ☐ Yes  ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $221,451,700.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  5,700,728 shares of Common Stock, $1.00 par value, as of March 6, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement on Schedule 14A, relating to the registrant’s annual meeting of shareholders to be held on May 25, 2023, are incorporated by reference into Part III of this Form 10-K.

PART I

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Northrim BanCorp Inc.’s style of banking, and the strength of the local economy in which we operate. All statements other than statements of historical fact, including statements regarding industry prospects, and future results of operations or financial position, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements, are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the effect of the novel coronavirus (“COVID-19”) pandemic and other infection illness outbreaks that may arise in the future and the resulting governmental or societal responses; impact of the results of government initiatives on the regulatory landscape, natural resource extraction industries, and capital markets; the impact of declines in the real estate market, high unemployment rates, inflationary pressures and slowdowns in economic growth; potential further increases in interest rates, inflation, supply-chain constraints, and potential geopolitical instability, including the war in Ukraine; financial stress on borrowers (consumers and businesses) as a result of higher rates or an uncertain economic environment; the general condition of, and changes in, the Alaska economy; our ability to maintain or expand our market share or net interest margin; the sufficiency of our allowance for loan losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to current expected credit losses accounting guidance; our ability to maintain asset quality; our ability to implement our marketing and growth strategies; our ability to identify and address cyber-security risks, including security breaches, “denial of service attacks,” “hacking,” and identity theft; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. In addition, there are risks inherent in the banking industry relating to collectability of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Item 1A. Risk Factors, and in our filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

ITEM 1.            BUSINESS
    In this document, please note that references to "we", "our", "us", or the "Company" mean Northrim BanCorp, Inc. and its subsidiaries, unless the context suggests otherwise.
General
    We are a publicly traded bank holding company headquartered in Anchorage, Alaska. The Company’s common stock trades on the Nasdaq Global Select Stock Market (“NASDAQ”) under the symbol, “NRIM.” The Company is regulated by the Board of Governors of the Federal Reserve System. We began banking operations in Anchorage in December 1990, and formed the Company as an Alaska corporation in connection with our reorganization into a holding company structure; that reorganization was completed effective December 31, 2001. The Company has grown to be the third largest commercial bank in Alaska in terms of deposits, with $2.4 billion in total deposits and $2.7 billion in total assets at December 31, 2022. Through our 18 banking branches and eight mortgage origination offices, we are accessible to approximately 90% of the Alaskan population.

    The Company has three direct wholly-owned subsidiaries:
•Northrim Bank (the “Bank”), a state chartered, full-service commercial bank headquartered in Anchorage, Alaska. The Bank is regulated by the Federal Deposit Insurance Corporation (the "FDIC") and the State of Alaska Department of Commerce, Community and Economic Development, Division of Banking and Securities.. The Bank has 18 branch locations in Alaska; eight in Anchorage, one in Wasilla, two in Juneau, two in Fairbanks, one in Ketchikan, one in Sitka, one in Eagle River, one in Nome, and one in Soldotna. Additionally, we have a loan production office in Kodiak. We operate in Washington State through Northrim Funding Services (“NFS”), a factoring business that the Bank started in 2004. We offer a wide array of commercial and consumer loan and deposit products, investment products, and electronic banking services over the Internet;
•Northrim Investment Services Company (“NISC”) was formed in November 2002. Through NISC, we own 22% of the total outstanding equity interest in Pacific Wealth Advisors, LLC (“PWA”), an investment advisory, trust, and wealth management business located in Seattle, Washington. PWA is a holding company that owns Pacific Portfolio Consulting, LLC and Pacific Portfolio Trust Company;
•Northrim Statutory Trust 2 (“NST2”), an entity that we formed in December 2005 to facilitate a trust preferred securities offering by the Company.
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
Business Strategy
    The Company’s primary objective is to be Alaska's most trusted financial institution by adding value for our customers, communities, and shareholders. We aspire to be Alaska's premier bank and employer of choice as a leader in financial expertise, products, and services. We value our state, and we are proud to be Alaskan. We embody Alaska's frontier spirit and values, and we support our communities. We have a sincere appreciation for our customers, and we strive to deliver superior customer first service that is reliable, ethical, and secure. We look for growth opportunities for our customers, our institution, and our employees.
    Our strategy is one of value-added growth. Management believes that calculated, sustainable organic and inorganic market share growth coupled with good asset quality, an appropriate core deposit and capital base, operational efficiency, diversified sources of other operating income, and improved profitability is the most appropriate means of increasing shareholder value.
    Our business strategy emphasizes commercial lending products and services through relationship banking with businesses and professional individuals. Because of our relatively small size, our experienced senior management team can be more involved with serving customers and making credit decisions, all of which are made in Alaska, allowing us to compete more favorably with larger competitors for business lending relationships. Our business strategy also emphasizes the origination of a variety of home mortgage loan products, most of which we sell to the secondary market. We retain servicing for home mortgages that we originate and sell to the Alaska Housing Finance Corporation ("AHFC"). We believe that there is opportunity to increase the Company’s loan portfolio, particularly in the commercial portion of the portfolio, in the Company’s current market areas through existing and new customers. We have targeted the acquisition of new customers in professional fields including physicians, dentists, accountants, and attorneys. In addition to lending products, in many cases commercial customers also require multiple deposit and affiliated services that add franchise value to the Company. We believe that these strategies will continue to benefit the Company in 2023, and we intend to continue to grow our balance sheet through increasing our market share.
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
Human Capital Resources
    We believe that we provide a high level of customer service. To achieve our objective of providing “Superior Customer First Service”, in managing its human capital resources, management emphasizes the hiring and retention of competent and highly motivated employees at all levels of the organization. Management believes that a well-trained and highly motivated core of employees allows maximum personal contact with customers in order to understand and fulfill customer needs and preferences. This “Superior Customer First Service” philosophy is combined with our emphasis on personalized, local decision making. The Company continues to enhance our company-wide employee training program which focuses on Northrim culture, "Superior Customer First Service", general sales and management skills, and various technical areas. All applicants and employees are treated with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability or protected veteran status. The Company complies with all applicable state and local laws governing nondiscrimination in employment in every location in which the Company operates.
The Company strives to continuously evaluate our human capital polices for improvement and alignment with current best practices. The Company recently added the Juneteenth National Independence Day and Indigenous People's Day to our lineup of paid holidays for employees. Additionally, effective January 1, 2022 the Company enhanced its paid parental leave program for employees following the birth of a child or the placement of a child in connection with an adoption. In the third quarter of 2022, the Company increased base wages for all Community Banking employees below the level of Senior Vice President. This pay increase was done outside of the normal annual salary review process in order to appropriately respond, in a timely manner, to inflationary and competitive wage pressures. Effective January 1, 2023, the Company increased its sick leave benefit from 32 to 40 hours per year and removed the legacy 3-day wait period to use this benefit.
Approximately 49% of the Company's employees are working remotely as of December 31, 2022 either on a full- or part-time basis, including employees that work remotely part-time and work in the office part-time, which we refer to as a "hybrid" work from home arrangement. Like many other entities, the percentage of the Company's work force that works remotely in some fashion increased during the pandemic and is expected to stay approximately consistent with current levels in the future as the Company has adjusted to the new environment. We also offer our employees other flexible work options, such as variable work hours, condensed workweeks and part-time hours. There have been no material impacts to our operations due to the increase in these alternative working arrangements, and we are pleased to provide our employees with more flexibility to accommodate their needs. In addition, Northrim provides for a strong work/life balance, including generous paid time off and paid parental leave.

Employee Profile
    We consider our relations with our employees to be highly satisfactory.  We had 469 full-time equivalent employees at December 31, 2022. None of our employees are covered by a collective bargaining agreement.  Of the 469 full-time equivalent employees, 336 were Community Banking employees and 133 were Home Mortgage Lending employees.
Among the Company's full-time equivalent employees as of December 31, 2022, 69% identify as women and 31% as men. Approximately 33% of the workforce identify as a member of a racial minority, 3% identify as individuals with a disability, and 1% identify as veterans. In executive and senior management positions, 43% identify as women and 57% as men as of December 31, 2022. Approximately 11% of those in executive and senior management positions identify as a member of a racial minority, 4% identify as individuals with a disability, and 4% identify as veterans.
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
Additionally, in 2021 and 2020, we originated a significant amount of Paycheck Protection Program ("PPP") loans. The Coronavirus Aid, Relief. and Economic Security ("CARES") Act established several new temporary U.S. Small Business Administration (“SBA”) loan programs to assist U.S. small businesses through the COVID-19 pandemic. One of the new loan programs is the PPP, an expansion of the SBA’s 7(a) loan program and the Economic Injury Disaster Loan Program. The American Rescue Plan Act of 2021 ("ARP Act") provided additional funding for the PPP. PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during this emergency. Eligible borrowers need to make a good faith certification that the uncertainty of current economic conditions make requesting assistance necessary to support ongoing operations. Pursuant to the provisions of Section 1106 of the CARES Act, borrowers may apply to the Bank for loan forgiveness of all or a portion of the loan, subject to certain eligibility requirements and conditions. As of December 31, 2022, $606.9 million or 99% of the PPP loans that the Company originated under the program have been forgiven.
Our lending operations are guided by loan policies, approval procedures, and amount limitations. Our loan policies outline the basic policies and procedures by which lending operations are conducted. Generally, the policies address our desired loan types, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations, and compliance with laws and regulations. The policies are reviewed and approved annually by the board of directors of the Bank.  Management has processes in place to analyze and manage various concentrations of credit within the overall loan portfolio. The Credit Administration Department monitors the procedures and processes for both the analysis and reporting of problem loans, and also develops strategies to resolve problem loans based on the facts and circumstances for each loan. Finally, our Internal Audit Department also performs an independent review of each loan portfolio for compliance with loan policy, as well as a review of credit quality. The Internal Audit review follows the FDIC sampling guidelines and a review of each portfolio is performed on an annual basis.
    Purchase of accounts receivable:  We provide short-term working capital to customers primarily in our Alaska markets as well as Washington, Oregon and some other states by purchasing their accounts receivable through NFS. Our purchased receivable activity is guided by policies that outline risk management, documentation, and approval limits.  In 2023, we expect NFS to continue to penetrate these markets and to continue to contribute to the Company’s profitability.
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
    Other Services: In addition to our traditional deposit and lending services, we offer our customers several convenience services:  Mobile Web and Text Banking, consumer online account opening, Personal Finance, Online Documents, Consumer Debit Cards, Business Debit Cards, My Rewards for consumer debit cards, retail lockbox services, card controls, Consumer Credit Cards, Business Credit Cards, Corporate Purchase Cards, Integrated Payables, home equity advantage access cards, telebanking, and automated teller services.  Other services include personalized checks at account opening, overdraft protection from a savings account, commercial drive-up banking at many locations, automatic transfers and payments, People Pay (a peer-to-peer payment functionality), external transfers, Bill Pay, wire transfers, direct payroll deposit, electronic tax payments, Automated Clearing House origination and receipt, remote deposit capture, account reconciliation and positive pay, merchant services, cash management programs and sweep options to meet the needs of business customers, annuity products, and long term investment portfolios.
    Other Services Provided Through Affiliates:  Our affiliate PWA provides investment advisory, trust, and wealth management services for customers who are primarily located in the Pacific Northwest and Alaska. We plan to continue to leverage these affiliate relationships to strengthen our existing customer base and bring new customers into the Bank.
    Significant Business Concentrations: No individual or single group of related accounts is considered material in relation to our total assets or total revenues, or to the total assets, deposits or revenues of the Bank, or in relation to our overall business. Based on classification by North American Industry Classification System ("NAICS"), there are no segments that exceed 10% of portfolio loans, except for real estate (see Note 5, Loans and Credit Quality, of the Notes to Consolidated Financial Statements included in Part II. Item 8 of this report for a breakout of real estate loans). In addition to its review of NAICS codes, the Company has also identified concentrations in various industries that may be adversely impacted by the COVID-19 pandemic and a decline in oil prices. We estimate that as of December 31, 2022 the Company had $126.5 million, or 8% of total loans, in the healthcare sector, $96.3 million, or 6% of portfolio loans, in the tourism sector, $83.4 million, or 6%, in the oil and gas sector, $70.8 million, or 5% of total loans in the fishing sector, $65.1 million, or 4% in the accommodations sector, $50.8 million, or 3% of portfolio loans, in the aviation (non-tourism) sector, $54.8 million, or 4%, in retail loans, and $46.9 million, or 3% in the restaurants and breweries sector. Additionally, approximately 38% of our loan portfolio at December 31, 2022 is attributable to 44 large borrowing relationships. Moreover, our business activities are currently focused primarily in the state of Alaska. Consequently, our results of operations and financial condition are dependent upon the general trends in the Alaska economy and, in particular, the residential and commercial real estate markets in Anchorage, Juneau, Fairbanks, the Matanuska-Susitna Valley, Ketchikan, Sitka, and to a lesser extent, the Kenai Peninsula, Kodiak and Nome.
    Home Mortgage Lending
    Lending Services: The Company originates 1-4 family residential mortgages, the majority of which are located in Alaska, most of which we sell to the secondary market. Residential mortgage choices include several products from AHFC including first-time homebuyer, veteran's and rural community programs; Federal Housing Authority, or "FHA" loans; Veterans Affairs, or "VA" loans; Jumbo loans; and various conventional mortgages. The Company retains servicing rights on loans sold to AHFC since implementing a loan servicing program in July 2015.
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
Recent Economic Developments
The Alaska economy continued to recover in 2022 from the effects of the COVID pandemic. Jobs steadily increased throughout the year and unemployment remains low. Continued high inflation is impacting business activity, and incomes are rising, but not at the same pace as inflation. Average home sales prices were at record highs, but the number of units sold has declined as interest rates rose rapidly. Alaska is enjoying a healthy rebound in tourism activity and the construction, warehousing and transport sectors are performing well. Energy exploration success is projected to translate into new oil production which could help support Alaska state government budgets in the future.
The Alaska Department of Labor ("DOL") has released preliminary data through December of 2022. The DOL reports total payroll jobs in Alaska increased 2.1% or 6,400 jobs compared to December of 2021. Nearly all private sectors showed year over year growth in jobs with the exception of Manufacturing (down 300) and State Government (down 600). Trade, Transport and Utilities grew 9% in 2022, adding 1,800 job since December of 2021. Leisure and Hospitality also grew by 1,800 jobs in the same time period, which was 6.2% growth for the tourism dependent sector. Oil and Gas increased by 5.9% or 400 jobs between December of 2021 and 2022. Other Services grew 5.8%; Professional and Business Services added 2.3%; Local Government increased by 2% and Construction grew 1.4% in 2022.

The DOL also reported Alaska’s seasonally adjusted unemployment rate for December of 2022 was 4.3% compared to 3.5% for the U.S.

Alaska’s Gross State Product (“GSP”) in the third quarter of 2022, was estimated to be $65.1 billion in “nominal” terms, according to the Federal Bureau of Economic Analysis ("BEA"). Alaska’s inflation adjusted “real” GSP grew at an annualized rate of 8.7% in the third quarter of 2022 in the BEA’s most recent report published December 23, 2022. Alaska’s third quarter performance was the highest growth rate of all 50 states. Real GSP increased in 47 of the 50 U.S. states in the third quarter of 2022 at an average rate of 3.2%. Alaska’s real GSP improvement was primarily due to gains in the Oil and Gas sector, followed by growth in Transportation and Warehousing.

The BEA also calculated Alaska’s seasonally adjusted personal income at $51 billion in the third quarter of 2022, an improvement of 5.8% over the prior quarter on an annualized basis. The national average was an increase of 5.3% for the same period.

The price of Alaska North Slope (“ANS”) crude oil averaged $91.41 per barrel in the State’s fiscal year, which ended June 30, 2022. The Alaska State Department of Revenue (“DOR”) forecasts ANS oil to average $88.45 per barrel in Alaska's fiscal year 2023 and $81.00 in 2024. The average monthly price for ANS in January of 2023 was $80.87. The DOR calculated ANS crude oil production was 486 thousand barrels per day in Alaska’s fiscal year, ending June 30, 2022. They forecast production to increase to 501 thousand barrels per day in Alaska’s fiscal year 2023 and 512 thousand barrels per day in 2024. This is primarily a result of new production coming on line in the NPR-A region west of Prudhoe Bay.

According to the Mortgage Bankers Association, Alaska’s home mortgage delinquency rate at the end of 2022 was 2.9%. This is identical to the rate in Alaska at the end of 2019. The delinquency rate increased to 6.2% at the end of 2020 after the effects of COVID impacted jobs. The rate improved to 4.1% at the end of 2021 and has now returned to pre-COVID levels. Alaska’s current delinquency rate of 2.9% compares to the average rate across the U.S. of 3.9%. The Mortgage Bankers Association survey also reported that the mortgage foreclosure inventory in Alaska at the end of 2022 was 0.54% and the national average was 0.57%.

According to the Alaska Multiple Listing Services, the average sales price of a single family home in Anchorage rose 7.7% in 2022 to $456,610. This was the fifth consecutive year of price increases, following growth of 6.9% in 2021 and 5.8% in 2020. Average sales prices in the Matanuska Susitna Borough rose 10% in 2022 to $382,528, continuing a trend of average price increases for more than a decade. Average home prices in the Matanuska Susitna Borough increased 15.6% in 2021 and 9.9% in 2020. These two markets represent where the vast majority of the Bank’s residential lending activity occurs.

The number of housing units sold in Anchorage did slow in 2022 by 21.3% compared to 2021, as reported by the Alaska Multiple Listing Services. The number of units sold in Anchorage had been increasing for the prior three years, growing by 11.2% in 2021. The Matanuska Susitna Borough also experienced a lower volume of home sales, down 11.9% in 2022 compared to the prior year. The number of units sold in the Matanuska Susitna Borough had been increasing for the prior four years and grew by 11.7% in 2021.

A material portion of our loans at December 31, 2022, were secured by real estate located in greater Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast Alaska. In 2022, 25% of our revenue was derived from the residential housing market in the form of loan fees and interest on residential construction and land development loans and income from our Home Mortgage Lending segment as compared to 38% and 47% in 2021 and 2020, respectively. Real estate values generally are affected by economic and other conditions in the area where the real estate is located, fluctuations in interest rates, changes in tax and other laws, and other matters outside of our control. A decline in real estate values in the greater Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast Alaska areas could significantly reduce the value of the real estate collateral securing our real estate loans and could increase the likelihood of defaults under these loans.

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
    The oil industry plays a significant role in the economy of Alaska, but revenues for the State of Alaska are less dependent on the oil industry than they have been historically due to the implementation of a percent of market value ("POMV") concept that has balanced and created more certainty in state revenue streams. Part of the POMV concept creates an allocation of a portion of investment earnings to unrestricted revenue instead of restricted revenue. According to the State of Alaska Department of Revenue, in 2022 and 2021, investment earnings represented $3.0 million, or 43%, and $3.1 million, or 65%, respectively, of unrestricted revenues. As of December 31, 2022, Alaska's Constitutional Budget Reserve was $1.1 billion and the Alaska Permanent Fund had a balance of $74.5 billion.  Investment revenue generated by the Alaska Permanent Fund is also used to pay an annual dividend to every eligible Alaskan citizen.
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

    We believe our exposure to the tourism industry diversifies the Company's customer base in the long-term. We believe this helps mitigate the effect that a decline in natural resource industries, specifically the oil industry, in Alaska would have on the Company's operations. Southeast Alaska is the primary destination for cruise ships that visit Alaska. Based on the latest information from Rain Coast Data, approximately one million cruise ship tourists have visited Southeast Alaska annually in recent years, except in 2020 when there were no cruise visitors and in 2021 when there were roughly 116,000 cruise visitors according to State of Alaska Department of Labor and Workforce Development ("SOADLWD"). These declines were due to the COVID-19 pandemic. The SOADLWD reported in its January 2023 issue of Alaska Economic Trends Magazine that the cruise industry brought 1.2 million cruise ship visitors to Alaska in 2022, and this total is expected to increase in 2023.

    Alaska’s residents are not subject to any state income or state sales taxes.  For over 40 years, Alaska residents have received annual distributions payable in October of each year from the Alaska Permanent Fund Corporation, which is supported by royalties from oil production.  The distribution was $3,284 per eligible resident in 2022 for an aggregate distribution of approximately $2.1 billion. The Anchorage Economic Development Corporation estimates that, for most Anchorage households, distributions from the Alaska Permanent Fund Corporation exceed other Alaska taxes to which those households are subject.
Competition
    We operate in a highly competitive and concentrated banking environment. We compete not only with other commercial banks, but also with many other financial competitors, including credit unions (including Global Credit Union, formerly Alaska USA Federal Credit Union, one of the nation’s largest credit unions), finance companies, mortgage banks and brokers, securities firms, insurance companies, private lenders, and other financial intermediaries, many of which have a state-wide or regional presence, and in some cases, a national presence. Many of our competitors have substantially greater resources and capital than we do and offer products and services that are not offered by us. Our non-bank competitors also generally operate under fewer regulatory constraints, and in the case of credit unions, are not subject to income taxes. We estimate that credit unions in Alaska have a 43% share of total deposits held in banks and credit unions in the state as of June 30, 2022.  Changes in credit union operating practices have effectively eliminated the “common bond” of membership requirement and liberalized their lending authority to include business and real estate loans on par with commercial banks. The differences in resources and regulation may make it harder for us to compete profitably, to reduce the rates that we can earn on loans and investments, to increase the rates we must offer on deposits and other funds, and adversely affect our financial condition and earnings.
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
    Currently, there are seven commercial banks operating in Alaska. At June 30, 2022, the date of the most recently available information, Northrim Bank had approximately a 14% share of the Alaska bank deposits, 18% in the Anchorage area, 23% in Juneau, 17% in Matanuska-Susitna, 14% in Sitka, 12% in Fairbanks, 9% in Ketchikan, and 8% in the Kenai Peninsula.

    The following table sets forth market share data for the banks and credit unions having a presence in Alaska as of June 30, 2022, the most recent date for which comparative deposit information is available.

Financial institution	Number of branches	Total deposits (in thousands)	Market share of total financial institution deposits	Market share of total bank deposits
Northrim Bank(1)	17	$2,361,055	8%	14.0%
Wells Fargo Bank Alaska(1)	39	7,536,026	26%	44.5%
First National Bank Alaska(1)	27	4,161,642	14%	24.6%
Key Bank(1)	11	1,184,196	4%	7.0%
First Bank(1)	9	709,329	2%	4.2%
Mt. McKinley Bank(1)	5	548,045	2%	3.2%
Denali State Bank(1)	5	420,098	1%	2.5%
Total bank branches	113	$16,920,391	57%	100%
Credit unions(2)	86	$12,659,034	43%	NA
Total financial institution branches	199	$29,579,425	100%	100%
 (1) FDIC Summary of Deposits as of June 30, 2022.
 (2) SNL Financial Deposit Market Share Summary as of June 30, 2022.

Supervision and Regulation
    The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “BHC Act”) registered with and subject to examination by the Board of Governors of the Federal Reserve System (the “FRB”). The Company’s bank subsidiary is an Alaska-state chartered commercial bank and is subject to examination, supervision, and regulation by the Alaska Department of Commerce, Community and Economic Development, Division of Banking and Securities (the “Division”). The FDIC insures the Bank’s deposits and also examines, supervises, and regulates the Bank. The Company’s affiliated investment advisory and wealth management company, Pacific Portfolio Consulting, LLC, is subject to and regulated under the Investment Advisors Act of 1940 and applicable state investment advisor rules and regulations. The Company’s affiliated trust company, Pacific Portfolio Trust Company, is regulated as a non-depository trust company under the trust company laws of the State of Washington and is subject to supervision and examination by the Washington State Department of Financial Institutions.

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

The Dodd-Frank Act significantly modified and expanded the legal and regulatory requirements imposed on banks and other financial institutions. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance coverage to $250,000 per depositor and deposit insurance assessments paid by the Bank are now based on the Bank’s total assets. Other Dodd-Frank Act changes include: (i) tightened capital requirements for the Bank and the Company; (ii) new requirements on parties engaged in residential mortgage origination, brokerage, lending and securitization; (iii) expanded restrictions on affiliate and insider transactions; (iv) enhanced restrictions on management compensation and related governance procedures; (v) creation of a federal Consumer Financial Protection Bureau (the "CFPB") with broad authority to regulate consumer financial products and services; and (vi) restrictions and prohibitions on the ability of banking entities to engage in proprietary trading and to invest in or have certain relationships with hedge funds and private equity funds.

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

The Gramm-Leach-Bliley Act (the “GLB Act”) also included extensive consumer privacy provisions. These provisions, among other things, limit the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated third parties. The Fair and Accurate Credit Transaction Act (“FACT Act”) requires financial institutions to develop and implement an identity theft prevention program to detect, prevent and mitigate identity theft “red flags” to reduce the risk that customer information will be misused to conduct fraudulent financial transactions. As a result of the Dodd-Frank Act, the rule-making authority for the privacy provisions of the GLB Act has been transferred to the CFPB. In addition, the states are permitted to adopt more extensive privacy protections through legislation or regulation.

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

Various federal and state statutory provisions also limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. The FDIC or the Division could take the position that paying a dividend would constitute an unsafe or unsound banking practice. In addition, recent capital rules may affect the Bank's ability to pay dividends.

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

Management intends to maintain capital ratios for the Bank in 2023 that exceed the FDIC’s requirements for the “well-capitalized” capital requirement classification. The dividends that the Bank pays to the Company will be limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.

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

In May 2022, the FDIC, the Office of the Comptroller of the Currency (“OCC”), and the FRB jointly issued an Advance Notice of Proposed Rulemaking (“ANPR”) that invited public comment on an approach to modernize the regulations that implement the CRA by strengthening, clarifying, and tailoring them to reflect the current banking landscape and better meet the core purpose of the CRA. We will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

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

The Bank is an SBA lender and began accepting applications under the PPP via its online application process on April 3, 2020. As of December 31, 2021, the Bank had 1,320 PPP loans totaling $122.7 million outstanding. As of December 31, 2022, the Bank had 29 PPP loans totaling $7.3 million outstanding.

In March 2022, the Securities and Exchange Commission (“SEC”) published proposed rules relating to risk management, strategy, governance and incident disclosure which would be applicable to public companies in preparing disclosures about cybersecurity risks and incidents. These SEC proposed rules, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

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
Interest Rate and Inflation Risk Factors

•Changes in market interest rates could adversely impact the Company.
•Inflationary pressures and rising prices may affect our results of operations and financial condition.

Operational, Strategic and Business Risk Factors

•Current economic conditions in the State of Alaska pose challenges for us and could adversely affect our financial condition and results of operations.
•Our concentration of operations in the Anchorage, Matanuska-Susitna Valley, Fairbanks and Southeast areas of Alaska makes us more sensitive to downturns in those areas.
•Our allowance for credit losses may be insufficient.
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
•Real estate values may decrease leading to additional and greater than anticipated loan charge-offs.
•We may be unable to attract and retain key employees and personnel.
•Liquidity risk could impair our ability to fund operations and jeopardize our financial conditions.
•A failure of a significant number of our borrowers, guarantors and related parties to perform in accordance with the terms of their loans would have an adverse impact on our results of operations.
•The ongoing COVID-19 pandemic, or a similar health crisis, may adversely impact our business and financial results.

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
•Deposit insurance premiums could increase further in the future.

Accounting, Tax and Financial Risk Factors

•Changes in income tax laws and interpretations, or in accounting standards, could materially affect our financial condition or results of operations.
•The replacement of the London Inter-Bank Offered Rate ("LIBOR") may adversely affect our business.

Stock Ownership Risk Factors

•Our ability to pay dividends, repurchase our shares, or to repay our indebtedness depends upon liquid assets held by the Company and the results of operations of our subsidiaries and their ability to pay dividends.
•There can be no assurance that the Company will continue to repurchase stock.
•The market price for our common stock may be volatile.
•There may be future sales or other dilution of the Company’s equity, which may adversely affect the market price of our common stock.
•The Company’s business or the value of its common stock could be negatively affected as a result of actions by activist shareholders.

General Risk Factors

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

Interest Rate and Inflation Risks

Changes in market interest rates could adversely impact the Company.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, inflationary trends, changes in government spending and debt issuances and policies of various governmental and regulatory agencies and, in particular, the FRB. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities, and rates paid on deposits and borrowings. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. These impacts may negatively impact our ability to attract deposits, make loans, and achieve satisfactory interest rate spreads, which could adversely affect our financial condition or results of operations. In particular, increases in interest rates have in the past and will likely in the future reduce RML’s revenues by reducing the market for refinancings, as well as the demand for RML’s other residential loan products. Additionally, increases in interest rates may impact our borrowers' ability to make loan payments, particularly in our commercial loan portfolio.

Interest rates may be affected by many factors beyond our control, including general and economic conditions and the monetary and fiscal policies of various governmental and regulatory authorities. Beginning early in 2022, in response to growing signs of inflation, the FRB has increased interest rates rapidly. Although it is expected that the FRB will continue to increase the target federal funds rate in 2023 to combat recent inflationary trends, if interest rates do not rise, or if the FRB were to lower the target federal funds rate to below 0%, these low rates could continue to constrain our interest rate spread and may adversely affect our business forecasts. On the other hand, increases in interest rates, to combat inflation or otherwise, may result in a change in the mix of noninterest and interest-bearing accounts. All else being equal, if the interest rates on the Company's interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result would be a reduction in net interest income and with it, a reduction in net income. In addition, anticipated changes in interest rates generally impact the mortgage rate market prior to the actual rate change. We are unable to predict changes in interest rates, which are affected by factors beyond our control, including inflation, deflation, recession, unemployment, money supply and other changes in financial markets. Exposure to interest rate risk is managed by monitoring the repricing frequency of our rate-sensitive assets and rate-sensitive liabilities over any given period. Although we believe the current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates could potentially have an adverse effect on our business, financial condition and results of operations.

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation has continued rising in 2022 at levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout 2022 and are likely to continue into 2023. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations increasing our credit risk. Sustained higher interest rates by the FRB may be needed to tame persistent inflationary price pressures, which could push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our regional markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

Operational, Strategic and Business Risks

    Current economic conditions in the State of Alaska pose challenges for us and could adversely affect our financial condition and results of operations.
    We are operating in an uncertain economic environment. The pandemic caused a global economic slowdown, and while we have seen economic recovery, continuing supply chain issues, fluctuations in oil prices, labor shortages and inflation risk are affecting the continued recovery. In the longer term, relatively low oil prices are expected to negatively impact the overall economy in Alaska on a larger scale as we estimate that one third of the Alaskan economy is related to oil. Financial institutions continue to be affected by changing conditions in the real estate and financial markets, along with an arduous regulatory climate. Continued economic uncertainty and a recessionary or stagnant economy could result in financial stress on the Bank's borrowers, which could adversely affect our business, financial condition and results of operations. Deteriorating conditions in the regional economies of Anchorage, Matanuska-Susitna Valley, Fairbanks, and the Southeast areas of Alaska served by the Company could drive losses beyond that which is provided for in our allowance for loan losses. We may also face the following risks in connection with events:

▪	Ineffective monetary policy could cause rapid changes in interest rates and asset values that would have a materially adverse impact on our profitability and overall financial condition.
▪	Market developments and economic stagnation may affect consumer confidence levels and may cause adverse changes in payment patterns, resulting in increased delinquencies and default rates on loans and other credit facilities.
▪	Regulatory scrutiny of the industry could increase, leading to harsh regulation of our industry that could lead to a higher cost of compliance, limit our ability to pursue business opportunities and increase our exposure to litigation.
▪	Further erosion in the fiscal condition of the U.S. Treasury could lead to new taxes that would limit the ability of the Company to pursue growth and return profits to shareholders.
    If these conditions or similar ones develop, we could experience adverse effects on our financial condition and results of operations.
    Our concentration of operations in the Anchorage, Matanuska-Susitna Valley, Fairbanks and Southeast areas of Alaska makes us more sensitive to downturns in those areas.
    Substantially all of our business is derived from the Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast areas of Alaska.  The majority of our lending has been with Alaska businesses and individuals. At December 31, 2022, less than 1% of the Bank's loans are PPP loans which are 100% guaranteed by the SBA. Of the remaining loan portfolio, excluding PPP loans, approximately 69% of loans are secured by real estate and 1% are unsecured. Approximately 30% are for general commercial uses, including professional, retail, and small businesses, and are secured by non-real estate assets.  Repayment is expected from the borrowers’ cash flow or, secondarily, the collateral. Our exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value.  These areas rely primarily upon the natural resources industries, particularly oil production, as well as tourism and government and U.S. military spending for their economic success.  In particular, the oil industry plays a significant role in the Alaskan economy.
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
Interest rate changes, such as rate increases implemented by the FRB, have in the past, and may in the future, result in lower rate locks and closed loan volume, which may adversely impact the earnings and results of operations of RML. In addition, the recent increase and future increase, as is currently expected, in interest rates has in the past, and may in the future, materially and adversely affect our future loan origination volume and margins.
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
    Additionally, under our loan servicing program we retain servicing rights on mortgage loans originated by RML and sold to AHFC. If we breach any of the representations and warranties in our servicing agreements with AHFC, we may be required to repurchase any loan sold under this program and record a loss upon repurchase and/or bear any subsequent loss on the loan. We may not have any remedies available to us against third parties for such losses, or the remedies might not be as broad as the remedies available to the Alaska Housing Finance Corporation against us.
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
    Approximately 69% of the Bank’s loan portfolio, excluding PPP loans, at December 31, 2022 consisted of loans secured by commercial and residential real estate located in Alaska. Additionally, all of the Company's loans held for sale are secured by residential real estate. A slowdown in the residential sales cycle in our major markets and a constriction in the availability of mortgage financing, would negatively impact residential real estate sales, which would result in customers’ inability to repay loans.  This would result in an increase in our non-performing assets if more borrowers fail to perform according to loan terms and if we take possession of real estate properties. Additionally, if real estate values decline, the value of real estate collateral securing our loans could be significantly reduced.  If any of these effects continue or become more pronounced, loan losses will increase more than we expect and our financial condition and results of operations would be adversely impacted.
    Further, approximately 55% of the Bank’s loan portfolio at December 31, 2022 consisted of commercial real estate loans.   While our investments in these types of loans have not been as adversely impacted as residential construction and land development loans, there can be no assurance that the credit quality in these portfolios will remain stable.  Commercial construction and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers.  Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to significantly greater risk of loss compared to an adverse development with respect to a consumer loan.  The credit quality of these loans may deteriorate more than expected which may result in losses that exceed the estimates that are currently included in our loan loss allowance, which could adversely affect our financial condition and results of operations.
    We may be unable to attract and retain key employees and personnel.
    We will be dependent for the foreseeable future on the services of Joseph M. Schierhorn, our Chairman of the Board, President, Chief Executive Officer, and Chief Operating Officer of the Company; Michael Huston, our President and Chief Lending Officer of Northrim Bank; Jed W. Ballard, our Executive Vice President and Chief Financial Officer; and Amber Zins, our Executive Vice President and Chief Operating Officer of Northrim Bank. While we maintain keyman life insurance on the lives of Messrs. Schierhorn, Huston, Ballard and Ms. Zins in the amounts of $2.4 million, $2 million, $2 million and $2 million, respectively, we may not be able to timely replace these key employees with a person of comparable ability and experience should the need to do so arise, causing losses in excess of the insurance proceeds. The unexpected loss of key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings.
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
The ongoing COVID-19 pandemic, or a similar health crisis, may adversely impact our business and financial results.

The COVID-19 pandemic has created economic and financial disruptions that may adversely affect, our business, financial condition, liquidity and results of operations. The extent to which the COVID-19 pandemic, or a similar health crisis, will negatively affect our business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted and many of which are outside of our control, including the scope and duration of the pandemic, the emergence of new variants, the effectiveness of our pandemic response plans, the direct and indirect impact of the pandemic on our employees, customers, clients, counterparties and service providers, as well as other market participants, and actions taken, or that may yet be taken, or inaction, by governmental authorities and other third parties in response to the pandemic. Should the pandemic continue for a more extended period or worsen, we may face additional circumstances such as significant draws on credit lines should customers seek to increase liquidity. Furthermore, should the pandemic continue, we may experience increased rates of employee illness or unavailability, and may experience challenges recruiting new employees.

Any disruption to our ability to deliver financial products or services to, or interact with, our clients and customers could result in losses or increased operational costs, regulatory fines, penalties and other sanctions, or harm our reputation. We are also subject to litigation and reputational risk arising from our response to the COVID-19 pandemic.

Governments have taken unprecedented steps to partially mitigate the adverse effects of their containment measures. For example, in late March 2020, the CARES Act was enacted to inject more than $2 trillion of financial assistance into the U.S. economy, followed by additional COVID relief legislation of approximately $900 million in December 2020. In March 2021 the ARP Act was enacted to inject an additional $1.9 trillion in financial relief and economic stimulus. Whether the economic stimulus will have a lasting positive effect or whether it will contribute to higher inflation or other economic ill effects is unknown.

To the extent the pandemic adversely affects our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this report.

Regulatory, Legislative and Legal Risks
We operate in a highly regulated environment and changes of or significant increases in banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us.
We are subject to extensive regulation, supervision and examination by federal and state banking authorities. In addition, as a publicly-traded company, we are subject to regulation by the SEC and NASDAQ.  Any change in applicable regulations or federal or state legislation or in policies or interpretations or regulatory approaches to compliance and enforcement, income tax laws and accounting principles could have a substantial impact on us and our operations. Changes in laws and regulations may also increase our expenses by imposing additional fees or taxes or restrictions on our operations. Significant changes in SEC regulations, such as the proposed climate change disclosures and other regulatory initiatives, can dramatically shift resources and costs to ensure adequate compliance. Additional legislation and regulations that could significantly affect our authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations.

The Dodd-Frank Act has had a substantial impact on our industry, including the creation of the CFPB with broad powers to regulate consumer financial products such as credit cards and mortgages, the creation of a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, has resulted in new capital requirements from federal banking agencies, placed new limits on electronic debit card interchange fees, and requires banking regulators, the SEC and national stock exchanges to adopt significant new corporate governance and executive compensation reforms. Regulators have significant discretion and authority to prevent or remedy practices that they deem to be unsafe or unsound, or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory authority may have a negative impact on our financial condition and results of operations. Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies, including the FRB.

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
    Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The FRB has, and is likely to continue to have, an important impact on the operating results of depository institutions through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The FRB affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. The FRB raised the federal funds rate target to 4.50%-4.75% in February 2023 and also indicated that due to continuing rising inflation it expects to continue raise interest rates in the near term. While we expect the FRB to raise short-term interest rates in the first half 2023, we cannot predict the nature or impact of future changes in monetary and fiscal policies.

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
Deposit insurance premiums could increase further in the future.

The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund ("DIF") at a specific level. Historically, unfavorable economic conditions increased bank failures and these additional failures decreased the DIF. In order to restore the DIF to its statutorily mandated minimums the FDIC significantly increased deposit insurance premium rates, including the Bank's. FDIC insurance premiums could increase in the future in response to similar declining economic conditions. More recently, extraordinary growth in insured deposits caused the ratio of the DIF to total insured deposits to fall below the current statutory minimum of 1.35%. The FDIC has also established a higher reserve ratio of 2% as a long term goal and the minimum level needed to withstand future financial crises of the magnitude of past crises. The FDIC may increase the assessment rates or impose additional special assessments in the future to restore and then steadily increase the DIF to these statutory target levels. Any increase in the Bank's FDIC premiums could have an adverse effect on its business, financial condition and results of operations.

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

The replacement of the London Inter-Bank Offered Rate ("LIBOR") may adversely affect our business.

Certain loans made by us are made at variable rates that use LIBOR as a benchmark for establishing the interest rate. In addition, we also have investments and interest rate derivatives that reference LIBOR. On July 27, 2017, the United Kingdom’s Financial Conduct Authority ("FCA") announced that it intended to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 30, 2020 to facilitate an orderly LIBOR transition the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Board of Governors of the Federal Reserve jointly announced that entering into new contracts using LIBOR as a reference rate after December 31, 2021 would create a safety and soundness risk. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month U.S. dollar LIBOR, and immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee ("ARRC") has recommended the use of a Secured Overnight Funding Rate ("SOFR"). SOFR is different from LIBOR in that it is a backward looking secured rate rather than a forward looking unsecured rate. These differences could lead to a greater disconnect between the Bank's costs to raise funds for SOFR as compared to LIBOR. For cash products and loans, the ARRC has also recommended Term SOFR, which is a forward looking SOFR based on SOFR futures and may in part reduce differences between SOFR and LIBOR. To further reduce differences between replacement indices and substitute indices market practitioners have also gravitated towards credit sensitive rates, the leading among them being the Bloomberg Short-term Bank Yield Index (“BSBY”). The ARRC announced on October 21, 2020 that they are not well positioned to adjudicate the development of a credit sensitive rate and will not criticize firms solely for using reference rates other than SOFR, such as BSBY.

The Company has the ability to originate new loans to customers based on SOFR, Term SOFR, BSBY, Prime and other indices but market acceptance or availability of these or other alternate reference rates remain uncertain. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of multiple alternative reference rate(s). These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation.

Stock Ownership Risk Factors

Our ability to pay dividends, repurchase our shares, or to repay our indebtedness depends upon liquid assets held by the Company and the results of operations of our subsidiaries and their ability to pay dividends.

The Company is a separate legal entity from our subsidiaries and does not have significant operations of its own. The availability of dividends from the Bank is limited by the Bank's earnings and capital, as well as various statutes and regulations. Our inability to receive dividends from the Bank could adversely affect our business, financial condition, results of operations and prospects.

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

Various statutory provisions restrict the amount of dividends the Bank can pay to us without regulatory approval. Under Alaska law, a bank may not declare or pay a dividend in an amount greater than its net undivided profits then on hand. In addition, the Bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet the “adequately capitalized” level in accordance with regulatory capital requirements. It is also possible that, depending upon the financial condition of the Bank and other factors, regulatory authorities could conclude that payment of dividends or other payments, including payments to us, is an unsafe or unsound practice and impose restrictions or prohibit such payments. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if the prospective rate of earnings retention is consistent with the organization’s current and expected future capital needs, asset quality and overall financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines a bank holding company’s ability to serve as a source of strength to its banking subsidiaries. If the Bank earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, then our liquidity may be affected and our stock price may be negatively affected by our inability to pay dividends, which will have an adverse impact on both the Company and our shareholders.

There can be no assurance that the Company will continue to repurchase stock.

During 2022, the Company repurchased 333,724 shares of common stock at an average price of $42.42 per share under its previously announced share repurchase program. On January 27, 2023, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 285,000 shares of common stock.

Whether we continue, and the amount and timing of such stock repurchases is subject to capital availability and periodic determinations by our Board. The Company continues to evaluate the potential impact that regulatory proposals may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, applicable SEC rules, federal and state regulatory restrictions, and various other factors. In addition, the amount we spend and the number of shares we are able to repurchase under our stock repurchase program may further be affected by a number of other factors, including the stock price and blackout periods in which we are restricted from repurchasing shares. Our stock repurchases may change from time to time, and we cannot provide assurance that we will continue to repurchase stock in any particular amounts or at all. A reduction in or elimination of our stock repurchases could have a negative effect on our stock price.

The market price for our common stock may be volatile.

The market price of our common stock could fluctuate substantially in the future in response to a number of factors, including those discussed below. The market price of our common stock has in the past fluctuated significantly. We expect to see additional volatility in the financial markets due to the uncertainty caused by the continuing COVID-19 pandemic, disruption in global supply chains, uncertainty over the U.S. government debt ceiling and changing FRB policy. Some additional factors that may cause the price of our common stock to fluctuate include:

•general conditions in the financial markets and real estate markets.
•macro-economic and political conditions in the U. S. and the financial markets generally (including the effects of the COVID-19 pandemic).
•variations in the operating results of the Company and our competitors.
•events affecting other companies that the market deems comparable to the Company.
•changes in securities analysts' estimates of our future performance and the future performance of our competitors.
•announcements by the Company or our competitors of mergers, acquisitions and strategic partnerships.
•additions or departure of key personnel.
•the presence or absence of short selling of our common stock.
•future sales or other issuances by us of our common stock.

The stock markets in general have experienced substantial price and trading fluctuations. These fluctuations have resulted in volatility in the market prices of securities that often has been unrelated or disproportionate to changes in operating performance. These broad market fluctuations are expected to continue for the near future, and may adversely affect the trading price of our common stock.

There may be future sales or other dilution of the Company's equity, which may adversely affect the market price of our common stock.

We are not restricted from issuing additional shares of common stock, preferred stock, or securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock. Our Board of Directors has the power, without shareholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over the common stock with respect to dividends or upon our dissolution, winding up and liquidation and other terms.

The issuance of any additional shares of common or of preferred stock or convertible securities or the exercise of such securities could be substantially dilutive to existing shareholders. We may also elect to use common stock to fund future acquisitions, which will dilute existing shareholders. Holders of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in dilution to our shareholders.

The Company’s business or the value of its common stock could be negatively affected as a result of actions by activist shareholders.

The Company values constructive input from shareholders, and our Board of Directors and management team are committed to acting in the best interests of all of the Company’s shareholders. Activist shareholders who disagree with the composition of the Board of Directors, the Company’s strategic direction, or the way the Company is managed may seek to effect change through various strategies that range from private engagement to public filings, proxy contests, efforts to force transactions not supported by the Board of Directors, and litigation. Responding to some of these actions can be costly and time-consuming, may disrupt the Company’s operations and divert the attention of the Board of Directors and management. Such activities could interfere with the Company’s ability to execute its strategic plan and to attract and retain qualified executive leadership. The perceived uncertainty as to the Company’s future direction resulting from activist strategies could also affect the market price and volatility of the Company’s common stock.

General Risk Factors

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
    Severe weather events of increasing strength and frequency due to climate change cannot be predicted and may be exacerbated by global climate change, natural disasters, including volcanic eruptions and earthquakes, and other adverse external events could have a significant impact on our ability to conduct business or upon third parties who perform operational services for us. In addition, there is continuing uncertainty over demand for oil and gas in part due to consumer demand and regulatory changes from climate change related policies. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue, or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, there can be no assurance of the effectiveness of such policies and procedures, and the occurrence of any such event could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.            UNRESOLVED STAFF COMMENTS
    None.

ITEM 2.            PROPERTIES
    The following sets forth information about our Community Banking branch locations:

Locations	Type	Leased/Owned
Midtown Financial Center: Northrim Headquarters 3111 C Street, Anchorage, AK	Traditional	Land partially leased, partially owned, building owned
SouthSide Financial Center 8730 Old Seward Highway, Anchorage, AK	Traditional	Land leased, building owned
Lake Otis Community Branch 2270 East 37th Avenue, Anchorage, AK	Traditional	Land leased, building owned
Huffman Branch 1501 East Huffman Road, Anchorage, AK	In-store	Leased
Jewel Lake Branch 4000 W. Dimond Boulevard, Suite No. 02, Anchorage, AK	Traditional	Leased
Seventh Avenue Branch 517 West Seventh Avenue, Suite 300, Anchorage, AK	Traditional	Leased
Eastside Community Branch 7905 Creekside Center Drive, Suite 100, Anchorage, AK	Traditional	Leased
West Anchorage Branch 2709 Spenard Road, Anchorage, AK	Traditional	Owned
Eagle River Branch 12812 Old Glenn Highway, Suite C03, Eagle River, AK	Traditional	Leased
Fairbanks West Community Branch 3637 Airport Way, Suite 110, Fairbanks, AK	Traditional	Leased
Fairbanks Financial Center 360 Merhar Avenue, Fairbanks, AK	Traditional	Owned
Wasilla Financial Center 850 E. USA Circle, Suite A, Wasilla, AK	Traditional	Owned
Soldotna Financial Center 44384 Sterling Highway, Suite 101, Soldotna, AK	Traditional	Leased
Juneau Financial Center 2094 Jordan Avenue, Juneau, AK	Traditional	Leased
Juneau Downtown Branch 301 North Franklin Street, Juneau, AK	Traditional	Leased
Sitka Financial Center 315 Lincoln Street, Suite 206, Sitka, AK	Traditional	Leased
Ketchikan Financial Center 2491 Tongass Avenue, Ketchikan, AK	Traditional	Owned
Nome Branch 110 Front Street, Suite 100, Nome, AK	Traditional	Leased
Kodiak Loan Production Office 2011 Mill Bay Road, #1, Kodiak, AK	Loan Production	Leased

    The following sets forth information about our Home Mortgage Lending branch locations, operated by RML:

Locations	Leased/Owned
Main Office at Calais 100 Calais Drive, Anchorage, AK	Leased
ReMax/Dynamic Office 3350 Midtown Place, Suite 101, Anchorage, AK	Leased
Eagle River Office 12812 Old Glenn Highway, Suite C-4, Eagle River, AK	Leased
Fairbanks Office 324 Old Steese Highway, Suite 7, Fairbanks, AK	Leased
Juneau Office 8800 Glacier Highway, #232, Juneau, AK	Leased
Kodiak Office 2011 Mill Bay Road, #1, Kodiak, AK	Leased
Soldotna Office 44384 Sterling Highway, Suite 102, Soldotna, AK	Leased
Wasilla Northrim Branch 850 E USA Circle, Suite B, Wasilla, AK	Leased

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

PART II
ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
    Our common stock trades on the NASDAQ Global Select Stock Market under the symbol, “NRIM.” At March 6, 2023, the number of shareholders of record of our common stock was 212. As many of our shares of common stock are held of record in "street name" by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
Repurchase of Securities
    At December 31, 2022, there were no shares available for repurchase under the previously announced stock repurchase program. The Company repurchased 333,724 shares in 2022 and 279,276 shares in 2021. The Company did not repurchase any shares during the three-month period ended December 31, 2022. On January 27, 2023, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 285,000 shares of common stock. The Company intends to continue to repurchase its stock from time to time depending upon market conditions, but we can make no assurances that we will continue this program.
Equity Compensation Plan Information
    The following table sets forth information regarding securities authorized for issuance under the Company’s equity plans as of December 31, 2022. Additional information regarding the Company’s equity plans is presented in Note 21 of the Notes to Consolidated Financial Statements included in Part II. Item 8 of this report.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders[1]	158,697	$25.91	166,318
Total	158,697	$25.91	166,318
[1]Consists of the Company's 2020 Stock Incentive Plan, which replaced the 2017 Stock Incentive Plan (the "2017 Plan")

    We do not have any equity compensation plans that have not been approved by our shareholders.

Stock Performance Graph
    The graph shown below depicts the total return to shareholders during the period beginning after December 31, 2017, and ending December 31, 2022.  The definition of total return includes appreciation in market value of the stock, as well as the actual cash and stock dividends paid to shareholders.  The comparable indices utilized are the Russell 3000 Index, representing approximately 98% of the U.S. equity market, and the S&P U.S. Small Cap Banks Index, comprised of publicly traded banks with a market capitalization between $750 million to $3.3 billion, which are located in the United States.  The graph assumes that the value of the investment in the Company’s common stock and each of the two indices was $100 on December 31, 2017, and that all dividends were reinvested.

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Northrim BanCorp, Inc.	100.00	99.74	120.28	111.65	147.9	193.35
Russell 3000	100.00	94.76	124.15	150.08	188.6	152.37
S&P U.S. SmallCap Banks	100.00	83.44	104.69	95.08	132.36	116.69

ITEM 6.        [RESERVED]

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    We have prepared this Management's Discussion and Analysis as an aid to understanding our financial results. It highlights key information as determined by management but may not contain all of the information that is important to you. It should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in Part II. Item 8 of this report. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II. Item 7 of our Annual Report on Form 10-K for fiscal year ended December 31, 2021.
    This annual report contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated in forward-looking statements.  See “Cautionary Note Regarding Forward-Looking Statements.”

Executive Overview

    Net income decreased 18% to $30.7 million or $5.27 per diluted share for the year ended December 31, 2022, from $37.5 million, or $6.00 per diluted share, for the year ended December 31, 2021. The decrease in net income is primarily the result of a $11.2 million decrease in net income in the Home Mortgage Lending segment, which was only partially offset by an $4.5 million increase in net income in the Community Banking segment.

Highlights for the year ended December 31, 2022 are as follows:
•Net income in the Home Mortgage Lending segment decreased 109%, or $11.2 million, to a loss of $897,000 in 2022 from $10.3 million in 2021 driven by a decrease in production volume to $585.5 million in 2022 from $1.118 billion in 2021 largely due to the significant increase in interest rates in 2022.
•Net income in the Community Banking segment increased 16% or $4.5 million, to $31.6 million in 2022 as compared to 2021. This increase was primarily the result of the following:
◦Net interest income increased $14.8 million to $92.9 million in 2022 from $78.1 million in 2021 despite a decrease of $10.7 million in PPP interest and fee income primarily due to the increase in interest rates in 2022, and due to growth in core loans (excluding PPP loans) and higher average balances in long-term investments and interest-bearing deposits in other banks.
◦The provision for credit losses increased in 2022 to a provision of $1.8 million from a benefit of $4.1 million in 2021. In 2022, the provision for credit losses included a provision for growth in both unguaranteed loan balances and unfunded commitments, and a provision for a slight increase in projected loss rates. These increases were only partially offset by net recoveries for the year. In 2021, there was a reversal of the provision for credit losses due to a decrease in projected loss rates that was only partially offset by growth in unguaranteed loan and unfunded commitment balances and net charge offs for the year.
•The net interest margin increased to 3.85% in 2022 from 3.58% in 2021 mostly due to an increase in average yields on interest earning assets to 4.06% in 2022 compared to 3.74% in 2021 as a result of higher interest rates.
•In 2020 and 2021, Northrim funded approximately 5,800 PPP loans totaling approximately $612.6 million to both existing and new customers. Management estimates that Northrim funded approximately 24% of the number and 32% of the value of all Alaska PPP second round loans.
•As of December 31, 2022, Northrim's PPP efforts have resulted in approximately 2,300 new customers totaling $135.9 million in new deposit balances and contributed to the growth in core portfolio loans.

•The Company implemented assistance to help its customers experiencing financial challenges as a result of COVID-19. The total outstanding principal balance of loan modifications due to the impacts of COVID-19 as of December 31, 2022 was $1.0 million, down from $8.4 million as of September 30, 2022 and $49.2 million as of December 31, 2021. The $1.0 million of remaining COVID-19 loan accommodations are scheduled to return to normal principal and interest payments in the first quarter of 2023.

•Nonperforming loans, net of government guarantees, decreased to $6.4 million at the end of 2022 compared to $10.7 million at the end of 2021, while total adversely classified loans, net of government guarantees at December 31, 2022 decreased to $7.6 million from $13.7 million at December 31, 2021. The Allowance for Credit Losses ("ACL") totaled 0.92% of total portfolio loans at December 31, 2022, compared to 0.83% at December 31, 2021. This increase is primarily due to a decrease in government loan guarantees resulting from a decrease in PPP loans as a percentage of the Company's loan portfolio. The ACL as a percentage of total portfolio loans, net of government guarantees was 0.99% at December 31, 2022 compared to 0.93% at December 31, 2021.
•The aggregate cash dividends paid by the Company in 2022 rose 13% to $10.6 million from $9.4 million paid in 2021.
•The Company repurchased 333,724 shares of its common stock in 2022 at an average price of $42.42 per share.
•Total shareholders' equity was $218.6 million as of December 31, 2022, up 4% from the preceding quarter, and down 8% from $237.8 million a year ago. Shareholders' equity was negatively impacted by the fair value of the available for sales securities portfolio which decreased $27.4 million in 2022 and, to a lesser extent the share repurchases totaling $14.2 million. The Company continued to maintain strong regulatory capital ratios with Tier 1 Capital to Risk Adjusted Assets of 12.81% at December 31, 2022.

  Trends in Miscellaneous Financial Data (1)

	Years Ended December 31,
	(In thousands, except per share data and shares outstanding amounts)
	2022	2021	2020	2019	2018	2017	Five Year Compound Growth Rate
	(Unaudited)
Net interest income	$95,115	$80,827	$70,665	$64,442	$61,208	$57,678	11%
Provision (benefit) for credit losses	1,846	(4,099)	2,432	(1,175)	(500)	3,200	(10)%
Other operating income	34,077	52,263	63,328	37,346	32,167	40,474	(3)%
Compensation expense, RML acquisition payments	—	—	—	468	—	130	(100)%
Other operating expense	88,852	89,196	89,114	76,370	69,800	71,023	5%
Income before provision for income taxes	$38,494	$47,993	$42,447	$26,125	$24,075	$23,799	10%
Provision for income taxes	7,753	10,476	9,559	5,434	4,071	10,321	(6)%
Net Income	30,741	37,517	32,888	20,691	20,004	13,478	18%
Less: Net income attributable to
noncontrolling interest	—	—	—	—	—	327	(100)%
Net income attributable to Northrim Bancorp, Inc.	$30,741	$37,517	$32,888	$20,691	$20,004	$13,151	19%

Year End Balance Sheet
Assets	$2,674,318	$2,724,719	$2,121,798	$1,643,996	$1,502,988	$1,518,596	12%
Loans	1,501,785	1,413,886	1,444,050	1,043,371	984,346	954,953	9%
Deposits	2,387,211	2,421,631	1,824,981	1,372,351	1,228,088	1,258,283	14%
Shareholders' equity	218,629	237,817	221,575	207,117	205,947	192,802	3%
Common shares outstanding	5,700,728	6,014,813	6,251,004	6,558,809	6,883,216	6,871,963	(4)%

Average Balance Sheet
Assets	$2,641,008	$2,432,599	$1,936,047	$1,555,707	$1,493,385	$1,511,052	12%
Earning assets	2,469,383	2,260,778	1,758,839	1,386,557	1,346,449	1,367,203	13%
Loans	1,415,125	1,478,318	1,339,908	1,010,098	971,548	981,001	8%
Deposits	2,354,881	2,125,080	1,638,216	1,276,407	1,227,272	1,248,333	14%
Shareholders' equity	224,773	239,214	211,721	208,602	201,022	193,129	3%
Basic common shares outstanding	5,765,088	6,180,801	6,354,687	6,708,622	6,877,573	6,889,621	(4)%
Diluted common shares outstanding	5,829,412	6,249,313	6,431,367	6,808,209	6,981,557	6,977,910	(4)%

Per Common Share Data
Basic earnings	$5.33	$6.07	$5.18	$3.08	$2.91	$1.91	23%
Diluted earnings	$5.27	$6.00	$5.11	$3.04	$2.86	$1.88	23%
Book value per share	$38.35	$39.54	$35.45	$31.58	$29.92	$28.06	6%
Tangible book value per share(2)	$35.55	$36.88	$32.88	$29.12	$27.57	$25.70	7%
Cash dividends per share	$1.82	$1.50	$1.38	$1.26	$1.02	$0.86	16%

	Years Ended December 31,
	2022	2021	2020	2019	2018	2017	Five Year Compound Growth Rate
	(Unaudited)
Performance Ratios
Return on average assets	1.16%	1.54%	1.70%	1.33%	1.34%	0.87%	6%
Return on average equity	13.68%	15.68%	15.53%	9.92%	9.95%	6.81%	15%
Equity/assets	8.18%	8.73%	10.44%	12.60%	13.70%	12.70%	(8)%
Tangible common equity/tangible assets(3)	7.62%	8.19%	9.76%	11.73%	12.76%	11.75%	(8)%
Net interest margin	3.85%	3.58%	4.02%	4.65%	4.55%	4.22%	(2)%
Net interest margin (tax equivalent)(4)	3.89%	3.60%	4.05%	4.70%	4.60%	4.28%	(2)%
Non-interest income/total revenue	26.38%	39.27%	47.26%	36.69%	34.45%	41.24%	(9)%
Efficiency ratio (5)	68.76%	66.99%	66.47%	75.43%	74.68%	72.39%	(1)%
Dividend payout ratio	34.17%	25.02%	26.66%	40.79%	35.08%	45.44%	(6)%

Asset Quality
Nonperforming loans, net of government guarantees	$6,430	$10,672	$10,048	$13,951	$14,694	$21,411	(21)%
Nonperforming assets, net of government guarantees	6,430	15,031	16,289	19,946	22,619	28,729	(26)%
Nonperforming loans, net of government guarantees/portfolio loans	0.43%	0.75%	0.70%	1.34%	1.49%	2.24%	(28)%
Net charge-offs (recoveries)/average loans	(0.08)%	0.07%	0.03%	(0.07)%	0.15%	0.15%	NM
Allowance for credit losses/portfolio loans	0.92%	0.83%	1.46%	1.83%	1.98%	2.25%	(16)%
Nonperforming assets, net of government guarantees/assets	0.24%	0.55%	0.77%	1.21%	1.50%	1.89%	(34)%

Other Data
Effective tax rate (6)	20%	22%	23%	21%	17%	43%	(14)%
Number of banking offices(7)	19	18	17	16	16	14	6%
Number of employees (FTE) (8)	469	451	438	431	430	429	2%
1 These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with Part II Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.

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

4Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 28.43% in 2018 through 2022 and 41.11% in 2017.  Management believes that tax-equivalent net interest margin is a useful financial measure because it enables investors to evaluate net interest margin excluding tax expense in order to monitor our effectiveness in growing higher interest yielding assets and managing our costs of interest bearing liabilities over time on a fully tax equivalent basis.  See reconciliation to net interest margin, the comparable GAAP measurement below.
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
7Number of banking offices does not include RML locations. 2022 number of banking offices includes 18 full service branches and 1 loan production office. 2021 number of banking offices includes 17 full service branches and 1 loan production office. 2020 number of banking offices includes 16 full service branches and 1 loan production office. 2018 number of banking offices includes 15 full service branches and 1 loan production office.
8FTE includes 336, 321, 312, 311, 320, and 314 Community Banking employees in 2022, 2021, 2020, 2019, 2018 and 2017, respectively. FTE includes 133, 130, 126, 120, 110, and 115 Home Mortgage Lending employees in 2022, 2021, 2020, 2019, 2018 and 2017, respectively.
Reconciliation of Selected Non-GAAP Financial Data to GAAP Financial Measures
    These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with "Part II. Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.

Reconciliation of total shareholders' equity to tangible common shareholders’ equity (Non-GAAP) and total assets to tangible assets:

(In Thousands)	2022	2021	2020	2019	2018	2017
Total shareholders' equity	$218,629	$237,817	$221,575	$207,117	$205,947	$192,802
Total assets	2,674,318	2,724,719	2,121,798	1,643,996	1,502,988	1,518,596
Total shareholders' equity to total assets ratio	8.18%	8.73%	10.44%	12.60%	13.70%	12.70%

(In Thousands)	2022	2021	2020	2019	2018	2017
Total shareholders' equity	$218,629	$237,817	$221,575	$207,117	$205,947	$192,802
Less: goodwill and other intangible assets, net	15,984	16,009	16,046	16,094	16,154	16,224
Tangible common shareholders' equity	$202,645	$221,808	$205,529	$191,023	$189,793	$176,578
Total assets	$2,674,318	$2,724,719	$2,121,798	$1,643,996	$1,502,988	$1,518,596
Less: goodwill and other intangible assets, net	15,984	16,009	16,046	16,094	16,154	16,224
Tangible assets	$2,658,334	$2,708,710	$2,105,752	$1,627,902	$1,486,834	$1,502,372
Tangible common equity to tangible assets ratio	7.62%	8.19%	9.76%	11.73%	12.76%	11.75%
Reconciliation of tangible book value per share (Non-GAAP) to book value per share

(In thousands, except per share data)	2022	2021	2020	2019	2018	2017
Total shareholders' equity	$218,629	$237,817	$221,575	$207,117	$205,947	$192,802
Divided by common shares outstanding	5,700,728	6,014,813	6,251,004	6,558,809	6,883,216	6,871,963
Book value per share	$38.35	$39.54	$35.45	$31.58	$29.92	$28.06

(In thousands, except per share data)	2022	2021	2020	2019	2018	2017
Total shareholders' equity	$218,629	$237,817	$221,575	$207,117	$205,947	$192,802
Less: goodwill and intangible assets, net	15,984	16,009	16,046	16,094	16,154	16,224
Tangible book value	$202,645	$221,808	$205,529	$191,023	$189,793	$176,578
Divided by common shares outstanding	5,700,728	6,014,813	6,251,004	6,558,809	6,883,216	6,871,963
Tangible book value per share	$35.55	$36.88	$32.88	$29.12	$27.57	$25.70

Reconciliation of tax-equivalent net interest margin (Non-GAAP) to net interest margin

(In Thousands)	2022	2021	2020	2019	2018	2017
Net interest income(9)	$95,115	$80,827	$70,665	$64,442	$61,208	$57,678
Divided by average interest-bearing assets	2,469,383	2,260,778	1,758,839	1,386,557	1,346,449	1,367,203
Net interest margin	3.85%	3.58%	4.02%	4.65%	4.55%	4.22%

(In Thousands)	2022	2021	2020	2019	2018	2017
Net interest income(9)	$95,115	$80,827	$70,665	$64,442	$61,208	$57,678
Plus: reduction in tax expense related to
tax-exempt interest income	939	489	613	722	726	872
	$96,054	$81,316	$71,278	$65,164	$61,934	$58,550
Divided by average interest-bearing assets	2,469,383	2,260,778	1,758,839	1,386,557	1,346,449	1,367,203
Tax-equivalent net interest margin	3.89%	3.60%	4.05%	4.70%	4.60%	4.28%

Calculation of efficiency ratio

(In Thousands)	2022	2021	2020	2019	2018	2017
Net interest income(9)	$95,115	$80,827	$70,665	$64,442	$61,208	$57,678
Other operating income	34,077	52,263	63,328	37,346	32,167	40,474
Total revenue	129,192	133,090	133,993	101,788	93,375	98,152
Other operating expense	88,852	89,196	89,114	76,838	69,800	71,153
Less intangible asset amortization	25	37	48	60	70	100
Adjusted other operating expense	$88,827	$89,159	$89,066	$76,778	$69,730	$71,053
Efficiency ratio	68.76%	66.99%	66.47%	75.43%	74.68%	72.39%

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
    We earned net income of $30.7 million in 2022, compared to net income of $37.5 million in 2021.  During these periods, net income per diluted share was $5.27 and $6.00, respectively.  The following sections present discussion of the components that make up net income.

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
    Net interest income in 2022 was $95.1 million, compared to $80.8 million in 2021.  The increase in 2022 as compared to 2021 was primarily the result of increased interest on core loans (excluding PPP loans), investments, and interest bearing deposits in other banks which was only partially offset by a decrease in loan interest and fee income from PPP loans. Interest income on PPP loans was $405,000 and $2.9 million in 2022 and 2021, respectively. Loan fee income on PPP loans was $4.3 million and $12.5 million in 2022 and 2021, respectively. Loan fee income on PPP loans is largely made up of fees fully recognized upon loan forgiveness from the SBA. Loan fee income decreased due to decreased recognition of the deferred PPP loan fees upon forgiveness through the SBA in 2022 compared to 2021. Interest income on core loans increased $26.5 million in 2022 as compared to 2021 due to an increase in interest rates and higher net average interest-earning asset balances. Interest expense increased $1.4 million as a result of higher interest rates and average higher interest-bearing deposit balances. During 2022 and 2021, net interest margins were 3.85% and 3.58%, respectively. The increase in net interest margin in 2022 as compared to 2021 is primarily the result of higher yields on earning-assets and higher average core portfolio loan balances and long-term and short-term investment balances.

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

Years ended December 31,	2022			2021			2020
	Average outstanding balance	Interest income / expense	Average Yield / Cost	Average outstanding balance	Interest income / expense	Average Yield / Cost	Average outstanding balance	Interest income / expense	Average Yield / Cost

(In Thousands)
Loans (1),(2)	$1,415,125	$80,549	5.69%	$1,478,318	$76,392	5.17%	$1,339,908	$67,876	5.07%
Loans held for sale	51,537	2,236	4.34%	101,752	2,849	2.80%	105,287	3,215	3.05%
Taxable long-term investments(3)	617,972	11,860	1.92%	368,319	4,900	1.33%	245,148	5,234	2.14%
Non-taxable long-term investments(3)	810	18	2.22%	853	18	2.11%	2,236	82	3.67%
Interest-bearing deposits in other banks(4)	383,939	5,665	1.48%	311,536	447	0.14%	66,260	309	0.47%
Total interest-earning assets(5)	2,469,383	100,328	4.06%	2,260,778	84,606	3.74%	1,758,839	76,716	4.36%
Noninterest-earning assets	171,625			171,821			177,208
Total	$2,641,008			$2,432,599			$1,936,047

Interest-bearing demand	$701,679	$2,091	0.30%	$575,298	$484	0.08%	$387,417	$622	0.16%
Savings deposits	344,349	563	0.16%	323,131	499	0.15%	257,292	717	0.28%
Money market deposits	318,375	785	0.25%	264,344	418	0.16%	219,024	708	0.32%
Time deposits	169,931	1,046	0.62%	178,215	1,676	0.94%	176,873	3,232	1.83%
Total interest-bearing deposits	1,534,334	4,485	0.29%	1,340,988	3,077	0.23%	1,040,606	5,279	0.51%
Borrowings	24,623	728	2.96%	24,993	702	2.81%	35,918	772	2.15%
Total interest-bearing liabilities	1,558,957	5,213	0.33%	1,365,981	3,779	0.28%	1,076,524	6,051	0.56%
Noninterest-bearing demand deposits	820,547			784,092			597,610
Other liabilities	36,731			43,312			50,192
Equity	224,773			239,214			211,721
Total	$2,641,008			$2,432,599			$1,936,047
Net interest income		$95,115			$80,827			$70,665
Net interest margin			3.85%			3.58%			4.02%
Average portfolio loans to average-earnings assets	57.31%			65.39%			76.18%
Average portfolio loans to average total deposits	60.09%			69.57%			81.79%
Average non-interest deposits to average total deposits	34.84%			36.90%			36.48%
Average interest-earning assets to average interest-bearing liabilities	158.40%			165.51%			163.38%
1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $8.5 million, $16.2 million and $8.9 million for 2022, 2021 and 2020, respectively.

2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loans were $8.6 million, $12.3 million, and $13.8 million in 2022, 2021 and 2020, respectively.

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

    The following table sets forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rate:

	2022 compared to 2021			2021 compared to 2020
	Increase (decrease) due to			Increase (decrease) due to
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans	($3,363)	$7,520	$4,157	$7,186	$1,330	$8,516
Loans held for sale	(1,772)	1,159	(613)	(105)	(261)	(366)
Taxable long-term investments	4,210	2,750	6,960	2,064	(2,398)	(334)
Non-taxable long-term investments	(1)	1	—	(38)	(26)	(64)
Interest-bearing deposits in other banks	128	5,090	5,218	170	(32)	138
Total interest income	($798)	$16,520	$15,722	$9,277	($1,387)	$7,890
Interest Expense:
Interest-bearing demand	$80	$1,527	$1,607	$229	($367)	($138)
Savings deposits	50	14	64	154	(372)	(218)
Money market deposits	58	309	367	125	(415)	(290)
Time deposits	(75)	(555)	(630)	25	(1,581)	(1,556)
Interest-bearing deposits	309	1,099	1,408	1,236	(3,438)	(2,202)
Borrowings	(10)	36	26	29	(99)	(70)
Total interest expense	$299	$1,135	$1,434	$1,265	($3,537)	($2,272)

Provision for Credit Losses
    The Company adopted ASU 2016-13 effective January 1, 2021. The provision for credit loss expense is the amount of expense that, based on our judgment, is required to maintain the ACL at an appropriate level under the current expected credit loss methodology ("CECL"). The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. Refer to Note 1 of the notes to Consolidated Financial Statements included in Part II. Item 8 of this report for detailed discussion regarding ACL methodologies for loans, available for sale debt securities, held to maturity securities, loans held for investment, unfunded commitments, and purchased receivables.
The following table presents the major categories of credit loss expense for the periods presented:

(In Thousands)	2022	2021
Credit loss expense on loans held for investment	$972	($3,779)
Credit loss expense on unfunded commitments	874	(320)
Credit loss expense on available for sale debt securities	—	—
Credit loss expense on held to maturity securities	—	—
Credit loss expense on purchased receivables	—	—
Total credit loss expense	$1,846	($4,099)

As noted above, the provision for credit losses was recorded in accordance with CECL in 2022 and 2021. In general the increase in the provision for credit losses in 2022 as compared to 2021 is primarily the result of increased portfolio loan and unfunded commitment balances, and, to a lesser extent, an increase in projected loss rates. In 2021, there was a reversal of the provision primarily due to a decrease in projected loss rates following the uncertainty of the impacts of the COVID-19 pandemic in 2020 and the first half of 2021. The ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, as well as loan portfolio composition, quality, and duration.

See the “Loans and Lending Activity” section under “Financial Condition” and Note 5 of the Notes to Consolidated Financial Statements included in Part II. Item 8 of this report for further discussion of these decreases and changes in the Company’s ACL.

Other Operating Income
    The following table details the major components of other operating income for the years ended December 31:

(In Thousands)	2022	$ Change	% Change	2021	$ Change	% Change	2020
Other Operating Income
Mortgage banking income	$21,572	($20,572)	(49)%	$42,144	($10,491)	(20)%	$52,635
Bankcard fees	3,697	308	9%	3,389	552	19%	2,837
Purchased receivable income	2,002	(257)	(11)%	2,259	(391)	(15)%	2,650
Keyman insurance proceeds	2,002	2,002	NM	—	—	NM	—
Commercial servicing revenue	1,628	1,322	432%	306	(221)	(42)%	527
Service charges on deposit accounts	1,611	314	24%	1,297	195	18%	1,102
Interest rate swap income	157	(295)	(65)%	452	(497)	(52)%	949
Gain (loss) on sale of securities	—	(67)	(100)%	67	(31)	100%	98
(Loss) gain on marketable equity securities	(1,119)	(1,018)	(1,008)%	(101)	(162)	266%	61
Other income	2,527	77	3%	2,450	(19)	(1)%	2,469
Total other operating income	$34,077	($18,186)	(35)%	$52,263	($11,065)	(17)%	$63,328

    2022 Compared to 2021
    The most significant decreases in other operating income in 2022 was a decrease in mortgage banking income, followed by a decrease in the fair market value of marketable equity securities, a decrease in interest rate swap income, and a decrease in purchased receivable income. These decreases were partially offset by life insurance proceeds received in connections with the death of the Company's former Executive Vice President, General Counsel and Corporate Secretary who passed away on November 11, 2021, as well as increases in commercial servicing revenue, service charges on deposit accounts, and bankcard fees.
Mortgage banking income consists of gross income from the origination and sale of mortgages as well as mortgage loan servicing fees and is the largest component of other operating income at 63% of total other operating income in 2022 and 81% in 2021. Mortgage banking income decreased in 2022 compared to 2021 mainly due to a decrease in mortgage loans originated and sold as this volume decreased to $585.5 million in 2022 from $1.12 billion in 2021. The overall decrease in mortgage originations in 2022 as compared to the prior year is primarily the result of the changes in interest rates during the year that led to decreased activity.
Interest rate swap income decreased in 2022 as compared to 2021 due to a decrease in the origination of new swap contracts with commercial loan customers. The Company executed new customer swap contracts with a notional value of $11.7 million in 2022 as compared to new customer swap contracts with a notional value of $15.7 million in 2021.
Purchased receivable income decreased in 2022 as compared to 2021 due to customers reportedly using PPP funds instead of selling receivables to fund their operating cash needs.
Commercial servicing revenue increased in 2022 as compared to 2021 primarily resulting from an increase in the fair value of our commercial servicing rights, which generally increase when interest rates rise causing the expected life of the servicing asset, and the resulting cash flow to the Company, to increase.
Bankcard fees and service charges on deposit accounts increased in 2022 due an increase in the number of the Company's deposit customers, as well as due to the cessation of COVID-19 quarantine restrictions, which both led to higher transaction volume as compared to 2021.

Other Operating Expense
    The following table details the major components of other operating expense for the years ended December 31:

(In Thousands)	2022	$ Change	% Change	2021	$ Change	% Change	2020
Other Operating Expense
Salaries and other personnel expense	$58,172	($2,240)	(4)%	$60,412	($725)	(1)%	$61,137
Data processing expense	8,926	359	4%	8,567	899	12%	7,668
Occupancy expense	6,915	(163)	(2)%	7,078	454	7%	6,624
Professional and outside services	2,993	192	7%	2,801	(356)	(11)%	3,157
Marketing expense	2,747	6	—%	2,741	421	18%	2,320
Insurance expense	2,054	461	29%	1,593	365	30%	1,228
Intangible asset amortization	25	(12)	(32)%	37	(11)	(23)%	48
OREO (income) expense, net rental income and gains on sale:
OREO operating expense	634	(143)	(18)%	777	119	18%	658
Rental income on OREO	(548)	(24)	(5)%	(524)	(15)	(3)%	(509)
Losses (gains) on sale of OREO	414	1,099	160%	(685)	(294)	NM	(391)
Subtotal	500	932	216%	(432)	(190)	79%	(242)
Other expenses	6,520	121	2%	6,399	(775)	(11)%	7,174
Total other operating expense	$88,852	($344)	—%	$89,196	$82	—%	$89,114

    2022 Compared to 2021
    Other operating expense decreased by less than 1% in 2022 as compared to 2021. The largest decrease was in salaries and other personnel expense primarily related to mortgage banking operations, which fluctuate with production volumes. Occupancy expense and intangible asset expense also decreased slightly in 2022 compared to 2021 due to lower repairs and maintenance costs. These decreases were mostly offset by increases in OREO expense, insurance expense, data processing expense, and professional and outside services. OREO expense increased in 2022 primarily due to increased losses on sale of OREO properties as compared to 2021. Insurance expense, data processing expense, and professional and outside services increased in 2022 as compared to 2021 due to increased FDIC insurance costs associated with asset growth, increased customer and transaction volume, and increased investment management fees attributable to the growth in our investment portfolio.
    Income Taxes
    The provision for income taxes decreased $2.7 million or 26%, to $7.8 million in 2022 as compared to 2021.  The decrease in 2022 is primarily due to lower pretax income. The Company's effective tax rate decreased to 20.1% in 2022 from 21.8% in 2021, primarily due to an increase in tax exempt income and low income housing tax credits as a percentage of pre-tax income in 2022 compared to 2021.

FINANCIAL CONDITION
Investment Securities
    The composition of our investment securities portfolio, which includes securities available for sale, held-to-maturity investments, and marketable equity securities, reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of interest income. The investment securities portfolio also mitigates interest rate and credit risk inherent in the loan portfolio, while providing a vehicle for the investment of available funds, a source of liquidity (by pledging as collateral or through repurchase agreements), and collateral for certain public funds deposits. Investment securities designated as available for sale comprised 93% of the portfolio as of December 31, 2022 and are available to meet liquidity requirements in a contingency situation.

    Our investment portfolio consists primarily of government sponsored entity securities, corporate securities, collateralized loan obligations, and municipal securities.  Investment securities at December 31, 2022 increased $269.4 million, or 59%, to $724.5 million from $455.1 million at December 31, 2021. The increase at December 31, 2022 as compared to December 31, 2021 came from the investment of short-term funds included in interest bearing deposits in other banks. The average maturity of the investment portfolio was approximately three and a quarter years at December 31, 2022. Investment securities may be pledged as collateral to secure public deposits or borrowings. At December 31, 2022 and 2021, $59.3 million and $59.5 million in securities were pledged for deposits and borrowings, respectively.

    The following tables set forth the composition of our investment portfolio at December 31 for the years indicated:

(In Thousands)	Amortized Cost	Fair Value
Securities Available for Sale:
2022:
U.S. Treasury and government sponsored entities	$634,582	$595,161
Municipal Securities	820	795
Corporate Bonds	24,281	23,644
Collateralized Loan Obligations	59,434	57,429
Total	$719,117	$677,029
2021:
U.S. Treasury and government sponsored entities	$345,514	$341,480
Municipal Securities	820	840
Corporate Bonds	32,721	32,946
Collateralized Loan Obligations	51,431	51,418
Total	$430,486	$426,684
2020:
U.S. Treasury and government sponsored entities	$173,318	$174,601
Municipal Securities	820	856
Corporate Bonds	29,951	30,492
Collateralized Loan Obligations	41,782	41,684
Total	$245,871	$247,633
Marketable Equity Securities:
2022:
Preferred Stock	$11,303	$10,740
Total	$11,303	$10,740
2021:
Preferred Stock	$7,865	$8,420
Total	$7,865	$8,420
2020:
Preferred Stock	$8,395	$9,052
Total	$8,395	$9,052
Securities Held to Maturity:
2022:
Corporate Bonds	$36,750	$32,639
Total	$36,750	$32,639
2021:
Corporate Bonds	$20,000	$19,164
Total	$20,000	$19,164
2020:
Corporate Bonds	$10,000	$10,000
Total	$10,000	$10,000

    The following table sets forth the market value, maturities, and weighted average pretax yields of our investment portfolio as of December 31, 2022:

	Maturity
	Within			Over
(In Thousands)	1 Year	1-5 Years	5-10 Years	10 Years	Total
Securities Available for Sale:
U.S. Treasury and government sponsored entities
Balance	$65,541	$529,620	$—	$—	$595,161
Weighted average yield(1)	2.68%	2.91%	—%	—%	2.89%
Municipal securities
Balance	$—	$795	$—	$—	$795
Weighted average yield(1)	—%	2.14%	—%	—%	2.14%
Corporate bonds
Balance	$—	$23,644	$—	$—	$23,644
Weighted average yield(1)	—%	4.43%	—%	—%	4.43%
Collateralized loan obligations
Balance	$4,751	$—	$26,401	$26,277	$57,429
Weighted average yield(1)	5.86%	—%	5.40%	5.39%	5.43%
Total
Balance	$70,292	$554,059	$26,401	$26,277	$677,029
Weighted average yield(1)	2.90%	2.97%	5.40%	5.39%	3.15%
Securities Held to Maturity
Corporate bonds
Balance	$—	$8,870	$23,769	$—	$32,639
Weighted average yield(1)	—%	5.50%	5.01%	—%	5.15%
Marketable Equity Securities
Preferred Stock
Balance	$—	$—	$—	$10,740	$10,740
Weighted average yield(1)	—%	—%	—%	5.88%	—%
(1) Weighted average yields have been calculated on an amortized cost basis and not on a tax-equivalent basis.

    The Company’s investment in marketable equity securities does not have a maturity date but it has been included in the over 10 years column above.
Loans and Lending Activities
All of our loans and credit lines are subject to approval procedures and amount limitations.  These limitations apply to the borrower’s total outstanding indebtedness and commitments to us, including the indebtedness of any guarantor. Generally, we are permitted to make loans to one borrower of up to 15% of the unimpaired capital and surplus of the Bank. The legal lending limit for the Bank was $32.1 million at December 31, 2022. At December 31, 2022, the Company had two relationships whose total direct and indirect commitments exceeded $32.1 million; however, no individual direct relationship exceeded the loans-to-one borrower limitation.
     The Company's loans have grown significantly in recent history, in part due to PPP loans, but over the last 3 years, core loans have also increased significantly. Management attributes higher growth in core loans in 2022 and 2021 to our ability to attract new customers through our outreach to the community. The Company's "Land and Expand" program was designed to increase both loans and deposits as we attract a broader customer base and convert new PPP customers into full banking relationships.

The following table presents growth information for loans and loans excluding PPP loans:

	Years Ended December 31,
(In Thousands)	2022	2021	2020	2019	2018	2017	Five Year Compound Growth Rate

Loans	$1,501,785	$1,413,886	$1,444,050	$1,043,371	$984,346	$954,953	9%
Less: PPP loans	7,110	118,229	304,587	—	—	—	NM
Loans, excluding PPP loans	$1,494,675	$1,295,657	$1,139,463	$1,043,371	$984,346	$954,953	9%
Percent change, Loans excluding PPP loans	15%	14%	9%	6%	3%

    The following table sets forth the composition of our loan portfolio by loan segment as of the dates indicated:

	December 31, 2022		December 31, 2021
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial & industrial loans	$358,128	23.8%	$448,338	31.7%
Commercial real estate:
Owner occupied properties	349,973	23.3%	300,200	21.2%
Non-owner occupied and multifamily properties	482,270	32.2%	435,311	30.8%
Residential real estate:
1-4 family residential properties secured by first liens	73,381	4.9%	32,542	2.3%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	20,259	1.3%	19,610	1.4%
1-4 family residential construction loans	44,000	2.9%	36,222	2.6%
Other construction, land development and raw land loans	99,182	6.6%	88,094	6.2%
Obligations of states and political subdivisions in the US	32,539	2.2%	16,403	1.2%
Agricultural production, including commercial fishing	34,099	2.3%	27,959	2.0%
Consumer loans	4,335	0.3%	4,801	0.3%
Other loans	3,619	0.2%	4,406	0.3%
Total portfolio loans	$1,501,785		$1,413,886

The following table presents the maturity distribution of our loan portfolio and the rate sensitivity of these loans to changes in interest rates as of December 31, 2022:

	By Maturity					Loans Over One Year By Rate Sensitivity
(In Thousands)	Within 1 Year	1-5 Years	5-15 Years	Over 15 Years	Total	Fixed Interest Rate	Variable Interest Rate
Commercial & industrial loans	$74,235	$147,790	$136,103	$—	$358,128	$134,161	$149,732
Commercial real estate	31,783	133,758	581,802	84,900	832,243	232,824	567,636
Residential real estate	42,702	6,862	26,071	62,077	137,712	39,413	55,597
Other construction	39,121	22,110	35,169	2,710	99,110	21,132	38,857
Consumer and other	4,760	5,882	63,941	9	74,592	41,774	28,058
Total	$192,601	$316,402	$843,086	$149,696	$1,501,785	$469,304	$839,880

Information about industry concentrations:
Management utilizes the loan segments included in the tables above within the Company's CECL methodology to assess credit risk. These segments are largely determined by type of loan collateral. The Company also separately monitors concentrations in the loan portfolio based on industries, and these industry concentration are discussed below.
The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oil producers or drilling and exploration companies, and companies who provide oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $83.4 million, or approximately 6% of loans as of December 31, 2022 have direct exposure to the oil and gas industry as compared to $63.6 million, or approximately 4% of loans as of December 31, 2021. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $51.8 million and $66.4 million at December 31, 2022 and 2021, respectively. The portion of the Company's ACL that related to the loans with direct exposure to the oil and gas industry was estimated at $786,000 and $684,000 as of December 31, 2022 and 2021, respectively.
    The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	December 31, 2022	December 31, 2021

Commercial & industrial loans	$66,864	$45,338
Commercial real estate:
Owner occupied properties	9,108	10,244
Non-owner occupied and multifamily properties	6,013	6,564
Other loans	1,431	1,495
Total loans	$83,416	$63,641
The Company monitors other concentrations within the loan portfolio depending on trends in the current and future estimated economic conditions. At December 31, 2022, the Company had $126.5 million, or 8% of total portfolio loans, in the Healthcare sector; $96.3 million, or 6% of portfolio loans, in the Tourism sector; $70.8 million, or 5% in the Fishing sector; $65.1 million, or 4% in the Accommodations sector; $54.8 million, or 4% in Retail loans; $50.8 million, or 3% of portfolio loans, in the Aviation (non-tourism) sector; and $46.9 million, or 3% in the Restaurants and Breweries sector.
The portion of the Company's ACL that related to the loans with exposure to these industries is estimated at the following amounts as of December 31, 2022:

(In Thousands)	Tourism	Aviation (non-tourism)	Healthcare	Retail	Fishing	Restaurants and Breweries	Accommodations	Total
ACL	$570	$397	$1,096	$525	$503	$388	$569	$4,048

Credit Quality and Nonperforming Assets
    The following table sets forth information regarding our nonperforming loans and total nonperforming assets:

	December 31,	December 31,
(In Thousands)	2022	2021
Nonaccrual loans	$7,076	$11,650
Loans 90 days past due and accruing	—	—
Total nonperforming loans	$7,076	$11,650
Nonperforming loans guaranteed by government	($646)	($978)
Net nonperforming loans	$6,430	$10,672
Other real estate owned	—	$5,638
Other real estate owned guaranteed by government	—	($1,279)
Net nonperforming assets	$6,430	$15,031
Nonperforming loans, net of government guarantees / portfolio loans	0.43%	0.75%
Nonperforming loans, net of government guarantees / portfolio loans, net of government guarantees	0.46%	0.88%
Nonperforming assets, net of government guarantees / total assets	0.24%	0.55%
Nonperforming assets, net of government guarantees / total assets net of government guarantees	0.25%	0.60%

Performing restructured loans	$291	$2,355
Performing restructured loans guaranteed by government	—	($2,518)
Net performing restructured loans	$291	$773

Nonperforming loans plus performing restructured loans, net of government guarantees	$6,721	$11,445
Nonperforming loans plus performing restructured loans, net of government
guarantees / portfolio loans	0.45%	0.81%
Nonperforming loans plus performing restructured loans, net of government
guarantees / portfolio loans, net of government guarantees	0.48%	0.94%
Nonperforming assets plus performing restructured loans, net of government
guarantees / total assets	0.25%	0.58%
Nonperforming assets plus performing restructured loans, net of government
guarantees / total assets, net of government guarantees	0.26%	0.63%

Adversely classified loans, net of government guarantees	$7,581	$13,739
Special mention loans, net of government guarantees	$4,760	$22,110
Loans 30-89 days past due and accruing, net of government guarantees /portfolio loans	0.01%	—%
Loans 30-89 days past due and accruing, net of government guarantees /
portfolio loans, net of government guarantees	0.01%	—%

Allowance for credit losses / portfolio loans	0.92%	0.83%
Allowance for credit losses / portfolio loans, net of government guarantees	0.99%	0.97%
Allowance for credit losses / nonperforming loans, net of government
guarantees	215%	110%

Gross loan charge-offs for the quarter	$—	$1,179
Gross loan recoveries for the quarter	($87)	($53)
Net loan (recoveries) charge-offs for the quarter	($87)	$1,126
Net loan (recoveries) charge-offs year-to-date	($1,127)	$1,107
Net loan (recoveries) charge-offs for the quarter / average loans, for the quarter	(0.01)%	0.08%
Net loan (recoveries) charge-offs year-to-date / average loans,
year-to-date annualized	(0.08)%	0.07%

    The Company’s nonperforming assets, net of government guarantees decreased to $6.4 million at December 31, 2022 as compared to $15.0 million at December 31, 2021. This decrease was mostly due to principal paydowns on nonaccrual loans which were only partially offset by additions to nonaccrual loans in 2022. There was interest income of $2.2 million and $1.6 million recognized in net income for 2022 and 2021, respectively, related to interest collected on nonaccrual loans whose principal had been paid down to zero. Additionally, the sale of the only OREO property held by the Company for all of 2022 reduced OREO to zero as of December 31, 2022 from $4.4 million, net of government guarantees, at December 31, 2021. The Company holds a government guarantee related to the OREO property that was sold in December 2022; however, the value of this guarantee has not been included in the Company's financial statements in 2022 due to uncertainty as to the total amount that will be received from the guarantee. For the fourth quarter of 2022, a loss from the sale of OREO of $414,000 is included in OREO expense, net of rental income in the income statement. We expect to receive proceeds related to this government guarantee in 2023.
     The Company had $291,000 and $773,000 in loans classified as TDRs, net of government guarantees that were performing as of December 31, 2022 and 2021, respectively.  Additionally, there were $4.8 million and $6.5 million in TDRs included in nonaccrual loans at December 31, 2022 and 2021, respectively, for total TDRs, net of government guarantees of $5.1 million and $7.3 million at December 31, 2022 and 2021, respectively.  The decrease in TDRs at December 31, 2022 as compared to 2021 was primarily due to payoffs and paydowns on loans classified as TDRs in 2022.  See Note 5 of the Notes to Consolidated Financial Statements included in Part II. Item 8 of this report for further discussion of TDRs.
    At December 31, 2022, management had identified potential problem loans of $1.6 million as compared to potential problem loans of $2.1 million at December 31, 2021.  Potential problem loans are loans which are currently performing that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans.  The decrease in potential problem loans at December 31, 2022 from December 31, 2021 was primarily due to paydowns and credit risk upgrades to existing potential problem loans that were partially offset by the addition of new potential problem loans in 2022.
    The Company acquired a vessel totaling $231,000 in the third quarter of 2019 through foreclosure proceedings related to one lending relationship that was sold in the second quarter of 2021.
    The following summarizes OREO activity for the periods indicated:

(In Thousands)	2022	2021	2020
Balance, beginning of the year	$5,638	$7,289	$7,043
Transfers from loans	—	274	652
Proceeds from the sale of other real estate owned	(5,224)	(2,610)	(797)
(Loss) Gain on sale of other real estate owned, net	(414)	685	391
Balance, end of year	—	5,638	7,289
Government guarantees	—	(1,279)	(1,279)
Balance, end of year, net of government guarantees	$—	$4,359	$6,010

     The Company made a $1.0 million loan in 2021 to facilitate the sale of OREO in 2021, but did not make any loans to facilitate the sale of OREO in 2022. Our underwriting policies and procedures for loans to facilitate the sale of OREO are no different than our standard loan policies and procedures.
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
The following tables show the allocation of the ACL and the percent of loans in each category to total loans and the ratio of net loan charge-offs to average loans outstanding by loan segment for the years indicated:

	2022
		% of Loans(1)	Net loan charge-offs (recoveries) to average loans
(In Thousands)	Amount
Commercial & industrial loans	$2,914	25%	(0.26)%
Commercial real estate:
Owner occupied properties	3,094	23%	(0.02)%
Non-owner occupied and multifamily properties	3,615	32%	—%
Residential real estate:
1-4 family residential properties secured by first liens	1,413	5%	(0.01)%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	389	1%	(0.19)%
1-4 family residential construction loans	312	3%	—%
Other construction, land development and raw land loans	1,803	7%	—%
Obligations of states and political subdivisions in the US	79	2%	—%
Agricultural production, including commercial fishing	145	2%	(0.05)%
Consumer loans	68	—%	(0.02)%
Other loans	6	—%	—%
Total	$13,838	100%	(0.08)%
1Represents percentage of this category of loans to total portfolio loans.

	2021
		% of Loans(1)	Net loan charge-offs (recoveries) to average loans
(In Thousands)	Amount
Commercial & industrial loans	$3,027	33%	0.21%
Commercial real estate:
Owner occupied properties	3,176	21%	—%
Non-owner occupied and multifamily properties	2,930	31%	—%
Residential real estate:
1-4 family residential properties secured by first liens	439	2%	—%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	215	1%	(0.21)%
1-4 family residential construction loans	120	3%	—%
Other construction, land development and raw land loans	1,635	6%	—%
Obligations of states and political subdivisions in the US	32	1%	—%
Agricultural production, including commercial fishing	91	2%	(0.15)%
Consumer loans	67	—%	(0.27)%
Other loans	7	—%	—%
Total	$11,739	100%	0.07%
1Represents percentage of this category of loans to total portfolio loans.

    The ACL for loans increased to $13.8 million at December 31, 2022 compared to $11.7 million at December 31, 2021 primarily due to an increase in loan balances, net of guarantees, as well as a slight increase in expected future loss rates. The Company determined that an ACL of $13.8 million, or 0.92% of portfolio loans, is appropriate as of December 31, 2022 based on our analysis of the current credit quality of the portfolio and forecasted economic conditions. The ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, as well as loan portfolio composition, quality, and duration.

The following table sets forth information regarding changes in the ACL for unfunded commitments for the years indicated:

(In Thousands)	2022	2021
Balance at beginning of period	$1,096	$187
Impact of adopting ASC 326	—	1,229
Adjusted balance, beginning of period	1,096	1,416
(Benefit) provision for credit losses	874	(320)
Balance at end of period	$1,970	$1,096
    While management believes that it uses the best information available to determine the ACL, unforeseen market conditions and other events could result in an adjustment to the ACL, and net income could be significantly affected if circumstances differed substantially from the assumptions used in making the final determination of the ACL.
Purchased Receivables
    Purchased receivable balances increased at December 31, 2022 to $20.0 million from $7.0 million at December 31, 2021, and year-to-date average purchased receivable balances were $7.0 million and $12.4 million in 2022 and 2021, respectively. Purchased receivable income was $2.0 million and $2.3 million in 2022 and 2021, respectively. Purchased receivable income in 2022 decreased from 2021 due to customers reportedly using PPP loans to fund liquidity needs instead of selling receivables.
    The following table sets forth information regarding changes in the purchased receivable ACL for the years indicated:

(In Thousands)	2022	2021	2020
Balance at beginning of year	$—	$73	$94
Cumulative effect of adopting ASU 2016-13	—	(73)	—
Charge-offs	—	—	—
Recoveries	—	—	—
Charge-offs net of recoveries	—	—	—
Reserve for (recovery from) purchased receivables	—	—	(21)
Balance at end of year	$—	$—	$73
Ratio of net charge-offs (recoveries) to average purchased receivables during the period	—%	—%	—%
Deposits
    Deposits are our primary source of funds. Total deposits decreased 1% to $2.39 billion at December 31, 2022 from $2.42 billion at December 31, 2021. Our deposits generally are expected to fluctuate according to the level of our market share, economic conditions, and normal seasonal trends.
    The following table sets forth the average balances outstanding and average interest rates for each major category of our deposits, for the periods indicated:

	2022		2021		2020
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
(In Thousands)
Interest-bearing demand accounts	$701,679	0.30%	$575,298	0.08%	$387,416	0.16%
Money market accounts	318,375	0.25%	264,344	0.16%	219,025	0.32%
Savings accounts	344,349	0.16%	323,131	0.15%	257,292	0.28%
Certificates of deposit	169,931	0.62%	178,215	0.94%	176,873	1.83%
Total interest-bearing accounts	1,534,334	0.29%	1,340,988	0.23%	1,040,606	0.51%
Noninterest-bearing demand accounts	820,547		784,092		597,610
Total average deposits	$2,354,881		$2,125,080		$1,638,216

The Company's mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 92% of total deposits at December 31, 2022 and 93% at December 31, 2021.
The only deposit category with stated maturity dates is certificates of deposit. At December 31, 2022, we had $192.9 million in certificates of deposit, of which $128.4 million, or 67%, are scheduled to mature in 2023. The Company’s certificates of deposit increased to $192.9 million during 2022 as compared to $178.0 million at December 31, 2021.  The aggregate amount of certificates of deposit in amounts of $250,000 or more at December 31, 2022 and 2021, was $77.5 million and $77.1 million, respectively.  The following table sets forth the amount outstanding of certificates of deposits in amounts of $250,000 or more by time remaining until maturity and percentage of total deposits as of December 31, 2022:

	Time Certificates of Deposits
	of $250,000 or More
		Percent of Total Deposits

(In Thousands)	Amount
Amounts maturing in:
Three months or less	$20,964	27%
Over 3 through 6 months	6,613	9%
Over 6 through 12 months	20,321	26%
Over 12 months	29,629	38%
Total	$77,527	100%

    The Company offers the Certificate of Deposit Account Registry Service® (CDARS®) as a member of Promontory Interfinancial Network, LLCSM (Network). When a Network member places a deposit using CDARS, that certificate of deposit is divided into amounts under the standard FDIC insurance maximum ($250,000) and is allocated among member banks, making the large deposit eligible for FDIC insurance. The Company had $30.2 million CDARS certificates of deposits at December 31, 2022 and $24.0 million CDARS certificates of deposits at December 31, 2021.

Borrowings
FHLB: The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.  At December 31, 2022, our maximum borrowing line from the FHLB was $1.195 billion, approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. The Company has outstanding advances of $14.1 million as of December 31, 2022 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. These advances have original terms of either 18 or 20 years with 30 year amortization periods and fixed interest rates ranging from 1.23% to 3.25%.
Federal Reserve Bank:  The Federal Reserve Bank of San Francisco (the "Federal Reserve Bank") is holding $44.3 million of loans as collateral to secure advances made through the discount window as of December 31, 2022.  There were no discount window advances outstanding at December 31, 2022 or 2021. The Company paid less than $1,000 in interest in 2022 and 2021 on this agreement.
Other Short and Long-term Borrowings:  The Company had no short or long-term borrowings outstanding other than the FHLB advances noted above as of December 31, 2022 or 2021.
The Company is subject to provisions under Alaska state law which generally limits the amount of outstanding debt to 35% of total assets or $929.3 million at December 31, 2021 and 35% of total assets or $948.0 million at December 31, 2021.

Junior Subordinated Debentures
On December 16, 2005, the Company’s subsidiary, NST2, issued trust preferred securities in the principal amount of $10 million.  These securities carry an interest rate of 90-day LIBOR plus 1.37% per annum that was initially set at 5.86% adjusted quarterly.  The securities have a maturity date of March 15, 2036, and are callable by the Company on or after March 15, 2011. These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations.  The interest cost to the Company of these securities was $326,000 in 2022.  At December 31, 2022, the securities had an interest rate of 6.14%. The Company entered into an interest rate swap in the third quarter of 2017 to hedge the variability in cash flows arising out of its junior subordinated debentures, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10 million of junior subordinated debentures held under NST2 at 3.72% through its maturity date. Net of the impact of the interest rate swap, interest expense on these securities was $387,000 in 2022 and $382,000 in 2021.

Liquidity and Capital Resources
    The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company. Given that the Bank currently meets and the Bank anticipates that it will continue to meet, all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards, the Company expects to continue to receive dividends from the Bank during 2023. Other available sources of liquidity for the bank holding company include the issuance of debt and the issuance of common or preferred stock. As of December 31, 2022, the Company has 10.0 million authorized shares of common stock, of which 5.7 million are issued and outstanding, leaving 4.3 million shares available for issuance. Additionally, the Company has 2.5 million authorized shares of preferred stock available for issuance.
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
The Company had cash and cash equivalents of $259.4 million, or 10% of total assets at December 31, 2022 compared to $645.8 million, or 24% of total assets as of December 31, 2021. The decrease in cash and cash equivalents is primarily due to increases in investment securities and loans. While down from December 31, 2021, this level of cash and cash equivalents is still elevated as compared to historical norms both in balance and as a percentage of total assets. The Company had cumulative other comprehensive losses, net of tax, of $29.1 million in 2022 primarily due to unrealized holding losses on available for sale securities due to increases in interest rates. Management does not believe that liquidation of these securities, which would result in realized losses, will occur prior to maturity of these securities. Furthermore, management expects that the Company's elevated level of liquidity will continue into 2023 and potentially into subsequent years. Accordingly, management has invested in slightly longer term investment securities in 2021 and 2022 as compared to the last several years. As of December 31, 2022, the weighted average maturity of available for sale securities is 3.3 years compared to 4.1 years at December 31, 2021 and 2.6 years at December 31, 2020. At December 31, 2022, $70.3 million available for sale securities mature within one year, $167.8 million mature in 2024, and $138.6 million mature in 2025. Our total unfunded commitments to fund loans and letters of credit at December 31, 2022 were $497.7 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. At December 31, 2022, certificates of deposit totaling $128.4 million and $52.1 million, respectively, contractually mature in 2023 and 2024, and may be withdrawn from the Bank. Similar to loans, we do not expect that these maturing certificates of deposit, or other non-maturity deposits, to be withdrawn from the Bank in a manner that will strain liquidity; however, unforeseen future circumstances or events may cause higher than anticipated withdrawal of deposits or draws of unfunded commitments to fund new loans. Management believes that cash requirements to fund future non-deposit liabilities, including operating lease liabilities, other liabilities, or borrowings as of December 31, 2022, are not material to the Company's liquidity position as of December 31, 2022.
The Company has other available sources of liquidity to fund unforeseen liquidity needs. These include borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB.  At December 31, 2022, our liquid assets were $570.7 million and our funds available for borrowing under our existing lines of credit were $1.24 billion. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient in the foreseeable future.

    As shown in the Consolidated Statements of Cash Flows included in Part II. Item 8 of this report, net cash provided by operating activities was $78.1 million in 2022 and $112.0 million in 2021, respectively. The primary source of cash provided by operating activities for both periods was proceeds from the sale of loans held for sale net of proceeds used in originations, as well as positive net income. In 2022, proceeds from the sale of loans held for sale net of proceeds used in originations decreased as compared to 2021 as refinance and purchase activity slowed. Net cash used by investing activities was $405.6 million in 2022 primarily due to purchases of available for sale and held to maturity securities and to a lesser extent, increases in loans and purchased receivables. Net cash used by investing activities was $159.1 million in 2021 primarily due to purchases of available for sale and held to maturity securities, net of proceeds from the maturity of available for sale securities. Financing activities used cash of $59.0 million in 2022 and provided cash of $577.0 million in 2021. Financing activities used cash in 2022 due to a decrease in deposits as wells as payment of cash dividends to shareholders and the repurchase of shares of the Company's common stock. Financing activities provided cash in 2021 due to increases in deposits that were only partially offset by the payment of cash dividends to shareholders and the repurchase of shares of the Company's common stock.
    Throughout our history, the Company has periodically repurchased for cash a portion of its shares of common stock in the open market. The following table presents the amount of common shares repurchased and the weighted average price paid per share for the periods indicated:

Years Ending:	Common Shares Repurchased	Weighted Average Price
2022	333,724	$42.42
2021	279,276	$41.30
2020	327,000	$30.51
2019	347,676	$36.15
2018	15,468	$31.90
At December, 31, 2022, there were no shares available under the previously announced stock repurchase program. However, on January 27, 2023 the Company announced that its Board of Directors authorized the repurchase of up to an additional 285,000 shares of common stock. The Company intends to continue to repurchase our stock from time-to-time depending upon market conditions, but we can make no assurances that we will continue this program or that we will authorize additional shares for repurchase.
The table below shows the cumulative effect the repurchase of common shares since the inception of the Company on diluted earnings per share:

Years Ending:	Diluted EPS as Reported	Diluted EPS without Stock Repurchase
2022	$5.27	$3.92
2021	$6.00	$4.79
2020	$5.11	$4.22
2019	$3.04	$2.59
2018	$2.86	$2.56

Regulatory Capital Requirements: We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital.  We believe as of December 31, 2022, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

    The table below illustrates the capital requirements in effect in 2022 for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain capital ratios for the Bank in 2023 exceeding the FDIC’s requirements for the “well-capitalized” classification. The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering is included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our consolidated financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital.  As a result, the Company has $10 million more in regulatory capital than the Bank at December 31, 2022 and 2021, respectively, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

December 31, 2022
Total risk-based capital	8.00%	10.00%	13.64%	11.42%
Tier 1 risk-based capital	6.00%	8.00%	12.81%	10.58%
Common equity tier 1 capital	4.50%	6.50%	12.29%	10.59%
Leverage ratio	4.00%	5.00%	9.01%	7.42%

See Note 22 of the Consolidated Financial Statements included in Part II. Item 8 of this report for a detailed discussion of the capital ratios. The requirements for "well-capitalized" come from the Prompt Correction Action rules. See Part I. Item 1 Supervision and Regulation. These rules apply to the Bank but not to the Company. Under the rules of the Federal Reserve Bank, a bank holding company such as the Company is generally defined to be "well capitalized" if its Tier 1 risk-based capital ratio is 8.0% or more and its total risk-based capital ratio is 10.0% or more.

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

Depending on the nature and size of the pool of financial assets with similar risk characteristics, the Company uses a discounted cash flow (“DCF”) method or a weighted average remaining life method to estimate expected credit losses quantitatively. The Company uses a DCF method for 8 of its 11 loan pools, which represent 95% of the amortized cost basis of total loan pools at December 31, 2022. The weighted average remaining life method is used for the remaining 3 loan pools primarily because loan level data constraints preclude the use of the DCF model.

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

As of January 1, 2022, management utilizes and forecasts U.S. unemployment as the sole loss driver for all of the loan pools that utilize the DCF method. The Company's regression models for PD as of January 1, 2022 utilize peer historical loan level default data. Peers for this purpose include banks in the United States with total assets between $1 billion and $5 billion whose loan portfolios share certain characteristics with the Company's loan portfolio. Peers differ by loan segment; a bank is included in the peer group for each loan segment under the following circumstances:

• The percentage the balance of the loan segment compared to total loans over a five year look back period is within 1.5 standard deviations of the Company's data;
• The percentage of total charge offs for the loan segment over a five year look back period is within 1 standard deviation of the Company's data; and
• The percentage of total charge offs for the loan segment during the recessionary period from the fourth quarter of 2008 to the fourth quarter of 2012 is within 1 standard deviation of the Company's data.

For all periods presented, following the forecast period, the economic variables used to calculate PD revert to a historical average at a constant rate over an eight quarter reversion period. Other assumptions relevant to the discounted cash flow model to derive the quantitative allowance include the LGD, which is the estimate of loss for a defaulted loan, prepayment speeds, and the discount rate applied to future cash flows. The DCF method utilizes the effective interest rate of individual assets to discount the expected credit losses over the contractual term of the loan, adjusted for prepayments. The LGD is the expected loss which would be realized presuming a default has occurred and primarily measures the value of the collateral or other secondary source of repayment related to the collateral.

The Company has identified the following pools of financial assets with similar risk characteristics for measuring expected credit losses under CECL as adopted by the Company on January 1, 2021, which are unchanged as of December 31, 2022:
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

•Inflation and monetary policy in the United States;
•Changes in trends, volume and severity of adversely classified loans, nonaccrual loans, and delinquencies;
•Concentration of credit; and
•Changes in the nature and volume of the loan portfolio.

    Valuation of goodwill and other intangibles:  Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis as of December 31. Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstances indicate impairment potentially exists. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumptions may result in additional impairment of all, or some portion of, goodwill or other intangible assets. The Company performed its annual goodwill impairment testing at December 31, 2022 and 2021 in accordance with the policy described in Note 1 to the financial statements included in Part II. Item 8 of this report.  At December 31, 2022, the Company performed its annual impairment test by performing a qualitative assessment. Significant positive inputs to the qualitative assessment included the Company’s increasing net income as compared to historical trends; the Company's increasing market share for deposits in our markets; results of regulatory examinations; peer comparisons of the Company's net interest margin; trends in the Company’s cash flows; improvements in the Alaskan economy in 2022; increases in the Company's market share of mortgage originations; and increases in the Company's stock price. Significant negative inputs to the qualitative assessment included the muted pace of growth in the Alaska economy and a decline in home mortgage originations. We believe that the positive inputs to the qualitative assessment noted above outweigh the negative inputs for both of the Company's operating segments, and we therefore concluded that it is more likely than not that the fair value of the Company exceeds its carrying value at December 31, 2022 and that no potential impairment existed at that time.

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
    The Company uses derivatives in the Home Mortgage Lending segment, including commitments to originate residential mortgage loans at fixed prices, and it enters into forward delivery contracts to sell mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its residential mortgage loan commitments. The Company does not use derivatives outside of these activities in the Home Mortgage Lending segment to manage our interest rate risk exposures. However, the Company does enter into commercial loan interest rate swap agreements in its Community Banking segment in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Commercial loan interest rate swap agreements are offset with corresponding swap agreements with a third party swap dealer in order to offset the Company's exposure on the fixed component of the customer’s interest rate swap. Additional information regarding the Company’s customer interest rate swap program is presented in Note 19 of the Notes to Consolidated Financial Statements included in Part II. Item 8 of this report.
    The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets (which exclude nonaccrual loans and net unearned loan fees) and interest-bearing liabilities at December 31, 2022. The amounts shown below could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Estimated maturity or repricing at December 31, 2022
(In Thousands)	Within 1 year	1-5 years	>5 years	Total
Interest -Earning Assets:
Interest bearing deposits in other banks	$231,603	$—	$—	$231,603
Investments securities and FHLB Stock	173,874	554,461	—	728,335
Loans	548,907	800,277	154,135	1,503,319
Loans held for sale	27,538	—	—	27,538
Total interest-earning assets	$981,922	$1,354,738	$154,135	$2,490,795
Percent of total interest-earning assets	39.42%	54.39%	6.19%	100.00%
Interest-Bearing Liabilities:
Interest-bearing demand accounts	$767,686	$—	$—	$767,686
Money market accounts	308,317	—	—	308,317
Savings accounts	320,917	—	—	320,917
Certificates of deposit	130,892	60,648	1,317	192,857
Securities sold under repurchase agreements	—	—	—	—
Borrowings	882	3,751	9,462	14,095
Junior subordinated debentures	—	—	10,310	10,310
Total interest-bearing liabilities	$1,528,694	$64,399	$21,089	$1,614,182
Percent of total interest-bearing liabilities	94.70%	3.99%	1.31%	100.00%
Interest sensitivity gap	($546,772)	$1,290,339	$133,046	$876,613
Cumulative interest sensitivity gap	($546,772)	$743,567	$876,613
Cumulative interest sensitivity gap as a percentage
of total interest-earning assets	(22.0)%	29.9%	35.2%

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
    While the analysis above sets forth the estimated maturity or repricing and the resulting interest rate gap of our interest-earning assets and interest-bearing liabilities, the following tables show the estimated impact on net interest income and net income at one and two year time horizons with instantaneous parallel rate shocks of up 100, 200, 300 and 400 basis points and down 100, 200, 300 and 400 basis point. Due to the various assumptions used for this modeling and potential balance sheet strategies management may implement to mitigate interest rate risk, no assurance can be given that projections will reflect actual results.

    The following table shows the estimated impact on net interest income under the stated interest rate scenarios:

	1st Year Change in net interest income from base scenario	Percentage change	2nd Year Change in net interest income from base scenario	Percentage change

(In Thousands)
Scenario:
Up 400 basis points	$4,191	3.81%	$19,456	16.31%
Up 300 basis points	$3,163	2.87%	$14,571	12.22%
Up 200 basis points	$2,128	1.93%	$9,729	8.16%
Up 100 basis points	$1,105	1.00%	$4,907	4.11%
Down 100 basis points	($4,646)	(4.22)%	($8,749)	(7.34)%
Down 200 basis points	($9,605)	(8.73)%	($17,946)	(15.05)%
Down 300 basis points	($14,351)	(13.04)%	($27,180)	(22.79)%
Down 400 basis points	($17,812)	(16.18)%	($32,080)	(26.90)%

    The following table shows the estimated impact on net income under the stated interest rate scenarios. The trends in the estimated impact on net income under the stated interest rate scenarios differ from the table above primarily due to the inclusion of the estimated impact of changes in other operating income and expense related to mortgage banking activities:

	1st Year Change in net income from base scenario	Percentage change	2nd Year Change in net income from base scenario	Percentage change

(In Thousands)
Scenario:
Up 400 basis points	($1,658)	(4.37)%	$10,417	23.68%
Up 300 basis points	($1,228)	(3.24)%	$7,796	17.72%
Up 200 basis points	($803)	(2.12)%	$5,209	11.84%
Up 100 basis points	($369)	(0.97)%	$2,636	6.00%
Down 100 basis points	($576)	(1.52)%	($3,815)	(8.67)%
Down 200 basis points	($1,401)	(3.69)%	($7,983)	(18.15)%
Down 300 basis points	($2,056)	(5.42)%	($12,181)	(27.69)%
Down 400 basis points	($1,690)	(4.45)%	($12,955)	(29.45)%

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Northrim BanCorp, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Allowance for Credit Losses - Loans

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses - loans balance was $13.8 million at December 31, 2022. The allowance for credit losses – loans is management’s best estimate of current expected credit losses in its loan portfolio and is estimated using either a discounted cash flow method or a weighted average remaining life method, depending on the nature and size of the loan pool. The estimate of current expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of loans. Historical loss experience is the starting point for estimating expected credit losses. Adjustments are made to historical loss experience to reflect differences in asset-specific risk characteristics using qualitative factors.

We identified management’s estimation and application of the forecast of economic conditions used in the calculation of probabilities of default in the allowance for credit losses – loans as a critical audit matter. The forecast of economic conditions component of the allowance for credit losses - loans is used to compare the conditions that existed during the historical period to current conditions and future expectations, and to make adjustments to the historical data accordingly. Auditing management’s judgments regarding the estimation and application of forecasted economic conditions portion of the allowance for credit losses - loans involved significant audit effort, as well as especially challenging and subjective auditor judgement when performing audit procedures and evaluating the results of those procedures.

The primary procedures we performed to address the critical audit matters included:

•Testing the design, implementation, and operating effectiveness of controls relating to management’s calculation of the allowance for credit losses – loans, including controls over the estimation and application of the forecast of economic conditions.

•Obtaining management’s analysis and supporting documentation related to the forecast of economic conditions used to determine the probabilities of default, and evaluating whether the forecast of economic conditions used in the calculation of the allowance for credit losses - loans are reasonable and supportable.

•Evaluating the appropriateness of the methodology and assumptions used in the calculation of the allowance for credit losses – loans, and testing the calculation itself, including completeness and accuracy of the data used in the calculation, and the application of the forecast of economic conditions used in the calculation to determine probabilities of default.

/s/ Moss Adams LLP

Everett, Washington
March 6, 2023

We have served as the Company’s auditor since 2010.

CONSOLIDATED FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$27,747	$20,805
Interest bearing deposits in other banks	231,603	625,022
Investment securities available for sale, at fair value	677,029	426,684
Marketable equity securities	10,740	8,420
Investment securities held to maturity, at amortized cost	36,750	20,000
Investment in Federal Home Loan Bank stock, at cost	3,816	3,107
Loans held for sale	27,538	73,650
Loans	1,501,785	1,413,886
Allowance for credit losses, loans	(13,838)	(11,739)
Net loans	1,487,947	1,402,147
Purchased receivables, net	19,994	6,987
Mortgage servicing rights, at fair value	18,635	13,724
Other real estate owned, net	—	5,638
Premises and equipment, net	37,821	37,164
Operating lease right-of-use assets	9,868	11,001
Goodwill	15,017	15,017
Other intangible assets, net	967	992
Other assets	68,846	54,361
Total assets	$2,674,318	$2,724,719
LIABILITIES
Deposits:
Demand	$797,434	$887,824
Interest-bearing demand	767,686	692,683
Savings	320,917	348,164
Money market	308,317	314,996
Certificates of deposit less than $250,000	115,330	100,851
Certificates of deposit $250,000 and greater	77,527	77,113
Total deposits	2,387,211	2,421,631
Borrowings	14,095	14,508
Junior subordinated debentures	10,310	10,310
Operating lease liabilities	9,865	10,965
Other liabilities	34,208	29,488
Total liabilities	2,455,689	2,486,902
COMMITMENTS AND CONTINGENCIES (NOTE 18)
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 5,700,728 and 6,014,813 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	5,701	6,015
Additional paid-in capital	17,784	31,162
Retained earnings	224,225	204,046
Accumulated other comprehensive (loss), net of tax	(29,081)	(3,406)
Total shareholders' equity	218,629	237,817
Total liabilities and shareholders' equity	$2,674,318	$2,724,719
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31, 2022, 2021, and 2020

(In Thousands, Except Share and Per Share Data)	2022	2021	2020
Interest and Dividend Income
Interest and fees on loans and loans held for sale	$82,785	$79,241	$71,091
Interest on investment securities available for sale	9,679	3,339	4,832
Dividends on marketable equity securities	563	440	466
Interest on investment securities held to maturity	1,511	1,037	18
Dividends on Federal Home Loan Bank stock	125	102	84
Interest on deposits in other banks	5,665	447	225
Total Interest Income	100,328	84,606	76,716
Interest Expense
Interest expense on deposits	4,485	3,077	5,279
Interest expense on borrowings	339	320	387
Interest expense on junior subordinated debentures	389	382	385
Total Interest Expense	5,213	3,779	6,051
Net Interest Income	95,115	80,827	70,665
Provision (benefit) for credit losses	1,846	(4,099)	2,432
Net Interest Income After Provision (Benefit) for Credit Losses	93,269	84,926	68,233
Other Operating Income
Mortgage banking income	21,572	42,144	52,635
Bankcard fees	3,697	3,389	2,837
Purchased receivable income	2,002	2,259	2,650
Keyman insurance proceeds	2,002	—	—
Commercial servicing revenue	1,628	306	527
Service charges on deposit accounts	1,611	1,297	1,102
Interest rate swap income	157	452	949
Gain on sale of marketable equity securities, net	—	67	98
Unrealized (loss) gain on marketable equity securities	(1,119)	(101)	61
Other income	2,527	2,450	2,469
Total Other Operating Income	34,077	52,263	63,328
Other Operating Expense
Salaries and other personnel expense	58,172	60,412	61,137
Data processing expense	8,926	8,567	7,668
Occupancy expense	6,915	7,078	6,624
Professional and outside services	2,993	2,801	3,157
Marketing expense	2,747	2,741	2,320
Insurance expense	2,054	1,593	1,228
OREO (income) expense, net of rental income and gains on sale	500	(432)	(242)
Intangible asset amortization expense	25	37	48
Other operating expense	6,520	6,399	7,174
Total Other Operating Expense	88,852	89,196	89,114
Income Before Provision for Income Taxes	38,494	47,993	42,447
Provision for income taxes	7,753	10,476	9,559
Net Income	$30,741	$37,517	$32,888
Earnings Per Share, Basic	$5.33	$6.07	$5.18
Earnings Per Share, Diluted	$5.27	$6.00	$5.11
Weighted Average Shares Outstanding, Basic	5,765,088	6,180,801	6,354,687
Weighted Average Shares Outstanding, Diluted	5,829,412	6,249,313	6,431,367
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2022, 2021, and 2020
2010

(In Thousands)	2022	2021	2020
Net income	$30,741	$37,517	$32,888
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized holding (losses) gains arising during the period	($38,283)	($5,564)	$411
Derivatives and hedging activities:
Unrealized holding gains (losses) during the period	2,409	780	(1,201)
Income tax benefit (expense) related to unrealized gains and losses	10,199	1,360	377
Other comprehensive (loss) income, net of tax	(25,675)	(3,424)	(413)
Comprehensive income	$5,066	$34,093	$32,475

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2022, 2021, and 2020

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Par Value
(In Thousands)
Balance at January 1, 2020	6,559	$6,559	$50,512	$149,615	$431	$207,117
Cash dividend declared	—	—	—	(8,866)	—	(8,866)
Stock-based compensation expense	—	—	943	—	—	943
Exercise of stock options and vesting of restricted stock units, net	19	19	(137)	—	—	(118)
Repurchase of common stock	(327)	(327)	(9,649)	—	—	(9,976)
Other comprehensive (loss), net of tax	—	—	—	—	(413)	(413)
Cumulative effect of adoption of accounting principles related to equity compensation expense	—	—	139	(139)	—	—
Net income	—	—	—	32,888	—	32,888
Balance at December 31, 2020	6,251	$6,251	$41,808	$173,498	$18	$221,575
Cash dividend declared	—	—	—	(9,369)	—	(9,369)
Stock-based compensation expense	—	—	1,073	—	—	1,073
Exercise of stock options and vesting of restricted stock units, net	43	43	(464)	—	—	(421)
Repurchase of common stock	(279)	(279)	(11,255)	—	—	(11,534)
Other comprehensive (loss), net of tax	—	—	—	—	(3,424)	(3,424)
Cumulative effect of adoption of ASU 2016-13	—	—	—	2,400	—	2,400
Net income	—	—	—	37,517	—	37,517
Balance at December 31, 2021	6,015	$6,015	$31,162	$204,046	($3,406)	$237,817
Cash dividend declared	—	—	—	(10,562)	—	(10,562)
Stock-based compensation expense	—	—	742	—	—	742
Exercise of stock options and vesting of restricted stock units, net	20	20	(297)	—	—	(277)
Repurchase of common stock	(334)	(334)	(13,823)	—	—	(14,157)
Other comprehensive (loss), net of tax	—	—	—	—	(25,675)	(25,675)
Net income	—	—	—	30,741	—	30,741
Balance at December 31, 2022	5,701	$5,701	$17,784	$224,225	($29,081)	$218,629

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2022, 2021, and 2020

(In Thousands)	2022	2021	2020
Operating Activities:
Net income	$30,741	$37,517	$32,888
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on sale of securities, net	—	(67)	(98)
Loss on sale of premises and equipment	—	—	22
Depreciation and amortization of premises	3,139	3,276	3,147
Amortization of software	1,164	1,161	1,104
Intangible asset amortization	25	37	48
Amortization of investment security premium, net of discount accretion	630	529	19
Unrealized loss (gain) on marketable equity securities	1,119	101	(61)
Deferred tax (income) expense	2,110	(1,298)	555
Stock-based compensation	742	1,073	943
Deferral of loan fees and amortization, net of costs	(2,933)	(192)	6,650
Provision (benefit) for credit losses	1,846	(4,099)	2,432
Benefit for purchased receivables	—	—	(21)
Additions to home mortgage servicing rights carried at fair value	(4,623)	(6,088)	(4,824)
Change in fair value of home mortgage servicing rights carried at fair value	(288)	3,582	5,526
Change in fair value of commercial servicing rights carried at fair value	(809)	437	99
Gain on sale of loans	(13,873)	(36,436)	(46,258)
Proceeds from the sale of loans held for sale	645,518	1,227,150	1,263,325
Origination of loans held for sale	(585,533)	(1,118,186)	(1,295,411)
Loss (gain) on sale of other real estate owned	414	(685)	(391)
Net changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(3,091)	1,133	(3,467)
Decrease (increase) in other assets	5,528	12,739	(15,096)
(Decrease) increase in other liabilities	(3,703)	(9,695)	12,415
Net Cash Provided (Used) by Operating Activities	78,123	111,989	(36,454)
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(302,668)	(320,501)	(160,423)
Purchases of marketable equity securities	(3,934)	(493)	(1,552)
Purchases of FHLB stock	(730)	(573)	(5,931)
Purchases of investment securities held to maturity	(16,750)	(10,000)	(10,000)
Proceeds from sales/calls/maturities of securities available for sale	13,417	135,365	189,323
Proceeds from sales of marketable equity securities	488	1,084	601
Proceeds from redemption of FHLB stock	21	17	5,518
(Increase) decrease in purchased receivables, net	(13,007)	6,935	10,472
(Increase) decrease in loans, net	(83,839)	28,975	(408,365)
Proceeds from sale of other real estate owned	5,224	2,610	797
Purchases of software	(51)	(170)	(416)
Purchases of premises and equipment	(3,796)	(2,338)	(2,849)
Net Cash (Used) Provided by Investing Activities	(405,625)	(159,089)	(382,825)
Financing Activities:
Increase in deposits	(34,420)	596,650	452,630
Proceeds from borrowings	—	—	110,610
Repayments of borrowings	(413)	(309)	(104,684)
Proceeds from the issuance of common stock	586	1,543	84
Repurchase of common stock	(14,157)	(11,534)	(9,976)
Cash dividends paid	(10,571)	(9,388)	(8,844)
Net Cash (Used) Provided by Financing Activities	(58,975)	576,962	439,820
Net Change in Cash and Cash Equivalents	(386,477)	529,862	20,541
Cash and Cash Equivalents at Beginning of Year	645,827	115,965	95,424
Cash and Cash Equivalents at End of Year	$259,350	$645,827	$115,965

Supplemental Information:
Income taxes paid	$2,015	$6,380	$7,790
Interest paid	$5,190	$3,813	$6,009
Transfer of loans to other real estate owned	$—	$274	$652
Loans made to facilitate sales of other real estate owned	$—	$1,012	$—
Non-cash lease liability arising from obtaining right of use assets	$1,128	$79	$370
Cash dividends declared but not paid	$85	$92	$98
Cumulative effect adjustment to retained earnings	$—	$2,400	($139)

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
Use of Estimates:  The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States and prevailing practices within the banking industry. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income, gains, expenses, and losses during the reporting periods. Actual results could differ from those estimates. Significant estimates include the allowance for credit losses (“ACL”), valuation of goodwill and other intangibles, valuation of other real estate owned (“OREO”), valuation of mortgage servicing rights (“MSRs”), and fair value disclosures.
Consolidation: The Company consolidates affiliates in which we have a controlling interest. The accompanying consolidated financial statements include the accounts of the Company, the Bank, RML, and NISC.  Significant intercompany balances have been eliminated in consolidation. As of December 31, 2022, the Company had one wholly-owned business trust subsidiary, Northrim Statutory Trust 2 ("Trust 2"), that was formed to issue trust preferred securities and related common securities of Trust 2. The Company has not consolidated the accounts of Trust 2 in its consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to Trust 2 are reflected on the Company’s consolidated balance sheet as junior subordinated debentures. The Company has determined that PWA and Homestate are not variable interest entities and therefore, the Company does not consolidate the balance sheets and income statements of PWA or Homestate into its financial statements. The Company owns a 22% interest in PWA and a 30% interest in Homestate Mortgage Company, LLC, and these investments are accounted for as equity method investments. Results of PWA and Homestate are included in "Other income" in our Consolidated Statements of Income. Investments in other companies are presented on a one-line basis in the caption “Other assets” in our Consolidated Balance Sheets.
Operating Segments: In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM"), or decision making group, in deciding how to allocate resources and in assessing performance. The Company uses the "management approach" in determining reportable operating segments. The management approach considers the internal organization and reporting used the by the Company's CODM for making operating decisions and assessing performance as the source for determining the Company's reportable segments. Management, including the CODM, review operating results by the revenue of different services. For the year ended December 31, 2022 and 2021, the Company has two operating business lines; Community Banking and Home Mortgage Lending. Information about the Company's operating segments is included in Note 25 of the Notes to the Company's Consolidated Financial Statements included in Part II. Item 8 of this report.
Reclassifications: Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity.
Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2022 for potential recognition or disclosure.
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
Non-marketable equity securities are accounted for under the equity method of accounting and are included in other assets in our Consolidated Balance Sheets. The Company performs an impairment analysis on its non-marketable equity securities when events or circumstances indicate impairment potentially exists.
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
Allowance for Credit Losses - Investment Securities: For available for sale debt securities in an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. The ACL may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in such a situation.
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

The ACL on held to maturity securities is estimated on a collective basis by major security type. At December 31, 2022, the Company’s held to maturity securities consisted of investments in corporate bonds. Expected credit losses for these securities are estimated using a discounted cash flow ("DCF") methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

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
Acquired Loans: Loans purchased without more-than-insignificant credit deterioration are recorded at their fair value at the acquisition date. Loans purchased with more-than-insignificant credit deterioration will be recorded with their applicable ACL to determine amortized cost basis.
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

If we determine that the value of an individually evaluated loan is less than the recorded investment in the loan, we either recognize an ACL specific to that loan, or charge-off the deficit balance on collateral dependent loans if it is determined that such amount represents a confirmed loss. Subsequent changes in the expected credit losses for loans evaluated individually are included within the provision for credit losses in the same manner in which the expected credit loss initially was recognized or as a reduction in the provision that would otherwise be reported.

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
Other Real Estate Owned: OREO represents properties acquired through foreclosure or its equivalent. Prior to foreclosure, the carrying value is adjusted to the fair value, less cost to sell, of the real estate to be acquired by an adjustment to the ACL for loans. Management’s evaluation of fair value is based on appraisals or discounted cash flows of anticipated sales. After foreclosure, any subsequent reduction in the carrying value is charged against earnings. Operating expenses associated with OREO are charged to earnings in the period they are incurred. Operating expenses associated with OREO are recorded net of rental income and gain on sales associated with OREO.
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
Operating Leases: The Company leases branch locations, corporate office space, and equipment under non-cancelable leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with one or more options to renew, with renewal terms that can extend the lease term from one to ten years or more. The exercise of lease renewal options is at management's sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. In addition to annual impairment reviews, management reviews right-of-use assets anytime a change in circumstances indicates the carrying amount of these assets may not be recoverable.
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
Servicing Rights: Mortgage and commercial servicing rights associated with loans originated and sold, where servicing is retained, are measured at fair value and changes in fair value are reported through earnings. Changes in the fair value of servicing rights occur primarily due to the collection/realization of expected cash flows, as well as changes in valuation inputs and assumptions. Under the fair value method, servicing rights are carried on the balance sheet at fair value and the changes in fair value are reported in earnings in other operating income in the period in which the change occurs. Fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of servicing rights, the present value of net expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, escrow calculations, delinquency rates, and ancillary fee income net of servicing costs. For MSRs, the model assumptions are also compared to publicly filed information from several large MSR holders, as available.
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
Derivatives: The Company records all derivatives on the Consolidated Balance Sheets at fair value. The accounting for change in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate the derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Interest rate swaps that are designated as a cash flow hedge and satisfy the hedge accounting requirements involve the receipt of variable amounts from a counter-party in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. For derivatives which are designed as cash flow hedges and satisfy hedge accounting requirements, the effective portion of changes in the fair value of the derivative is recorded in accumulated other comprehensive income (loss). The fair value of the Company's derivatives is determined using DCF analysis using observable market based inputs. The Company considers all free-standing derivatives not designated in a hedging relationship as economic hedges and recognizes these derivatives as either assets or liabilities in the balance sheet. These assets and liabilities are measured at fair value, and changes in fair value are recorded in earnings. By using derivatives, the Company is exposed to counterparty credit risk, which is the risk that counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, our counterparty credit risk is equal to the amount reported as a derivative asset on our balance sheet, net of cash collateral received. We minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. For derivative instruments executed with the same counterparty under a master netting arrangement, we do not offset fair value amounts of interest rate swaps in liability positions with interest rate swaps in asset positions. For further detail, see Note 19 of the notes to the Company's Consolidated Financial Statements included in Part II. Item 8 of this report.
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
Revenue Recognition: The majority of the Company's revenues come from interest income on loans and investment securities, as well as other non-interest income including mortgage banking income, bankcard fees, purchased receivable income, and service charges on deposits. The Company recognizes income in accordance with the applicable accounting guidance for these revenue sources. The Company's revenues that are within the scope of ASC Topic 606 (“Topic 606”) are presented within other operating income and include bankcard fees, service charges on deposits, and other non-interest income including merchant services fees, commissions from sales of mutual funds and other investments, safety deposit box rental fees, bank check and other check fees, and other miscellaneous revenue streams.
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
Advertising: Advertising, promotion, and marketing costs are expensed as incurred. The Company reported total expenses in these areas of $2.7 million, $2.7 million, and $2.3 million for each of the years ending December 31, 2022, 2021, and 2020, respectively.
Stock Incentive Plans: The Company has stock-based employee compensation plans as more fully discussed in Note 21, Stock-Based Compensation to the Company's Consolidated Financial Statements included in Part II. Item 8 of this report. Compensation cost is recognized for stock options and restricted stock units issued to employees based on the fair value of these awards at the date of grant. A Black Scholes model is utilized to estimate the fair value of stock options, while the market price for the Company's common stock at the date of grant issued is utilized for restricted stock awards. The Company recognizes compensation expense over the vesting period of each award. The Company's recognizes forfeitures as they occur.
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
Earnings Per Share: Earnings per share is calculated using the weighted average number of shares and dilutive common stock equivalents outstanding during the period. Stock options and restricted stock units, as described in Note 21 of the notes to the Company's Consolidated Financial Statements included in Part II. Item 8 of this report, are considered to be common stock equivalents. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Anti-dilutive shares outstanding related to options to acquire common stock for the year ended December 31, 2020 totaled 45,062. There were no anti-dilutive shares outstanding related to options to acquire common stock in 2022 or 2021.

    Information used to calculate earnings per share was as follows:

(In Thousands)	2022	2021	2020
Net income	$30,741	$37,517	$32,888
Basic weighted average common shares outstanding	5,765	6,181	6,355
Dilutive effect of potential common shares from awards granted under equity incentive program	64	68	76
Total	5,829	6,249	6,431
Earnings per common share
Basic	$5.33	$6.07	$5.18
Diluted	$5.27	$6.00	$5.11

Comprehensive Income: Comprehensive income consists of net income, net unrealized gains (losses) on securities available for sale after the tax effect, and net unrealized gains (losses) on derivative and hedging activities after the tax effect.
Concentrations: Substantially all of the Company’s business is derived from the Anchorage, Matanuska-Susitna Valley, Fairbanks, Kenai Peninsula, Nome, and Southeast areas of Alaska. As such, the Company’s growth and operations depend upon the economic conditions of Alaska and these specific markets. These areas rely primarily upon the natural resources industries, particularly oil production, as well as tourism, government and U.S. military spending for their economic success. A significant majority of the unrestricted revenues of the Alaska state government are currently funded through various taxes and royalties on the oil industry. The Company’s business is and will remain sensitive to economic factors that relate to these industries and local and regional business conditions. As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in regions served by the Company, may have a more pronounced effect upon its business than they might on an institution that is less geographically concentrated. The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon the Company’s results of operation and financial condition.
    At December 31, 2022 and 2021, the Company had $501.3 million and $572.7 million, respectively, in commercial and construction loans. Additionally, the Company continues to have a concentration in large borrowing relationships. At December 31, 2022, 38% of the Company’s loan portfolio is attributable to 44 large borrowing relationships. The Company has additional unfunded commitments to these borrowers of $231.9 million at December 31, 2022.
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

Recent Accounting Pronouncements
    Accounting pronouncements to be implemented in future periods
    In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Report of Financial Reporting ("ASU 2020-04"). ASU 2020-04 was issued to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. The last expedient is a one-time election to sell or transfer debt securities classified as held to maturity. In March 2021, the UK Financial Conduct Authority announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of LIBOR had been changed from December 31, 2021 to June 30, 2023. In response to this change, in December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 ("ASU 2022-06"). ASU 2022-06 effectively amends ASU 2020-04 so that the expedients are in effect from March 12, 2020, through December 31, 2024. The Company will be able to use the expedients in this guidance to continue to manage through the transition away from LIBOR, specifically for our loan portfolio, derivative contracts, and bond portfolio.
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

LIBOR is a widely-referenced benchmark rate, which is published in five currencies and a range of tenors, and seeks to estimate the cost at which banks can borrow on an unsecured basis from other banks. The administrator of LIBOR, ICE Benchmark Administration, published a consultation in December 2020 regarding its intention to cease the publication of LIBOR after December 31, 2021, with the exception of certain tenors of U.S. dollar (USD) LIBOR that it proposed would remain available for use in legacy contracts or as otherwise enumerated by financial regulators until June 30, 2023. The Company has some assets and liabilities referenced to LIBOR, such as commercial loans, derivatives, debt securities, and junior subordinated debentures. As of December 31, 2022, we had approximately $151.2 million of assets, including $83.7 million in commercial loans and $67.5 million in debt securities, and $10.0 million of liabilities in the form of our junior subordinated debentures linked to USD LIBOR. These amounts exclude derivative assets and liabilities on our consolidated balance sheet. As of December 31, 2022, the notional amount of our USD LIBOR-linked interest rate derivative contracts was $146.6 million. Of this amount, $68.3 million in notional value represent commercial loan interest rate swap agreements with commercial banking customers. An additional $68.3 million in notional value represent corresponding swap agreements with third party financial institutions that offset the commercial loan swaps. The Company has one additional interest rate swap agreement with a third party institution for $10.0 million in notional value related to our junior subordinated debentures. Each of the USD LIBOR-linked amounts referenced above are expected to vary in future periods as current contracts expire with potential replacement contracts using an alternative reference rate.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). The amendments in ASU 2022-02 eliminate the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs which includes an assessment of whether the creditor has granted a concession, an entity must evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, for public business entities, ASU 2022-02 requires that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost in the vintage disclosures required by paragraph 326-20-50-6. ASU 2022-02 is effective for the Company for fiscal years beginning after December 15, 2022. The Company may elect to apply the updated guidance on TDR recognition and measurement by using a modified retrospective transition method, which would result in a cumulative-effect adjustment to retained earnings, or to adopt the amendments prospectively. The Company intends to elect to adopt the updated guidance on TDR recognition and measurement prospectively; therefore the guidance will be applied to modifications occurring after the date of adoption. The amendments on TDR disclosures and vintage disclosures must be adopted prospectively. The Company does not believe that ASU 2022-02 will have a material impact on the Company's consolidated financial statements.

NOTE 2 – Cash and Due from Banks
    The Company is no longer required to maintain minimum cash balances or deposits with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank").
    The Company is required to maintain a $300,000 balance with a correspondent bank for outsourced servicing of ATMs at both December 31, 2022 and 2021.
    The Company is required to maintain a $100,000 and $30,000 balance with a correspondent bank to collateralize the initial margin and the fair value exposure of one of its interest rate swaps, respectively, at December 31, 2022. The Company was required to maintain a $100,000 and $2.8 million balance with a correspondent bank to collateralize the initial margin and the fair value exposure of one of its interest rate swaps, respectively, at December 31, 2021.

NOTE 3 - Interest Bearing Deposits in Other Banks
    All interest bearing deposits in other banks have a maturity of one year or less.  Balances at December 31 for the respective years are as follows:

(In Thousands)	2022	2021
Interest bearing deposits at Federal Reserve Bank	$231,186	$622,034
Interest bearing deposits at FHLB	287	138
Other interest bearing deposits at other institutions	130	2,850
Total	$231,603	$625,022

NOTE 4 - Investment Securities
Marketable Equity Securities
The Company held marketable equity securities with fair values of $10.7 million and $8.4 million at December 31, 2022 and 2021, respectively. The gross realized and unrealized gains (losses) recognized on marketable equity securities in other operating income in the Company's Consolidated Statements of Income for the periods indicated were as follows:

(In Thousands)	2022	2021	2020
Unrealized (loss) gain on marketable equity securities	($1,119)	($101)	$61
Gain on sale of marketable equity securities, net	—	67	98
Total	($1,119)	($34)	$159
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

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2022
Securities available for sale
U.S. Treasury and government sponsored entities	$634,582	$1	($39,422)	$—	$595,161
Municipal securities	820	—	(25)	—	795
Corporate bonds	24,281	37	(674)	—	23,644
Collateralized loan obligations	59,434	—	(2,005)	—	57,429
Total securities available for sale	$719,117	$38	($42,126)	$—	$677,029
December 31, 2021
Securities available for sale
U.S. Treasury and government sponsored entities	$345,514	$333	($4,367)	$—	$341,480
Municipal securities	820	20	—	—	840
Corporate bonds	32,721	302	(77)	—	32,946
Collateralized loan obligations	51,431	9	(22)	—	51,418
Total securities available for sale	$430,486	$664	($4,466)	$—	$426,684

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Securities held to maturity
Corporate bonds	$36,750	$—	($4,111)	$32,639
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$36,750	$—	($4,111)	$32,639
December 31, 2021
Securities held to maturity
Corporate bonds	$20,000	$—	($836)	$19,164
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$20,000	$—	($836)	$19,164

    Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2022 and 2021, were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2022
Securities Available for Sale
U.S. Treasury and government sponsored entities	$282,319	($8,876)	$302,840	($30,546)	$585,159	($39,422)
Corporate bonds	13,216	(43)	4,394	(631)	17,610	(674)
Municipal securities	795	(25)	—	—	795	(25)
Collateralized loan obligations	22,309	(632)	35,120	(1,373)	57,429	(2,005)
Total	$318,639	($9,576)	$342,354	($32,550)	$660,993	($42,126)
2021
Securities Available for Sale
U.S. Treasury and government sponsored entities	$292,845	($4,012)	$21,743	($355)	$314,588	($4,367)
Corporate bonds	4,953	(77)	—	—	4,953	(77)
Collateralized loan obligations	29,470	(22)	—	—	29,470	(22)
Total	$327,268	($4,111)	$21,743	($355)	$349,011	($4,466)

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

At December 31, 2022 and 2021, there were 38 and 41 available for sale securities in an unrealized loss position without an ACL, respectively, that have been in a loss position for less than twelve months. There were 47 and 3 available for sale securities without an ACL with unrealized losses at December 31, 2022 and 2021, respectively, that have been at a loss position for more than twelve months. At December 31, 2022 and 2021, there were three and two held to maturity securities in an unrealized loss position without an ACL, respectively, that have been in a loss position for less than twelve months. At December 31, 2022 and 2021, there were two and zero held to maturity securities in an unrealized loss position without an ACL, respectively, that have been in a loss position for more than twelve months. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2022, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company's Consolidated Statements of Income.

    At December 31, 2022 and 2021, $59.3 million and $59.5 million in securities were pledged for deposits and borrowings, respectively.

    The amortized cost and fair values of available for sale and held to maturity debt securities at December 31, 2022, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. Treasury and government sponsored entities
Within 1 year	$66,562	$65,541	2.68%
1-5 years	568,020	529,620	2.91%
Total	$634,582	$595,161	2.89%
Corporate bonds
1-5 years	$34,281	$32,514	4.74%
5-10 years	26,750	23,769	5.01%
Total	$61,031	$56,283	4.86%
Collateralized loan obligations
Within 1 year	$5,000	$4,751	5.86%
5-10 years	26,941	26,401	5.40%
Over 10 years	27,493	26,277	5.39%
Total	$59,434	$57,429	5.43%
Municipal securities
1-5 years	$820	$795	2.14%
Total	$820	$795	2.14%

    The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the years ending December 31, 2022, 2021, and 2020, respectively, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
2022
Available for sale securities	$—	$—	$—
2021
Available for sale securities	$—	$—	$—
2020
Available for sale securities	$—	$—	$—

    A summary of interest income for the years ending December 31, 2022, 2021, and 2020 on available for investment securities is as follows:

(In Thousands)	2022	2021	2020
U.S. Treasury and government sponsored entities	$7,030	$2,203	$3,396
Other	2,631	1,118	1,354
Total taxable interest income	$9,661	$3,321	$4,750
Municipal securities	$18	$18	$82
Total tax-exempt interest income	$18	$18	$82
Total	$9,679	$3,339	$4,832

NOTE 5 - Loans and Allowance for Credit Losses
Loans Held for Sale
Loans held for sale are comprised entirely of 1-4 family residential mortgage loans as of December 31, 2022 and 2021.
Loans Held for Investment
The following table presents amortized cost and unpaid principal balance of loans for the periods indicated:

	December 31, 2022			December 31, 2021
(In Thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial & industrial loans	$358,128	$359,900	($1,772)	$448,338	$454,106	($5,768)
Commercial real estate:
Owner occupied properties	349,973	351,580	(1,607)	300,200	301,623	(1,423)
Non-owner occupied and multifamily properties	482,270	486,021	(3,751)	435,311	438,631	(3,320)
Residential real estate:
1-4 family residential properties secured by first liens	73,381	73,674	(293)	32,542	32,602	(60)
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	20,259	20,103	156	19,610	19,489	121
1-4 family residential construction loans	44,000	44,314	(314)	36,222	36,542	(320)
Other construction, land development and raw land loans	99,182	100,075	(893)	88,094	88,604	(510)
Obligations of states and political subdivisions in the US	32,539	32,540	(1)	16,403	16,565	(162)
Agricultural production, including commercial fishing	34,099	34,263	(164)	27,959	28,082	(123)
Consumer loans	4,335	4,293	42	4,801	4,763	38
Other loans	3,619	3,632	(13)	4,406	4,422	(16)
Total	1,501,785	1,510,395	(8,610)	1,413,886	1,425,429	(11,543)
Allowance for credit losses	(13,838)			(11,739)
	$1,487,947	$1,510,395	($8,610)	$1,402,147	$1,425,429	($11,543)
The difference between the amortized cost and unpaid principal balance is primarily net deferred origination fees totaling $8.6 million and $11.5 million at December 31, 2022 and 2021, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $5.5 million at both December 31, 2022 and 2021, and was included in other assets in the Consolidated Balance Sheets.
Amortized cost in the above table includes $7.1 million and $118.2 million as of December 31, 2022 and 2021, respectively, in PPP loans administered by the U.S. Small Business Administration (“SBA”) within the Commercial & industrial loan segment.
At December 31, 2022, approximately 69% of the Company’s loans, excluding PPP loans, are secured by real estate and 1% are unsecured. Approximately 30% are for general commercial uses, including professional, retail, and small businesses.  Repayment is expected from the borrowers’ cash flow or, secondarily, the collateral.  The Company’s exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is determined to be of no value.

Allowance for Credit Losses
The activity in the ACL related to loans held for investment for the periods indicated is as follows:

	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2022
Commercial & industrial loans	$3,027	($1,124)	($506)	$1,517	$2,914
Commercial real estate:
Owner occupied properties	3,176	(137)	—	55	3,094
Non-owner occupied and multifamily properties	2,930	685	—	—	3,615
Residential real estate:
1-4 family residential properties secured by first liens	439	969	—	5	1,413
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	215	134	—	40	389
1-4 family residential construction loans	120	192	—	—	312
Other construction, land development and raw land loans	1,635	168	—	—	1,803
Obligations of states and political subdivisions in the US	32	47	—	—	79
Agricultural production, including commercial fishing	91	39	—	15	145
Consumer loans	67	—	(3)	4	68
Other loans	7	(1)	—	—	6
Total	$11,739	$972	($509)	$1,636	$13,838

	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2021
Commercial & industrial loans	$4,348	($122)	($1,452)	$253	$3,027
Commercial real estate:					—
Owner occupied properties	3,579	(412)	—	9	3,176
Non-owner occupied and multifamily properties	4,944	(2,014)	—	—	2,930
Residential real estate:
1-4 family residential properties secured by first liens	673	(234)	—	—	439
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	419	(242)	—	38	215
1-4 family residential construction loans	454	(334)	—	—	120
Other construction, land development and raw land loans	1,994	(359)	—	—	1,635
Obligations of states and political subdivisions in the US	44	(12)	—	—	32
Agricultural production, including commercial fishing	49	11	—	31	91
Consumer loans	118	(65)	—	14	67
Other loans	3	4	—	—	7
Total	$16,625	($3,779)	($1,452)	$345	$11,739

As of December 31, 2022 the ACL increased to $13.8 million, or 0.92% of portfolio loans and 0.99% of portfolio loans, net of government guarantees from $11.7 million, or 0.83% of portfolio loans and 0.97% of portfolio loans, net of government guarantees at December 31, 2021. The Company primarily uses a DCF method to estimate the ACL for loans and generally does not record an ACL for the government guaranteed portion of loans. The increase in the ACL for loans at December 31, 2022, as compared to December 31, 2021 is primarily due to an increase in non-government guaranteed loan balances. Additionally, the Company forecasted a slight increase in future unemployment rates as of December 31, 2022 as compared to the forecast at December 31, 2021.

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

December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$157,555	$86,543	$37,147	$17,881	$9,844	$40,571	$349,541
Classified	137	4,879	397	91	2,737	346	8,587
Total commercial & industrial loans	$157,692	$91,422	$37,544	$17,972	$12,581	$40,917	$358,128

Commercial real estate:
Owner occupied properties
Pass	$66,955	$70,777	$90,496	$32,564	$13,233	$69,701	$343,726
Classified	—	—	—	—	165	6,082	6,247
Total commercial real estate owner occupied properties	$66,955	$70,777	$90,496	$32,564	$13,398	$75,783	$349,973

Non-owner occupied and multifamily properties
Pass	$94,412	$82,352	$71,407	$58,033	$16,905	$149,223	$472,332
Classified	—	—	—	274	3	9,661	9,938
Total commercial real estate non-owner occupied and multifamily properties	$94,412	$82,352	$71,407	$58,307	$16,908	$158,884	$482,270

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$52,117	$5,088	$6,001	$2,535	$462	$6,968	$73,171
Classified	—		—	—	79	131	210
Total residential real estate 1-4 family residential properties secured by first liens	$52,117	$5,088	$6,001	$2,535	$541	$7,099	$73,381

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$6,992	$3,376	$2,041	$2,763	$2,781	$2,060	$20,013
Classified	—	—	—	—	239	7	246
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$6,992	$3,376	$2,041	$2,763	$3,020	$2,067	$20,259

1-4 family residential construction loans
Pass	$26,860	$3,897	$61	$—	$—	$13,073	$43,891
Classified	—	—	—	—	—	109	109
Total residential real estate 1-4 family residential construction loans	$26,860	$3,897	$61	$—	$—	$13,182	$44,000

Other construction, land development and raw land loans
Pass	$38,673	$42,448	$5,740	$1,713	$3,675	$5,112	$97,361
Classified	—	—	—	—	369	1,452	1,821
Total other construction, land development and raw land loans	$38,673	$42,448	$5,740	$1,713	$4,044	$6,564	$99,182

Obligations of states and political subdivisions in the US
Pass	$32,319	$—	$—	$—	$219	$1	$32,539
Classified	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$32,319	$—	$—	$—	$219	$1	$32,539

Agricultural production, including commercial fishing
Pass	$9,748	$17,692	$3,740	$604	$879	$1,436	$34,099
Classified	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$9,748	$17,692	$3,740	$604	$879	$1,436	$34,099

Consumer loans
Pass	$1,513	$363	$481	$345	$235	$1,391	$4,328
Classified	—	—	—	—	—	7	7
Total consumer loans	$1,513	$363	$481	$345	$235	$1,398	$4,335

Other loans
Pass	$1,291	$330	$1,547	$384	$—	$67	$3,619
Classified	—	—	—	—	—	—	—
Total other loans	$1,291	$330	$1,547	$384	$—	$67	$3,619

Total loans
Pass	$488,435	$312,866	$218,661	$116,822	$48,233	$289,603	$1,474,620
Classified	137	4,879	397	365	3,592	17,795	27,165
Total loans	$488,572	$317,745	$219,058	$117,187	$51,825	$307,398	$1,501,785

Total pass loans	$488,435	$312,866	$218,661	$116,822	$48,233	$289,603	$1,474,620
Government guarantees	(25,172)	(36,531)	(9,751)	(12,885)	(2,964)	(5,314)	(92,617)
Total pass loans, net of government guarantees	$463,263	$276,335	$208,910	$103,937	$45,269	$284,289	$1,382,003

Total classified loans	$137	$4,879	$397	$365	$3,592	$17,795	$27,165

Government guarantees	—	(4,396)	(1,135)	—	—	(9,293)	(14,824)
Total classified loans, net government guarantees	$137	$483	($738)	$365	$3,592	$8,502	$12,341

December 31, 2021	2021	2020	2019	2018	2017	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$227,376	$54,478	$29,846	$37,339	$23,205	$44,554	$416,798
Classified	18,853	714	3,564	3,118	517	4,774	31,540
Total commercial & industrial loans	$246,229	$55,192	$33,410	$40,457	$23,722	$49,328	$448,338

Commercial real estate:
Owner occupied properties
Pass	$81,533	$83,975	$39,254	$14,841	$14,452	$57,717	$291,772
Classified	—	1,399	—	522	—	6,507	8,428
Total commercial real estate owner occupied properties	$81,533	$85,374	$39,254	$15,363	$14,452	$64,224	$300,200

Non-owner occupied and multifamily properties
Pass	$77,205	$77,961	$61,147	$34,307	$19,833	$154,561	$425,014
Classified	—	—	—	10	10,286	1	10,297
Total commercial real estate non-owner occupied and multifamily properties	$77,205	$77,961	$61,147	$34,317	$30,119	$154,562	$435,311

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$7,756	$8,023	$3,689	$531	$1,466	$8,812	$30,277
Classified	417	1,077	472	90	—	209	2,265
Total residential real estate 1-4 family residential properties secured by first liens	$8,173	$9,100	$4,161	$621	$1,466	$9,021	$32,542

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$5,806	$2,535	$3,229	$3,464	$259	$4,046	$19,339
Classified	—	—	—	259	—	12	271
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$5,806	$2,535	$3,229	$3,723	$259	$4,058	$19,610

1-4 family residential construction loans
Pass	$21,409	$1,056	$1,707	$62	$—	$11,879	$36,113
Classified	—	—	—	—	109	—	109
Total residential real estate 1-4 family residential construction loans	$21,409	$1,056	$1,707	$62	$109	$11,879	$36,222

Other construction, land development and raw land loans
Pass	$39,624	$26,458	$11,044	$3,315	$139	$5,544	$86,124
Classified	—	—	—	460	—	1,510	1,970
Total other construction, land development and raw land loans	$39,624	$26,458	$11,044	$3,775	$139	$7,054	$88,094

Obligations of states and political subdivisions in the US
Pass	$4,120	$812	$1,875	$343	$2,733	$6,520	$16,403
Classified	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$4,120	$812	$1,875	$343	$2,733	$6,520	$16,403

Agricultural production, including commercial fishing
Pass	$19,970	$3,929	$810	$1,118	$741	$1,391	$27,959
Classified	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$19,970	$3,929	$810	$1,118	$741	$1,391	$27,959

Consumer loans
Pass	$873	$815	$653	$403	$291	$1,766	$4,801
Classified	—	—	—	—	—	—	—

Total consumer loans	$873	$815	$653	$403	$291	$1,766	$4,801

Other loans
Pass	$2,028	$1,645	$430	$95	$—	$208	$4,406
Classified	—	—	—	—	—	—	—
Total other loans	$2,028	$1,645	$430	$95	$—	$208	$4,406

Total loans
Pass	$487,700	$261,687	$153,684	$95,818	$63,119	$296,998	$1,359,006
Classified	19,270	3,190	4,036	4,459	10,912	13,013	54,880
Total loans	$506,970	$264,877	$157,720	$100,277	$74,031	$310,011	$1,413,886

Total pass loans	$487,700	$261,687	$153,684	$95,818	$63,119	$296,998	$1,359,006
Government guarantees	(145,713)	(12,725)	(14,429)	(3,299)	(306)	(6,562)	(183,034)
Total pass loans, net of government guarantees	$341,987	$248,962	$139,255	$92,519	$62,813	$290,436	$1,175,972

Total classified loans	$19,270	$3,190	$4,036	$4,459	$10,912	$13,013	$54,880
Government guarantees	(7,201)	(1,259)	—	—	—	(10,571)	(19,031)
Total classified loans, net government guarantees	$12,069	$1,931	$4,036	$4,459	$10,912	$2,442	$35,849

Past Due Loans

The following tables present an aging of contractually past due loans as of the periods indicated:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due Still Accruing
December 31, 2022
Commercial & industrial loans	$37	$521	$56	$614	$357,514	$358,128	$—
Commercial real estate:
Owner occupied properties	—	—	798	798	349,175	349,973	—
Non-owner occupied and multifamily properties	—	—	274	274	481,996	482,270	—
Residential real estate:
1-4 family residential properties secured by first liens	60	79	72	211	73,170	73,381	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	112	—	127	239	20,020	20,259	—
1-4 family residential construction loans	—	—	109	109	43,891	44,000	—
Other construction, land development and raw land loans	—	—	1,545	1,545	97,637	99,182	—
Obligations of states and political subdivisions in the US	—	—	—	—	32,539	32,539	—
Agricultural production, including commercial fishing	—	—	—	—	34,099	34,099	—
Consumer loans	6	80	—	86	4,249	4,335	—
Other loans	—	—	—	—	3,619	3,619	—
Total	$215	$680	$2,981	$3,876	$1,497,909	$1,501,785	$—
December 31, 2021
Commercial & industrial loans	$206	$51	$469	$726	$447,612	$448,338	$—
Commercial real estate:
Owner occupied properties	12	—	1,176	1,188	299,012	300,200	—
Non-owner occupied and multifamily properties	—	—	—	—	435,311	435,311	—
Residential real estate:
1-4 family residential properties secured by first liens	—	—	90	90	32,452	32,542	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	—	139	139	19,471	19,610	—
1-4 family residential construction loans	—	—	109	109	36,113	36,222	—
Other construction, land development and raw land loans	—	—	1,636	1,636	86,458	88,094	—
Obligations of states and political subdivisions in the US	—	—	—	—	16,403	16,403	—
Agricultural production, including commercial fishing	—	—	—	—	27,959	27,959	—
Consumer loans	—	—	—	—	4,801	4,801	—
Other loans	—	—	—	—	4,406	4,406	—
Total	$218	$51	$3,619	$3,888	$1,409,998	$1,413,886	$—

Nonaccrual Loans
    Nonaccrual loans net of government guarantees totaled $6.4 million and $10.7 million at December 31, 2022 and December 31, 2021, respectively. The following table presents loans on nonaccrual status and loans on nonaccrual status for which there was no related ACL:

	December 31, 2022		December 31, 2021
(In Thousands)	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL

Commercial & industrial loans	$3,294	$3,287	$4,350	$4,298
Commercial real estate:
Owner occupied properties	1,457	1,457	3,506	3,506
Residential real estate:
1-4 family residential properties secured by first liens	151	144	1,778	1,778
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	246	198	271	215
1-4 family residential construction loans	109	109	109	109
Other construction, land development and raw land loans	1,545	1,545	1,636	1,636
Consumer loans	—	—	—	—
Total nonaccrual loans	7,076	7,014	11,650	11,542
Government guarantees on nonaccrual loans	(646)	(646)	(978)	(978)
Net nonaccrual loans	$6,430	$6,368	$10,672	$10,564

Interest income which would have been earned on nonaccrual loans for 2022, 2021, and 2020 amounted to $434,000, $744,000, and $856,000, respectively.

There was $10,000 in interest on nonaccrual loans reversed through interest income in both 2022 and 2021. There was no interest earned on nonaccrual loans with a principal balance during 2022 or 2021. However, the Company recognized interest income of $2.2 million, $1.6 million, and $924,000 in 2022, 2021, and 2020, respectively, related to interest collected on nonaccrual loans whose principal has been paid down to zero.

Loans are classified as collateral dependent when it it probable that the Company will be unable to collect the scheduled payments of principal and interest when due, and repayment is expected to be provided substantially through the sale of the collateral. As of December 31, 2022 and 2021, there are no collateral dependent loans for which foreclosure is probable.
Troubled Debt Restructurings
    Loans classified as TDRs totaled $5.1 million and $10.6 million at December 31, 2022 and 2021, respectively.  A TDR is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession that it would not grant otherwise.

The provisions of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act included an election to not apply the guidance on accounting for TDRs to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company has elected to adopt these provisions of the CARES Act. As of December 31, 2022 and 2021, the Company has made the following types of loan modifications related to COVID-19, which are not classified as TDRs with principal balance outstanding of:

Loan Modifications due to COVID-19 as of December 31, 2022
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$999	$—	$999
Number of modifications	1	—	1

Loan Modifications due to COVID-19 as of December 31, 2021
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$49,219	$—	$49,219
Number of modifications	16	—	16

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
Combination Modification:  Any other type of modification, including the use of multiple categories above.

    There were no newly restructured loans that occurred in 2022. The below disclosed restructurings were not related to COVID-19 modifications:

	Accrual Status	Nonaccrual Status	Total Modifications
(In Thousands)
Troubled Debt Restructurings	$291	$4,844	$5,135
Total	$291	$4,844	$5,135

    The following tables present newly restructured loans that occurred during 2021, by concession (terms modified):

	December 31, 2021
(In Thousands)	Number of Contracts	Rate Modification	Term Modification	Payment Modification	Combination Modification	Total Modifications
Pre-Modification Outstanding Recorded Investment:
Commercial & industrial loans	2	$—	$3,792	$—	$—	$3,792
Commercial real estate:
Owner occupied properties	1	—	360	—	—	360
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	1	—	—	139	—	139
Other construction, land development and raw land loans	1	—	577	—	—	577
Total	5	$—	$4,729	$139	$—	$4,868
Post-Modification Outstanding Recorded Investment:
Commercial & industrial loans	1	$—	$3,118	$—	$—	$3,118
Commercial real estate:
Owner occupied properties	1	—	350	—	—	350
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	1	—	—	139	—	139
Other construction, land development and raw land loans	1	—	577	—	—	577
Total	4	$—	$4,045	$139	$—	$4,184

    The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in TDRs at December 31, 2022.  There were zero charge-offs in 2022 and 2021 on loans that were later classified as a TDR.
    There were no loans that were restructured during 2022, 2021, or 2020 that also subsequently defaulted within the first twelve months of restructure in those same periods.

Loans to Related Parties
    Certain directors, and companies of which directors are principal owners, have loans with the Company.  Such transactions are made on substantially the same terms, including interest rates and collateral required, as those prevailing for similar transactions of unrelated parties.  An analysis of the loan transactions for the years indicated follows:

(In Thousands)	2022	2021	2020
Balance, beginning of the year	$191	$217	$309
Loans made	1,886	—	—
Repayments	81	26	92
Balance, end of year	$1,996	$191	$217

    The Company had $110,000 of unfunded loan commitments to these directors or their related interests on December 31, 2022 and $115,000 of unfunded loan commitments on December 31, 2021.
Pledged Loans
    At December 31, 2022 and 2021, there were no loans pledged as collateral to secure public deposits.

NOTE 6 - Purchased Receivables
    Purchased receivables are carried at their principal amount outstanding, net of an ACL, and have a maturity of less than one year.  There are no purchased receivables past due at December 31, 2022 or 2021. Income on purchased receivables is accrued and recognized on the balance outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  There were no nonperforming purchased receivables as of December 31, 2022 or 2021.
    The following table summarizes the components of net purchased receivables at December 31, for the years indicated:

(In Thousands)	2022	2021
Purchased receivables	$19,994	$6,987
Allowance for credit losses - purchased receivables	—	—
Total	$19,994	$6,987

    The following table sets forth information regarding changes in the ACL on purchased receivables for the periods indicated:

(In Thousands)	2022	2021	2020
Balance at beginning of year	$—	$73	$94
Impact of adopting ASC 326	—	(73)	—
Charge-offs	—	—	—
Recoveries	—	—	—
Charge-offs net of recoveries	—	—	—
Benefit for purchased receivables	—	—	(21)
Balance at end of year	$—	$—	$73

NOTE 7 - Servicing Rights
Mortgage servicing rights
    The following table details the activity in the Company's MSR for the year indicated:

(In Thousands)	2022	2021	2020

Balance, beginning of period	$13,724	$11,218	$11,920
Additions for new MSR capitalized	4,623	6,088	4,824
Changes in fair value:
Due to changes in model inputs of assumptions (1)	1,615	(1,181)	(2,701)
Other (2)	(1,327)	(2,401)	(2,825)
Carrying value, December 31	$18,635	$13,724	$11,218

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

    The following table details information related to our serviced mortgage loan portfolio as of the dates indicated:

(In Thousands)	December 31, 2022	December 31, 2021

Balance of mortgage loans serviced for others	$898,840	$772,764
MSR as a percentage of serviced loans	2.07%	1.78%

    The Company recognized servicing fees of $3.3 million, $2.9 million, and $2.7 million during 2022, 2021, and 2020, respectively, which includes contractually specified servicing fees and ancillary fees which are included in "Mortgage banking income" as a component of other noninterest income in the Company's Consolidated Statements of Income.

    The following table outlines the key assumptions used in measuring the fair value of mortgage servicing rights as of December 31, 2022 and 2021:

	2022	2021

Average constant prepayment rate	6.64%	11.80%
Average discount rate	11.25%	8.00%

    Key economic assumptions and the sensitivity of the current fair value for mortgage servicing rights to immediate adverse changes in those assumptions at December 31, 2022 and 2021 were as follows:

(In Thousands)		December 31, 2022	December 31, 2021
Aggregate portfolio principal balance		$898,840	$772,764
Weighted average rate of note		3.47%	3.31%

December 31, 2022	Base	1.0% Adverse Rate Change	2.0% Adverse Rate Change
Conditional prepayment rate	6.64%	13.28%	19.92%
Discount rate	11.25%	10.25%	9.25%
Fair value MSR	$18,635	$14,763	$11,796
Percentage of MSR	2.07%	1.64%	1.31%

December 31, 2021
Conditional prepayment rate	11.80%	23.59%	34.57%
Discount rate	8.00%	7.00%	6.00%
Fair value MSR	$13,724	$9,612	$7,256
Percentage of MSR	1.78%	1.24%	0.94%

    The above tables show the sensitivity to market rate changes for the par rate coupon for a conventional one-to-four family AHFC/FNMA/FHLMC serviced home loan. The above tables reference a 100 basis point and 200 basis point decrease in discount rates.

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

Commercial servicing rights
    Commercial servicing right assets ("CSRs") have a carrying value of $2.1 million and $1.1 million at December 31, 2022 and 2021, respectively, and total commercial loans serviced for others were $285.3 million and $259.8 million at December 31, 2022 and 2021, respectively. Key assumptions used in measuring the fair value of CSRs as of December 31, 2022 and 2021 include an average conditional prepayment rate of 10.19% and 16.08% and a discount rate of 12.00% and 9.94%, respectively.

NOTE 8 - Other Real Estate Owned
    At December 31, 2022 and 2021, the Company held zero and $5.6 million, respectively, as OREO.  The following table details net operating (income) expense related to OREO for the years indicated:

	Years Ended December 31,
(In Thousands)	2022	2021	2020
OREO (income) expense, net rental income and gains on sale:
OREO operating expense	$634	$777	$658
Rental income on OREO	(548)	(524)	(509)
Losses/ (gains) on sale of OREO	414	(685)	(391)
Total	$500	($432)	($242)

NOTE 9 - Premises and Equipment
    The following summarizes the components of premises and equipment at December 31 for the years indicated:

(In Thousands)	Useful Life	2022	2021
Land		$5,376	$5,137
Furniture and equipment	3-7 years	15,778	14,287
Tenant improvements	2-15 years	10,409	10,394
Buildings	39 years	39,333	37,283
Total Premises and Equipment		70,896	67,101
Accumulated depreciation and amortization		(33,075)	(29,937)
Total Premises and Equipment, Net		$37,821	$37,164

    Depreciation and amortization expense was $3.1 million, $3.3 million, and $3.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

NOTE 10 – Leases
    The Company's lease commitments consist primarily of agreements to lease land and office facilities that it occupies to operate several of its retail branch locations that are classified as operating leases and are recognized on the balance sheet as right-of-use ("ROU") asset and lease liabilities. As of December 31, 2022, the Company has operating lease ROU assets of $9.9 million and operating lease liabilities of $9.9 million. As of December 31, 2021, the Company has operating lease ROU assets of $11.0 million and operating lease liabilities of $11.0 million. The Company does not have any agreements that are classified as finance leases.

    The following table presents additional information about the Company's operating leases:

(In Thousands)	2022	2021
Lease Cost
Operating lease cost(1)	$2,737	$2,773
Short term lease cost(1)	37	27
Total lease cost	$2,774	$2,800

Other information
Operating leases - operating cash flows	$2,545	$2,614
Weighted average lease term - operating leases, in years	10.52	10.55
Weighted average discount rate - operating leases	3.30%	3.21%
(1)Expenses are classified within occupancy expense on the Consolidated Statements of Income.

    The table below reconciles the remaining undiscounted cash flows for the next five years for each twelve-month period presented and the total of the subsequent remaining years to the operating lease liabilities recorded on the balance sheet:

(In Thousands)	Operating Leases
2023	$2,476
2024	2,187
2025	1,995
2026	861
2027	500
Thereafter	4,082
Total minimum lease payments	$12,101
Less: amount of lease payment representing interest	(2,236)
Present value of future minimum lease payments	$9,865

NOTE 11 - Goodwill and Intangible Assets
    A summary of goodwill and intangible assets at December 31, 2022 and 2021, is as follows:

(In Thousands)	2022	2021
Intangible assets:
Goodwill	$15,017	$15,017
Core deposit intangible	17	42
Trade name intangible	950	950
Total	$15,984	$16,009

    The Company performed goodwill impairment testing at December 31, 2022 and December 31, 2021 in accordance with the policy described in Note 1 to the Company's Consolidated Financial Statements included in Part II. Item 8 of this report.
At December 31, 2022, the Company performed its annual impairment test using a qualitative assessment. Significant positive inputs to the qualitative assessment included the Company’s increasing net income as compared to historical trends; the Company's increasing market share for deposits in our markets; results of regulatory examinations; peer comparisons of the Company's net interest margin; trends in the Company’s cash flows; improvements in the Alaskan economy in 2022; increases in the Company's market share of mortgage originations; and increases in the Company's stock price. Significant negative inputs to the qualitative assessment included the muted pace of growth in the Alaskan economy and a decline in home mortgage originations. We believe that the positive inputs to the qualitative assessment noted above outweigh the negative inputs, and we therefore concluded that it is more likely than not that no impairment existed at that time.
    The Company recorded amortization expense of its intangible assets of $25,000, $37,000, and $48,000 for the years ended December 31, 2022, 2021, and 2020, respectively.  Accumulated amortization for intangible assets was $6.0 million at both December 31, 2022 and 2021.

    The future amortization expense required on these assets is as follows:

(In Thousands)
2023	$14
2024	3
2025	—
2026	—
2027	—
Thereafter	—
Total	$17

NOTE 12 - Other Assets
    A summary of other assets as of December 31, 2022 and 2021, is as follows:

(In Thousands)	2022	2021
Other assets:
Investment in Low Income Housing Partnerships	$17,289	$20,640
Interest rate swaps not designated as hedging instruments, at fair value	12,725	6,030
Deferred taxes, net	11,367	3,278
Accrued interest receivable	9,937	6,846
Bank owned life insurance, net	4,345	4,293
Prepaid expenses	2,358	2,210
Commercial servicing rights, at fair value	2,129	1,084
Equity method investments	1,925	2,219
Taxes receivable	1,749	1,994
Software	1,741	2,855
Interest rate lock commitments	440	1,387
Other assets	2,841	1,525
Total	$68,846	$54,361
Low Income Housing Partnerships: The following table shows the Company's commitments to invest in various low income housing tax credit partnerships. The Company earns a return on its investments in the form of tax credits and deductions that flow through to it as a limited partner in these partnerships.  The Company recognized amortization expense of $3.4 million, $3.5 million, and $3.5 million in 2022, 2021, and 2020, respectively.  The Company expects to fund its remaining $1.0 million in commitments on these investments through 2030.

(In Thousands)	Date of original commitment	Years over which tax benefits are earned	Original commitment amount	Less: life to date contributions	Remaining commitment amount
USA 57	December 2006	15	3,000	(3,000)	—
WNC	December 2012	16	2,500	(2,500)	—
R4 - Coronado	March 2013	17	10,729	(10,642)	87
R4 - MVV	May 2014	17	8,528	(8,368)	160
R4 - PJ33	June 2016	17	6,835	(6,547)	288
R4 - Coronado II	July 2019	17	7,302	(7,034)	268
R4 - Duke Apartments	November 2019	17	3,985	(3,755)	230
Total			$42,879	($41,846)	$1,033

NOTE 13 - Deposits
Deposits: At December 31, 2022, the scheduled maturities of certificates of deposit are as follows:

(In Thousands)
2023	$128,413
2024	52,077
2025	10,205
2026	260
2027	145
Thereafter	1,757
Total	$192,857

    The Company offers IntraFi® Network DepositsSM as a member of IntraFi® NetworkSM (Network). When a Network member places a deposit using IntraFi Network Deposits, that certificate of deposit or deposit account is divided into amounts under the standard FDIC insurance maximum ($250,000) and is allocated among member banks, making the large deposit eligible for FDIC insurance. In addition to customer deposit placement, the IntraFi Network Deposits also allows placement of the Bank's own investment dollars. The Company had $30.2 million in IntraFi Network Deposits certificates of deposits and $209.0 million in IntraFi Network Deposits in deposit accounts at December 31, 2022 and $24.0 million in IntraFi Network Deposits certificates of deposits and $223.7 million in IntraFi Network Deposits in deposit accounts at December 31, 2021.

    At December 31, 2022 and 2021, the Company held $3.8 million and $3.6 million, respectively, in deposits for related parties, including directors, executive officers, and their affiliates.
At December 31, 2022 and 2021, the Company reclassified $1.3 million and $163,000, respectively, in overdrafts from deposits to loans.

NOTE 14 - Borrowings
    The Company has a maximum line of credit with the FHLB approximating 45% of eligible assets.  FHLB advances are subject to collateral criteria that require the Company to pledge assets under a blanket pledge arrangement as collateral for its borrowings from the FHLB.  Based on assets currently pledged and advances currently outstanding at December 31, 2022, the Company's available borrowing line is $315.3 million, representing approximately 12% of total assets. Additional advances of up to 45% of eligible assets, or $1.19 billion, are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets.  The Company has outstanding FHLB advances of $14.1 million and $14.5 million as of December 31, 2022 and 2021, respectively, which were originated to match fund low income housing projects that qualify for long-term fixed interest rates. These advances have original terms of either 18 or 20 years with 30 year amortization periods and fixed interest rates ranging from 1.23% to 3.25%.
    The Federal Reserve Bank is holding $44.3 million of loans as collateral to secure available borrowing lines through the discount window of $31.6 million at December 31, 2022.  There were no discount window advances outstanding at December 31, 2022 and 2021.  The Company paid less than $1,000 in interest in 2022 and 2021 on this agreement.
    The Company is subject to provisions under Alaska state law, which generally limit the amount of the Bank's outstanding debt to 35% of total assets or $929.3 million at December 31, 2022 and $948.0 million at December 31, 2021.
    Securities sold under agreements to repurchase were zero for both December 31, 2022 and 2021.

    The future principal payments that are required on the Company’s borrowings as of December 31, 2022, are as follows:

(In Thousands)
2022	$421
2023	431
2024	441
2025	453
2026	462
Thereafter	11,887
Total	$14,095

    The Company recognized interest expense of $320,000, $320,000, and $387,000 on borrowings and securities sold under repurchase agreements in 2022, 2021, and 2020, respectively. The average interest rates paid on long-term debt in the same periods was 2.92%, 2.90%, and 3.12%, respectively.

NOTE 15 - Junior Subordinated Debentures
    In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.  All of the common securities of Trust 2 are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company. Trust 2 is not consolidated in the Company’s financial statements in accordance with GAAP; therefore, the Company has recorded its investment in Trust 2 as an other asset and the subordinated debentures as a liability. The debentures, which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security.  The interest rate on these debentures was 6.14% at December 31, 2022 compared to 1.57% at December 31, 2021. The interest cost to the Company on these debentures was $326,000, $160,000, and $219,000 in 2022, 2021, and 2020, respectively. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2.  The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

NOTE 16 – Accumulated Other Comprehensive Income (Loss)
    The following table shows changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2022, 2021, and 2020:

(In Thousands)	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivatives and hedging	Total

Balance at December 31, 2019	$965	($534)	$431
Other comprehensive income (loss), net of tax expense of $1,600	294	(707)	(413)
Balance at December 31, 2020	$1,259	($1,241)	$18
Other comprehensive income (loss), net of tax benefit of $1,360	(3,982)	558	(3,424)
Balance at December 31, 2021	($2,723)	($683)	($3,406)
Other comprehensive income (loss), net of tax expense of $10,199	(27,399)	1,724	(25,675)
Balance at December 31, 2022	($30,122)	$1,041	($29,081)

NOTE 17 - Employee Benefit Plans
    Employees of the Company are eligible to participate in the Company's 401(k) plan immediately upon date of hire. Employees may elect to have a portion of their salary contributed to the 401(k) plan in accordance with Section 401(k) of the Internal Revenue Code of 1986 (the “Code”). The Company provides for a mandatory $1.00 match for each $1.00 contributed by employees of the Bank up to 5.5% of the employee’s eligible salary.  The Company provides for a mandatory $1.00 match for each $1.00 contributed by employees of RML up to 3% of the employee’s eligible salary. The Bank or RML may increase the matching contribution at the discretion of the Board of Directors. The Company expensed $2.1 million, $1.8 million, and $1.7 million, in 2022, 2021, and 2020, respectively, for 401(k) contributions and included this expense in "Salaries and other personal expense" in the Consolidated Statements of Income.
    On July 1, 1994, the Bank implemented a Supplemental Executive Retirement Plan for executive officers of the Bank whose retirement benefits under the 401(k) plan have been limited under provisions of the Code. Contributions to this plan totaled $264,000, $281,000, and $290,000, in 2022, 2021, and 2020, respectively.  These expenses are included in "Salaries and other personnel expense" in the Consolidated Statements of Income.  At December 31, 2022 and 2021, the balance of the accrued liability for this plan was included in "Other liabilities" and totaled $2.1 million and $2.2 million, respectively.
    RML has established a Supplemental Executive Retirement Plan ("SERP"), under which RML has agreed to make payment to certain key executives, based on contributions made by RML to the plan. Contributions and earnings made to the participant accounts to the SERP are vested over ten years. The Company recorded expenses of $516,000, $959,000, and $997,000 in 2022, 2021, and 2020, respectively. RML's recorded obligation under the SERP amounted to $3.1 million and $3.0 million at December 31, 2022 and 2021, respectively, and was included in "Other liabilities".
    In February of 2002, Northrim Bank implemented a non-qualified deferred compensation plan in which certain of the executive officers participate.  Northrim Bank's net liability under this plan is dependent upon market gains and losses on assets held in the plan.  Northrim Bank recognized a decrease in its liability of $51,000 in 2022, an increase in its liability of $173,000 in 2021, and an increase in its liability of $78,000 in 2020. These changes are included in "Salaries and other personnel expense" in the Consolidated Statements of Income.  At both December 31, 2022 and 2021, the balance of the accrued liability for this plan was included in "Other liabilities" and totaled $1.8 million.
    In November of 2011, Northrim Bank implemented a Profit Sharing Plan.  All employees of the Bank employed on the last day of the calendar year are eligible and will participate in the Profit Sharing Plan. The aggregate amount to be paid to employees under the Profit Sharing Plan is determined using Company-wide performance goals that are established by the Compensation Committee of the Board of Directors. If the performance goals are met for the year, profit sharing for the period is calculated based on a formula that is also approved by the Compensation Committee each year. The Compensation Committee has complete discretion to designate an employee as ineligible for profit sharing, or to adjust the amount of profit share payments by individual employee or in aggregate. The Compensation Committee approved management’s recommendation based upon the calculated payout under the Profit Sharing Plan’s methodology resulting in aggregate payouts of $3.8 million, $4.2 million, and $3.7 million for 2022, 2021, and 2020, respectively.
At December 31, 2022 and 2021, the Company had accrued $1.4 million and $1.5 million, respectively, related to employee's paid time off benefit. The balance of the accrued liability for this plan was included in "Other liabilities"

NOTE 18 - Commitments and Contingencies
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
    The Company’s off-balance sheet credit risk exposure is the contractual amount of commitments to extend credit and standby letters of credit. The Company applies the same credit standards to these contracts as it uses in its lending process. The following table presents the off-balance sheet commitments as of December 31, 2022 and December 31, 2021:

(In Thousands)	2022	2021
Off-balance sheet commitments:
Commitments to extend credit	$464,972	$361,915
Commitments to originate loans held for sale	$29,065	$81,617
Standby letters of credit	$3,679	$2,364
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
    Mortgage loans sold to investors may be sold with servicing rights released, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. In the past two years, the Company has had to repurchase sixteen loans due to deficiencies in underwriting or loan documentation and has not realized significant losses related to these loans. Management believes that any liabilities that may result from such recourse provisions are not significant.
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

    Total unfunded commitments were $497.7 million and $445.9 million at December 31, 2022 and 2021, respectively. The Company does not expect that all of these commitments are likely to be fully drawn upon at any one time. The Company has an ACL related to these commitments and letters of credit that is recorded in "Other liabilities" on the Consolidated Balance Sheets. The ACL for unfunded commitments was $2.0 million and $1.1 million as of December 31, 2022 and 2021, respectively.
    Capital Expenditures and Commitments: At December 31, 2022, the Company has $594,000 capital commitments related to new branch construction. There were no other material changes outside of the ordinary course of business to any of our material contractual obligations during 2022.
Contingencies: At December 31, 2022, the Company holds a government guarantee related to the OREO property that was sold in December 2022, however, the value of this guarantee has not been included in the Company's financial statements in 2022 due to uncertainty as to the total amount that will be received from the guarantee. The Company expects to receive proceeds related to this government guarantee in 2023, which will be recorded in other operating income upon receipt.

NOTE 19 - Derivatives
Interest rate swaps related to community banking activities
    The Company enters into commercial loans interest rate swaps with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution (“counterparty”). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a "well-capitalized" institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $553,000 and $8.2 million in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements as of December 31, 2022 and 2021, respectively.
    The Company had interest rate swaps related to commercial loans with an aggregate notional amount of $226.2 million and $212.6 million at December 31, 2022 and 2021, respectively. At December 31, 2022, the notional amount of interest rate swaps is made up of 21 variable to fixed rate swaps to commercial loan customers totaling $113.1 million, and 21 fixed to variable rate swap with a counterparty totaling $113.1 million. Changes in fair value from these 42 interest rate swaps offset each other in both 2022 and 2021. The Company recognized $157,000, $452,000, and $949,000 in fee income related to interest rate swaps in 2022 and 2021, and 2020, respectively. Interest rate swap income is recorded in other operating income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
    The Company has an interest rate swap to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Trust 2 at 3.72% through its maturity date. The floating rate that the dealer pays is equal to the three month LIBOR plus 1.37%, which reprices quarterly on the payment date. This rate was 6.14% as of December 31, 2022. The Company pledged $130,000 and $2.9 million in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of December 31, 2022 and 2021, respectively. Changes in the fair value of this interest rate swap are reported in other comprehensive income. The unrealized gain on this interest rate swap was $1.5 million and the unrealized loss on this interest rate swap was $1.0 million as of December 31, 2022 and 2021, respectively.
Interest rate swaps related to home mortgage lending activities
    The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as "interest rate lock commitments". The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. At December 31, 2022 and 2021, RML had commitments to originate mortgage loans held for sale totaling $29.1 million and $81.6 million, respectively. Changes in the value of RML's interest rate derivatives are recorded in mortgage banking income on the Consolidated Statements of Income. None of these home mortgage lending derivatives are designated as hedging instruments.
    The following table presents the fair value of derivatives not designated as hedging instruments as of the dates noted:

(In Thousands)	Asset Derivatives
		December 21, 2022	December 31, 2021
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$12,725	$6,030
Interest rate lock commitments	Other assets	440	1,387
Retail interest rate contracts	Other assets	—	166
Total		$13,165	$7,583

(In Thousands)	Liability Derivatives
		December 31, 2022	December 31, 2021
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$12,725	$6,030
Retail interest rate contracts	Other liabilities	3	—
Total		$12,728	$6,030
    The following table presents the net gains (losses) of derivatives not designated as hedging instruments as of the dates noted:

(In Thousands)	Income Statement Location	December 31, 2022	December 31, 2021

Retail interest rate contracts	Mortgage banking income	$4,335	$1,930
Interest rate lock commitments	Mortgage banking income	(866)	(2,529)
Total		$3,469	($599)
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

    The following table summarizes the derivatives that have a right of offset as of December 31, 2022 and 2021:

December 31, 2022				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$12,725	$—	$12,725	$—	$—	$12,725

Liability Derivatives
Interest rate swaps	$12,725	$—	$12,725	$—	$12,725	$—
Retail interest rate contracts	3	—	3	—	—	3

December 31, 2021				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$6,030	$—	$6,030	$—	$—	$6,030
Retail interest rate contracts	166	—	166	—	—	166

Liability Derivatives
Interest rate swaps	$6,030	$—	$6,030	$—	$6,030	$—

NOTE 20 - Common Stock
    Quarterly cash dividends were paid aggregating to $10.6 million, $9.4 million, and $8.8 million, or $1.82 per share, $1.50 per share, and $1.38 per share, in 2022, 2021, and 2020, respectively.  On February 24, 2023, the Company announced that its Board of Directors declared a $0.60 per share cash dividend payable on March 17, 2023, to shareholders of record on March 9, 2023.  Federal and State regulations place certain limitations on the payment of dividends by the Company.
At December, 31, 2022, there were no shares available under the stock repurchase program. However, on January 27, 2023 the Company announced that its Board of Directors authorized the repurchase of up to an additional 285,000 shares of common stock. The Company intends to continue to repurchase its stock from time to time depending upon market conditions. The Company can make no assurances that it will continue this program or that it will authorize additional shares for repurchase.  During 2022, 2021 and 2020, 333,724, 279,276 and 327,000 shares of common stock were repurchased, respectively.

NOTE 21 - Stock-Based Compensation
    The Company adopted the 2020 Stock Option Plan (“2020 Plan”) following shareholder approval of the 2020 Plan at the 2020 Annual Meeting. Subsequent to the adoption of the 2020 Plan, no additional grants may be issued under the prior plans. The 2020 Plan provides for grants of up to 325,000 shares, which includes any shares subject to stock awards under the Company's previous stock option plans.

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
    The following assumptions were used to determine the fair value of stock options as of the grant date to determine compensation expense for the years ended December 31, 2022, 2021, and 2020:

Stock Options:	2022	2021	2020
Grant date fair value	NA	$10.27	$6.55
Expected life of options	NA	8 years	8 years
Risk-free interest rate	NA	1.33%	0.79%
Dividend yield rate	NA	3.86%	4.55%
Price volatility	NA	36.46%	35.44%

    The following table summarizes stock option activity during 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life, in Years

Outstanding at January 1, 2022	136,819	$33.53
Granted	—	—
Forfeited	—	—
Exercised	(16,624)	28.57
Outstanding at December 31, 2022	120,195	$34.21	5.64

    At December 31, 2022, 2021, and 2020, there were 106,714, 107,553, and 136,038 options exercisable, with weighted average exercise prices of $33.78, $32.63, and $29.42, respectively.
    The aggregate intrinsic value of the stock options is the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on December 31, 2022 and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on December 31, 2022.  This amount changes based on the fair value of the Company’s stock. The total intrinsic value of options outstanding and exercisable as of December 31, 2022, 2021, and 2020 was $2.2 million, $1.2 million, and $682,000, respectively. The total intrinsic value of options exercised for the years ended December 31, 2022, 2021, and 2020 was $307,000, $969,000, and zero, respectively.
    As noted above, the Company allows stock options to be exercised through cash or cashless transactions. In each of 2022, 2021, and 2020 the Company received no cash for cash stock option exercises. In 2022, 2021, and 2020 the Company net settled $475,000, $1.4 million, and zero respectively, for cashless stock option exercises. The Company withheld $559,000, $1.7 million, and zero to pay for stock option exercises or income taxes that resulted from the exercise of stock options in 2022, 2021, and 2020, respectively.
    For the years ended December 31, 2022, 2021 and 2020, the Company recognized $108,000, $173,000, and $148,000, respectively, in stock option compensation expense as a component of "Salaries and other personnel expense".  As of

December 31, 2022, there was approximately $110,000 of total unrecognized compensation expense related to non-vested options, which is expected to be recognized over the weighted-average vesting period of 1.6 years.
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
    The following table summarizes restricted stock unit activity during 2022:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life, in Years

Outstanding at January 1, 2022	56,215	$34.74
Granted	—	—
Dividend equivalents awarded	2,139	—
Vested	(19,852)	32.19
Forfeited	—	—
Outstanding at December 31, 2022	38,502	$34.12	1.61

    The total intrinsic value of restricted stock units vested for the years ended December 31, 2022, 2021, and 2020 was $1.1 million, $1.3 million, and $735,000, respectively.
    For the years ended December 31, 2022, 2021 and 2020, the Company recognized $634,000, $900,000, and $795,000, respectively, in restricted stock unit compensation expense as a component of "Salaries and other personnel expense".  As of December 31, 2022, there was approximately $629,000 of total unrecognized compensation expense related to non-vested options, which is expected to be recognized over the weighted-average vesting period of 1.6 years.

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

Northrim BanCorp, Inc.	Actual		Adequately-Capitalized		Well-Capitalized
(In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022:
Common equity tier 1 capital (to risk-weighted assets)	$231,920	12.29%	$84,918	≥ 4.5%	NA	NA
Total Capital (to risk-weighted assets)	$257,425	13.64%	$150,982	≥ 8%	NA	NA
Tier I Capital (to risk-weighted assets)	$241,617	12.81%	$113,170	≥ 6%	NA	NA
Tier I Capital (to average assets)	$241,617	9.01%	$107,266	≥ 4%	NA	NA
As of December 31, 2021
Common equity tier 1 capital (to risk-weighted assets)	$225,412	13.50%	$75,137	≥ 4.5%	NA	NA
Total Capital (to risk-weighted assets)	$246,836	14.79%	$133,515	≥ 8%	NA	NA
Tier I Capital (to risk-weighted assets)	$235,097	14.08%	$100,183	≥ 6%	NA	NA
Tier I Capital (to average assets)	$235,097	9.03%	$104,140	≥ 4%	NA	NA
Northrim Bank	Actual		Adequately-Capitalized		Well-Capitalized
(In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022:
Common equity tier 1 capital (to risk-weighted assets)	$198,034	10.59%	$84,150	≥ 4.5%	$121,551	≥ 6.5%
Total Capital (to risk-weighted assets)	$213,745	11.42%	$149,734	≥ 8%	$187,167	≥ 10%
Tier I Capital (to risk-weighted assets)	$197,937	10.58%	$112,252	≥ 6%	$149,669	≥ 8%
Tier I Capital (to average assets)	$197,937	7.42%	$106,705	≥ 4%	$133,381	≥ 5%
As of December 31, 2021:
Common equity tier 1 capital (to risk-weighted assets)	$189,447	11.43%	$74,585	≥ 4.5%	$107,735	≥ 6.5%
Total Capital (to risk-weighted assets)	$201,087	12.13%	$132,621	≥ 8%	$165,777	≥ 10%
Tier I Capital (to risk-weighted assets)	$189,348	11.42%	$99,482	≥ 6%	$132,643	≥ 8%
Tier I Capital (to average assets)	$189,348	7.31%	$103,610	≥ 4%	$129,513	≥ 5%

    As of the most recent notification from its regulatory agencies, the Bank was categorized as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s regulatory capital category. Management believes, as of December 31, 2022, that the Company and Bank meets all capital adequacy requirements to which they are subject.

NOTE 23 - Income Taxes
    Components of the provision for income taxes are as follows:

(In Thousands)	Current Tax Expense (Benefit)	Deferred Expense (Benefit)	Total Expense
2022:
Federal	$1,412	$1,412	$2,824
State	860	698	1,558
Amortization of investment in low income housing tax credit partnerships	3,371	—	3,371
Total	$5,643	$2,110	$7,753
2021:
Federal	$5,090	($869)	$4,221
State	3,182	(429)	2,753
Amortization of investment in low income housing tax credit partnerships	3,502	—	3,502
Total	$11,774	($1,298)	$10,476
2020:
Federal	$3,607	$371	$3,978
State	1,891	184	2,075
Amortization of investment in low income housing tax credit partnerships	3,506	—	3,506
Total	$9,004	$555	$9,559

    The actual expense for 2022, 2021, and 2020, differs from the “expected” tax expense (computed by applying the U.S. Federal Statutory Tax Rate of 21% for the years ended December 31, 2022, 2021 and 2020) as follows:

(In Thousands)	2022	2021	2020
Computed “expected” income tax expense	$8,084	$10,079	$8,914
State income taxes, net	1,231	2,175	1,639
Tax-exempt interest on investment securities and loans	(358)	(238)	(256)
Amortization of investment in low income housing tax credit partnerships, net	3,191	3,163	2,712
Low income housing credits	(3,725)	(3,694)	(3,168)
Other	(670)	(1,009)	(282)
Total	$7,753	$10,476	$9,559

    The components of the net deferred tax asset are as follows:

(In Thousands)	2022	2021	2020
Deferred Tax Asset:
Allowance for loan losses	$4,263	$3,126	$5,772
Loan fees, net of costs	778	1,956	(635)
Interest income, nonaccrual loans	370	482	419
Deferred compensation	1,822	1,344	1,130
Equity compensation	404	406	481
Operating lease liabilities	2,805	3,117	3,519
Accrued liabilities	1,286	1,826	1,391
Unrealized loss on available for sale investment securities	11,976	1,270	54
Unrealized loss on marketable equity securities	178	—	—
Other	285	837	1,258
Total Deferred Tax Asset	$24,167	$14,364	$13,389

Deferred Tax Liability:
Intangible amortization	($1,886)	($1,453)	($1,022)
Mortgage servicing rights	(5,789)	(4,172)	(3,530)
Depreciation and amortization	(1,261)	(1,515)	(2,066)
Operating lease right-of-use assets	(2,806)	(3,128)	(3,537)
Unrealized gain on available for sale investment securities	(11)	(189)	(554)
Unrealized gain on marketable equity securities	(18)	(159)	(187)
Other	(1,029)	(470)	(513)
Total Deferred Tax Liability	($12,800)	($11,086)	($11,409)
Net Deferred Tax Asset	$11,367	$3,278	$1,980
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
    As of December 31, 2022, the Company had no unrecognized tax benefits. In 2020 the Company reversed an accrual of $454,000 for a potential increase in tax expense that was recorded in 2019 related to an audit that was performed in 2018 by the State of Alaska for tax years 2014-2016. The Company appealed the initial audit decision and the appeal was ruled in the Company's favor in the first quarter of 2021.
The tax years subject to examination by federal taxing authorities are the years ending December 31, 2022, 2021, 2020, and 2019. The tax years subject to examination by the State of Alaska are the years ending December 31, 2022, 2021, 2020, 2019, 2018 and 2017.

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

Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2022, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Company has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.

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

    Estimated fair values as of the periods indicated are as follows:

	December 31, 2022		December 31, 2021
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$259,350	$259,350	$645,827	$645,827
Investment securities available for sale	356,837	356,837	141,531	141,531
Marketable equity securities	10,740	10,740	8,420	8,420

Level 2 inputs:
Investment securities available for sale	320,192	320,192	285,153	285,153
Investment in Federal Home Loan Bank Stock	3,816	3,816	3,107	3,107
Loans held for sale	27,538	27,538	73,650	73,650
Accrued interest receivable	9,937	9,937	6,846	6,846
Interest rate swaps	14,179	14,179	6,030	6,030
Retail interest rate contracts	—	—	166	166

Level 3 inputs:
Investment securities held to maturity	36,750	32,639	20,000	19,164
Loans	1,501,785	1,408,350	1,413,886	1,396,486
Purchased receivables, net	19,994	19,994	6,987	6,987
Interest rate lock commitments	440	440	1,387	1,387
Mortgage servicing rights	18,635	18,635	13,724	13,724
Commercial servicing rights	2,129	2,129	1,084	1,084

Financial liabilities:
Level 2 inputs:
Deposits	$2,387,211	2,383,975	$2,421,631	$2,422,215
Borrowings	14,095	12,382	14,508	14,727
Accrued interest payable	54	54	31	31
Interest rate swaps	12,725	12,725	6,985	6,985
Retail interest rate contracts	3	3	—	—
Level 3 inputs:
Junior subordinated debentures	10,310	11,266	10,310	9,727

    The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$595,161	$333,193	$261,968	$—
Municipal securities	795	—	795	—
Corporate bonds	23,644	23,644	—	—
Collateralized loan obligations	57,429	—	57,429	—
Total available for sale securities	$677,029	$356,837	$320,192	$—
Marketable equity securities	$10,740	$10,740	$—	$—
Total marketable equity securities	$10,740	$10,740	$—	$—
Interest rate swaps	$14,178	$—	$14,178	$—
Interest rate lock commitments	440	—	—	440
Mortgage servicing rights	18,635	—	—	18,635
Commercial servicing rights	2,129	—	—	2,129
Total other assets	$35,382	$—	$14,178	$21,204
Liabilities:
Interest rate swaps	$12,725	$—	$12,725	$—
Retail interest rate contracts	3	—	3	—
Total other liabilities	$12,728	$—	$12,728	$—
December 31, 2021
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$341,480	$115,686	$225,794	$—
Municipal securities	840	—	840	—
Corporate bonds	32,946	25,845	7,101	—
Collateralized loan obligations	51,418	—	51,418	—
Total available for sale securities	$426,684	$141,531	$285,153	$—
Marketable equity securities	$8,420	$8,420	$—	$—
Total marketable equity securities	$8,420	$8,420	$—	$—
Interest rate swaps	$6,030	$—	$6,030	$—
Interest rate lock commitments	1,387	—	—	1,387
Mortgage servicing rights	13,724	—	—	13,724
Commercial servicing rights	1,084	—	—	1,084
Retail interest rate contracts	166	—	166	—
Total other assets	$22,391	$—	$6,196	$16,195
Liabilities:
Interest rate swaps	$6,985	$—	$6,985	$—
Total other liabilities	$6,985	$—	$6,985	$—

    The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2022 and 2021:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance
December 31, 2022
Interest rate lock commitments	$1,387	($1,515)	$12,140	($11,572)	$440
Mortgage servicing rights	13,724	288	4,623	—	18,635
Commercial servicing rights	1,084	809	236	—	2,129
Total	$16,195	($418)	$16,999	($11,572)	$21,204
December 31, 2021
Interest rate lock commitments	$4,034	($3,389)	$28,229	($27,487)	$1,387
Mortgage servicing rights	11,218	(3,582)	6,088	—	13,724
Commercial servicing rights	1,310	(437)	211	—	1,084
Total	$16,562	($7,408)	$34,528	($27,487)	$16,195

    As of and for the years ending December 31, 2022 and 2021, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis. For loans individually measured for credit losses, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Loans individually measured for credit losses	$—	$—	$—	$—
Total	$—	$—	$—	$—
December 31, 2021
Loans individually measured for credit losses	$—	$—	$—	$—
Total	$—	$—	$—	$—

    The following table presents the (gains) losses resulting from nonrecurring fair value adjustments for the periods ended December 31, 2022, 2021 and 2020, respectively:

(In Thousands)	2022	2021	2020
Loans individually measured for credit losses	$—	($13)	($4)
Total (income) loss from nonrecurring measurements	$—	($13)	($4)

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
    The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at December 31, 2022 and 2021:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average or Rate Range
December 31, 2022
Interest rate lock commitment	External pricing model	Pull through rate	93.18%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	6.62% - 7.43%
		Discount rate	11.25%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	4.19% - 22.87%
		Discount rate	12.00%
December 31, 2021
Interest rate lock commitment	External pricing model	Pull through rate	93.27%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	9.25% - 14.21%
		Discount rate	8.00%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	12.30% - 16.57%
		Discount rate	9.94%

NOTE 25 - Segment Information
    The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of December 31, 2022, the Community Banking segment operated 18 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
    Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

December 31, 2022
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$98,078	$2,250	$100,328
Interest expense	5,156	57	5,213
Net interest income	92,922	2,193	95,115
Provision for credit losses	1,846	—	1,846
Other operating income	12,505	21,572	34,077
Other operating expense	63,902	24,950	88,852
Income before provision for income taxes	39,679	(1,185)	38,494
Provision for income taxes	8,041	(288)	7,753
Net income	$31,638	($897)	$30,741

Total assets	$2,550,578	$123,740	$2,674,318
Loans held for sale	$—	$27,538	$27,538

December 31, 2021
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$81,703	$2,903	$84,606
Interest expense	3,623	156	3,779
Net interest income	78,080	2,747	80,827
Benefit for credit losses	(4,099)	—	(4,099)
Other operating income	10,119	42,144	52,263
Other operating expense	58,647	30,549	89,196
Income before provision for income taxes	33,651	14,342	47,993
Provision for income taxes	6,468	4,008	10,476
Net income	$27,183	$10,334	$37,517

Total assets	$2,603,682	$121,037	$2,724,719
Loans held for sale	$—	$73,650	$73,650

December 31, 2020
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$73,435	$3,281	$76,716
Interest expense	5,788	263	6,051
Net interest income	67,647	3,018	70,665
Provision for credit losses	2,432	—	2,432
Other operating income	10,693	52,635	63,328
Compensation expense, RML acquisition payments	—	—	—
Other operating expense	57,614	31,500	89,114
Income before provision for income taxes	18,294	24,153	42,447
Provision for income taxes	2,694	6,865	9,559
Net income	$15,600	$17,288	$32,888

Total assets	$1,922,245	$199,553	$2,121,798
Loans held for sale	$—	$146,178	$146,178

NOTE 26 - Parent Company Information

Balance Sheets at December 31,	2022	2021
(In Thousands)
Assets
Cash and cash equivalents	$30,883	$35,546
Marketable equity securities	10,740	8,420
Investment in Northrim Bank	184,148	202,819
Investment in NISC	1,245	1,336
Investment in NST2	310	310
Taxes receivable, net	463	603
Other assets	1,435	358
Total Assets	$229,224	$249,392
Liabilities
Junior subordinated debentures	$10,310	$10,310
Other liabilities	285	1,265
Total Liabilities	10,595	11,575
Shareholders' Equity
Common stock	5,701	6,015
Additional paid-in capital	17,784	31,162
Retained earnings	224,225	204,046
Accumulated other comprehensive (loss) income	(29,081)	(3,406)
Total Shareholders' Equity	218,629	237,817
Total Liabilities and Shareholders' Equity	$229,224	$249,392

Statements of Income for Years Ended:	2022	2021	2020
(In Thousands)
Income
Interest income	$698	$551	$599
Equity in undistributed earnings from Northrim Bank	32,853	38,625	33,570
Equity in undistributed earnings from NISC	120	66	174
Gain on sale of marketable equity securities, net	—	67	98
Unrealized gain (loss) on marketable equity securities	(1,119)	(101)	61
Other income	—	151	10
Total Income	$32,552	$39,359	$34,512
Expense
Interest expense	389	382	385
Administrative and other expenses	2,830	2,754	2,748
Total Expense	3,219	3,136	3,133
Income Before Benefit from Income Taxes	29,333	36,223	31,379
Benefit from income taxes	(1,408)	(1,294)	(1,509)
Net Income	$30,741	$37,517	$32,888

Statements of Cash Flows for Years Ended:	2022	2021	2020
(In Thousands)
Operating Activities:
Net income	$30,741	$37,517	$32,888
Adjustments to Reconcile Net Income to Net Cash:
Gain on sale of securities, net	—	(67)	(98)
Equity in undistributed earnings from subsidiaries	(32,732)	(38,691)	(33,744)
Change in fair value marketable equity securities	1,119	101	(61)
Stock-based compensation	742	1,073	943
Changes in other assets and liabilities	(1,268)	(2,167)	(2,118)
Net Cash Used from Operating Activities	(1,398)	(2,234)	(2,190)
Investing Activities:
Purchases of marketable equity securities	(3,934)	(493)	(1,552)
Proceeds from sales/calls/maturities of marketable equity securities	488	1,016	503
Investment in Northrim Bank, NISC & NST2	24,323	31,894	21,423
Net Cash Provided by Investing Activities	20,877	32,417	20,374
Financing Activities:
Dividends paid to shareholders	(10,571)	(9,388)	(8,844)
Proceeds from issuance of common stock	586	1,543	84
Repurchase of common stock	(14,157)	(11,534)	(9,976)
Net Cash Used from Financing Activities	(24,142)	(19,379)	(18,736)
Net change in Cash and Cash Equivalents	(4,663)	10,804	(552)
Cash and Cash Equivalents at beginning of year	35,546	24,742	25,294
Cash and Cash Equivalents at end of year	$30,883	$35,546	$24,742

NOTE 27 - Subsequent Events

In February 2023, Homestate Mortgage, LLC (“Homestate”) announced that it has ceased operations and the business has closed. As discussed in Note 1 above, the Company accounts for it's 30% interest in Homestate using the equity method of accounting. As of December 31, 2022, the Company's investment in Homestate is $556,000. As of December 31, 2022, Homestate has total assets of $2.1 million, total liabilities of $285,000, and total equity of $1.9 million. Pretax (loss) income from Homestate included in the Company's Statements of Consolidated Net Income for 2022, 2021, and 2020 is ($191,000), $302,000, and $492,000, respectively. As of March 6, 2023, the Company has no liabilities related to the closing of Homestate, and we expect to recover the book value of our investment when Homestate is legally dissolved and its assets liquidated over the statutory three-year winding up period. The Company does not consider the disposition of its investment in Homestate to be significant to the Company's operations, and it does not have a material impact on the Company's consolidated financial statements.

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
    Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.  In making this assessment management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.
    Based on our assessment and the criteria discussed above, management believes that, as of December 31, 2022, the Company maintained effective internal control over financial reporting.
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

ITEM 9C.            DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

    None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
    Information concerning the officers and directors of the Company required to be included in this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2023 which will be filed with the Securities and Exchange Commission (the "SEC") within 120 days of our most recently completed fiscal year.

ITEM 11.            EXECUTIVE COMPENSATION
    Information concerning executive compensation and director compensation and certain matters regarding participation in the Company’s compensation committee required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2023 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
    Information concerning the security ownership of certain beneficial owners and management required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2023 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
    Information concerning certain relationships and related transactions required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2023 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES
    Information concerning fees paid to our independent auditors required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2023 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
(a) The following documents are filed as part of this Annual Report on Form 10-K:
    Consolidated Balance Sheets as of December 31, 2022 and 2021
    Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020
    Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020
    Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022, 2021, and 2020
    Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020
    Notes to Consolidated Financial Statements

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
3.3     Bylaws of Northrim BanCorp, Inc. as amended (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2020.)
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
10.03  Northrim Bancorp, Inc. Profit Sharing Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 28, 2020.)
10.04   Employment Agreement with Joseph M. Schierhorn dated January 1, 2023 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on January 3, 2023.)
10.05   Employment Agreement with Jed Ballard dated January 1, 2023 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on January 3, 2023.)
10.06   Employment Agreement with Michael Huston dated January 1, 2023 (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on January 3, 2023.)

10.07   Employment Agreement with Benjamin Craig dated January 1, 2023 (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on January 3, 2023.)
10.08   Employment Agreement with Michael Baldwin dated January 1, 2023 (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on January 3, 2023.)
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
21.1     Subsidiaries
23.1     Consent of Moss Adams LLP
24.1     Power of Attorney
31.1     Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2     Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2     Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page for the Company's Annual Report on 10-K for the year ended December 31, 2022 - formatted in Inline XBRL (included in Exhibit 101)

ITEM 16.            FORM 10-K SUMMARY

Not applicable.

Annual Report on Form 10-K
Annual Report Under Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2022.
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
Northrim BanCorp, Inc. has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.
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
The aggregate market value of common stock held by non-affiliates of Northrim BanCorp, Inc. at June 30, 2022, was $221,451,700.
The number of shares of Northrim BanCorp Inc.’s common stock outstanding at March 6, 2023, was 5,700,728.
This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the SEC.  Only those sections of the Annual Report required in the following cross reference index and the information under the caption “Forward Looking Statements” are incorporated into this Form 10-K.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2023.
    Northrim BanCorp, Inc.

By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 6, 2023.
    Principal Executive Officer:

By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President and Chief Executive Officer

    Principal Financial Officer and Principal Accounting Officer:

By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer

Jed W. Ballard, pursuant to the power of attorney filed with this Annual Report on Form 10-K as Exhibit 24.1, has signed this report on March 6, 2023, as attorney-in-fact for the following directors who constitute a majority of the Board of Directors.

Joseph M. Schierhorn	David J. McCambridge
Larry S. Cash	Krystal M. Nelson
Anthony J. Drabek	John C. Swalling
Karl L. Hanneman	Linda C. Thomas
David W. Karp	David G. Wight
Aaron M. Schutt	Joseph P. Marushack

By	/s/ Jed W. Ballard
Jed W. Ballard
as Attorney-in-fact
March 6, 2023

Investor Information
Annual Meeting

Date:	Thursday, May 25, 2023
Time:	9 a.m.
Location:	Live Webcast
www.virtualshareholdermeeting.com/NRIM2023

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