Form 10-Q
period 2023-03-31
NORTHRIM BANCORP INC
filed 2023-05-05
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☐ Yes  ☒ No

The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at May 5, 2023 was 5,649,841.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the consolidated financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2023	December 31, 2022
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$28,976	$27,747
Interest bearing deposits in other banks	110,235	231,603
Investment securities available for sale, at fair value	677,734	677,029
Marketable equity securities	10,515	10,740
Investment securities held to maturity, at amortized cost	36,750	36,750
Investment in Federal Home Loan Bank stock	3,752	3,816
Loans held for sale	23,985	27,538
Loans	1,535,187	1,501,785
Allowance for credit losses, loans	(14,157)	(13,838)
Net loans	1,521,030	1,487,947
Purchased receivables, net	21,190	19,994
Mortgage servicing rights, at fair value	18,303	18,635
Other real estate owned, net	273	—
Premises and equipment, net	38,163	37,821
Operating lease right-of-use assets	9,469	9,868
Goodwill	15,017	15,017
Other intangible assets, net	963	967
Other assets	63,682	68,846
Total assets	$2,580,037	$2,674,318
LIABILITIES
Deposits:
Demand	$767,772	$797,434
Interest-bearing demand	717,910	767,686
Savings	292,857	320,917
Money market	262,478	308,317
Certificates of deposit less than $250,000	149,698	115,330
Certificates of deposit $250,000 and greater	105,558	77,527
Total deposits	2,296,273	2,387,211
Borrowings	13,991	14,095
Junior subordinated debentures	10,310	10,310
Operating lease liabilities	9,466	9,865
Other liabilities	25,572	34,208
Total liabilities	2,355,612	2,455,689
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 5,672,841 and 5,700,728 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	5,673	5,701
Additional paid-in capital	16,625	17,784
Retained earnings	225,611	224,225
Accumulated other comprehensive loss, net of tax	(23,484)	(29,081)
Total shareholders' equity	224,425	218,629
Total liabilities and shareholders' equity	$2,580,037	$2,674,318
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(In Thousands, Except Per Share Data)	2023	2022
Interest and Dividend Income
Interest and fees on loans and loans held for sale	$23,694	$18,268
Interest on investment securities available for sale	3,934	1,135
Dividends on marketable equity securities	168	112
Interest on investment securities held to maturity	474	273
Dividends on Federal Home Loan Bank stock	36	28
Interest on deposits in other banks	1,489	242
Total Interest and Dividend Income	29,795	20,058
Interest Expense
Interest expense on deposits	4,583	575
Interest expense on borrowings	87	86
Interest expense on junior subordinated debentures	93	93
Total Interest Expense	4,763	754
Net Interest Income	25,032	19,304
Provision (benefit) for credit losses	360	(150)
Net Interest Income After Provision (Benefit) for Credit Losses	24,672	19,454
Other Operating Income
Mortgage banking income	2,008	6,982
Purchased receivable income	977	402
Bankcard fees	908	804
Service charges on deposit accounts	457	374
Unrealized (loss) gain on marketable equity securities	(223)	(422)
Keyman life insurance proceeds	—	2,002
Other income	781	681
Total Other Operating Income	4,908	10,823
Other Operating Expense
Salaries and other personnel expense	15,484	14,106
Data processing expense	2,355	1,992
Occupancy expense	1,943	1,726
Professional and outside services	722	722
Marketing expense	564	425
Insurance expense	557	566
OREO expense, net rental income and gains on sale	26	(12)
Intangible asset amortization expense	4	6
Other operating expense	1,854	1,570
Total Other Operating Expense	23,509	21,101
Income Before Provision for Income Taxes	6,071	9,176
Provision for income taxes	1,241	1,950
Net Income	$4,830	$7,226
Earnings Per Share, Basic	$0.85	$1.22
Earnings Per Share, Diluted	$0.84	$1.20
Weighted Average Shares Outstanding, Basic	5,691,432	5,938,037
Weighted Average Shares Outstanding, Diluted	5,757,458	5,997,351
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended March 31,
(In Thousands)	2023	2022
Net income	$4,830	$7,226
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized holding gains (losses) arising during the period	$8,119	($16,302)
Derivatives and hedging activities:
Unrealized holding (losses) gains arising during the period	(299)	927
Income tax benefit related to unrealized (gains) and losses	(2,223)	4,371
Other comprehensive income (loss), net of tax	5,597	(11,004)
Comprehensive income (loss)	$10,427	($3,778)

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of Tax	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2022	6,015	$6,015	$31,162	$204,046	($3,406)	$237,817
Cash dividend on common stock ($0.41 per share)	—	—	—	(2,471)	—	(2,471)
Stock-based compensation expense	—	—	187	—	—	187
Repurchase of common stock	(133)	(133)	(5,790)	—	—	(5,923)
Other comprehensive loss, net of tax	—	—	—	—	(11,004)	(11,004)
Net income	—	—	—	7,226	—	7,226
Balance as of March 31, 2022	5,882	$5,882	$25,559	$208,801	($14,410)	$225,832
Cash dividend on common stock ($0.41 per share)	—	—	—	(2,364)	—	(2,364)
Stock-based compensation expense	—	—	190	—	—	190
Other comprehensive loss, net of tax	—	—	—	—	(4,930)	(4,930)
Net income	—	—	—	4,795	—	4,795
Balance as of June 30, 2022	5,681	$5,681	$17,716	$211,232	($19,340)	$215,289
Cash dividend on common stock ($0.50 per share)	—	—	—	(2,858)	—	(2,858)
Stock-based compensation expense	—	—	191	—	—	191
Other comprehensive loss, net of tax	—	—	—	—	(12,048)	(12,048)
Net income	—	—	—	10,125	—	10,125
Balance as of September 30, 2022	5,681	$5,681	$17,907	$218,499	($31,388)	$210,699
Cash dividend on common stock ($0.50 per share)	—	—	—	(2,869)	—	(2,869)
Stock-based compensation expense	—	—	174	—	—	174
Exercise of stock options and vesting of restricted stock units, net	20	20	(297)	—	—	(277)
Other comprehensive loss, net of tax	—	—	—	—	2,307	2,307
Net income	—	—	—	8,595	—	8,595
Balance as of December 31, 2022	5,701	$5,701	$17,784	$224,225	($29,081)	$218,629
 See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of Tax	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2023	5,701	$5,701	$17,784	$224,225	($29,081)	$218,629
Cash dividend on common stock ($0.60 per share)	—	—	—	(3,444)	—	(3,444)
Stock-based compensation expense	—	—	140	—	—	140
Repurchase of common stock	(28)	(28)	(1,299)	—	—	(1,327)
Other comprehensive loss, net of tax	—	—	—	—	5,597	5,597
Net income	—	—	—	4,830	—	4,830
Balance as of March 31, 2023	5,673	$5,673	$16,625	$225,611	($23,484)	$224,425
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2023	2022
Operating Activities:
Net income	$4,830	$7,226
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and amortization of premises and equipment	789	798
Amortization of software	287	293
Intangible asset amortization	4	6
Amortization of investment security premium, net of discount accretion	130	174
Unrealized loss on marketable equity securities	223	422
Stock-based compensation	140	187
Deferred loan fees and amortization, net of costs	15	(2,162)
Provision (benefit) for credit losses	360	(150)
Additions to home mortgage servicing rights carried at fair value	(463)	(987)
Change in fair value of home mortgage servicing rights carried at fair value	795	(711)
Change in fair value of commercial servicing rights carried at fair value	123	134
Gain on sale of loans	(1,305)	(3,921)
Proceeds from the sale of loans held for sale	55,583	171,166
Origination of loans held for sale	(50,725)	(143,575)
Proceeds from keyman life insurance	—	(2,002)
Net changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(941)	(319)
Decrease in other assets	1,222	1,149
(Decrease) in other liabilities	(6,718)	(7,883)
Net Cash Provided by Operating Activities	4,349	19,845
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(6,000)	(78,139)
Purchases of FHLB stock	(6)	(726)
Purchases of investment securities held to maturity	—	(4,750)
Proceeds from sales/calls/maturities of securities available for sale	13,285	—
Proceeds from redemption of FHLB stock	70	5
(Increase) in purchased receivables, net	(1,196)	(1,565)
(Increase) decrease in loans, net	(33,630)	38,399
Proceeds from keyman life insurance	—	2,002
Purchases of software	(90)	—
Purchases of premises and equipment	(1,131)	(1,050)
Net Cash (Used) by Investing Activities	(28,698)	(45,824)
Financing Activities:
(Decrease) in deposits	(90,938)	(78,565)
(Decrease) in borrowings	(104)	(104)
Repurchase of common stock	(1,327)	(5,923)
Cash dividends paid	(3,421)	(2,448)
Net Cash Used by Financing Activities	(95,790)	(87,040)
Net Change in Cash and Cash Equivalents	(120,139)	(113,019)
Cash and Cash Equivalents at Beginning of Period	259,350	645,827
Cash and Cash Equivalents at End of Period	$139,211	$532,808

Supplemental Information:
Interest paid	$4,650	$726
Transfer of loans to other real estate owned	$273	$—
Non-cash lease liability arising from obtaining right of use assets	$160	$—
Cash dividends declared but not paid	$23	$23

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements and corresponding footnotes have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end Consolidated Balance Sheet data was derived from the Company's audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company owns a 100% interest in Residential Mortgage Holding Company, LLC, the parent company of Residential Mortgage, LLC (collectively "RML") and consolidates their balance sheets and income statement into its financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company determined that it operates in two primary operating segments: Community Banking and Home Mortgage Lending. The Company has evaluated subsequent events and transactions for potential recognition or disclosure. Operating results for the interim period ended March 31, 2023 are not necessarily indicative of the results anticipated for the year ending December 31, 2023. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in our application of these accounting policies in 2023.
Reclassification of Prior Period Presentation
Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or total shareholders' equity.
Recent Accounting Pronouncements
Accounting pronouncements implemented in 2023
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). The amendments in ASU 2022-02 eliminate the accounting guidance for troubled debt restructurings ("TDRs") by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs which includes an assessment of whether the creditor has granted a concession, an entity must evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, for public business entities, ASU 2022-02 requires that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost in the vintage disclosures required by paragraph 326-20-50-6. The Company adopted ASU 2022-02 on January 1, 2023. The Company elected to adopt the updated guidance on TDR recognition and measurement prospectively; therefore the guidance is applied to modifications occurring after the date of adoption. The amendments on TDR disclosures and vintage disclosures must be adopted prospectively. The adoption of ASU 2022-02 did not have a material impact on the Company's consolidated financial position or results of operations.
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
LIBOR is a widely-referenced benchmark rate, which is published in five currencies and a range of tenors, and seeks to estimate the cost at which banks can borrow on an unsecured basis from other banks. The administrator of LIBOR, ICE Benchmark Administration, ceased the publication of one-week and two-month LIBOR, as well as all non-US Dollar LIBOR tenors as of January 1, 2022. 1-month, 3-month, 6-month, and 12-month US Dollar LIBOR will continue to be published and will remain available for use in legacy contracts or as otherwise enumerated by financial regulators until June 30, 2023. The Company has some assets and liabilities referenced to 1-month, 3-month, and 12-month US Dollar LIBOR, such as commercial loans, derivatives, debt securities, and junior subordinated debentures. As of March 31, 2023, we had approximately $133.0 million of assets, including $78.2 million in commercial loans and $54.8 million in debt securities, and $10.0 million of liabilities in the form of our junior subordinated debentures linked to USD LIBOR. These amounts exclude derivative assets and liabilities on our consolidated balance sheet. As of March 31, 2023, the notional amount of our USD LIBOR-linked interest rate derivative contracts was $145.0 million. Of this amount, $67.5 million in notional value represent commercial loan interest rate swap agreements with commercial banking customers. An additional $67.5 million in notional value represent corresponding swap agreements with third party financial institutions that offset the commercial loan swaps. The Company has one additional interest rate swap agreement with a third party institution for $10.0 million in notional value related to our junior subordinated debentures. Each of the USD LIBOR-linked amounts referenced above are expected to vary in future periods as current contracts expire with potential replacement contracts using an alternative reference rate.

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

In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method ("ASU 2023-02"). Under current GAAP, an entity can only elect to apply the proportional amortization method to investments in low income housing tax credit ("LIHTC") structures. The amendments in ASU 2023-02 allow entities to elect to account for equity investments made primarily for the purpose of receiving income tax credits using the proportional amortization method, regardless of the tax credit program through which the investment earns income tax credits, if certain conditions are met. ASU 2023-02 provides amendments to paragraph 323-740-25-1, which sets forth the conditions needed to apply the proportional amortization method. The amendments make certain limited changes to those conditions to clarify their application to a broader group of tax credit investment programs. However, the conditions in substance remain consistent with current GAAP. The amendments in this ASU 2023-02 also eliminate certain LIHTC-specific guidance to align the accounting more closely for LIHTCs with the accounting for other equity investments in tax credit structures and require that the delayed equity contribution guidance in paragraph 323-740-25-3 apply only to tax equity investments accounted for using the proportional amortization method. ASU 2023-02 is effective for the Company for fiscal years beginning after December 15, 2023 and must be applied on either a modified retrospective or a retrospective basis. The Company does not have any equity investments made primarily for the purpose of receiving income tax credits except for LIHTC structures, which it accounts for using the proportional amortization method. The Company does not believe that ASU 2023-02 will have a material impact on the Company's consolidated financial statements.

2. Investment Securities
Marketable Equity Securities
The Company held marketable equity securities with fair values of $10.5 million and $10.7 million at March 31, 2023 and December 31, 2022, respectively. The gross realized and unrealized gains (losses) recognized on marketable equity securities in other operating income in the Company's Consolidated Statements of Income were as follows:

	Three Months Ended March 31,
(In Thousands)	2023	2022
Unrealized gain (loss) on marketable equity securities	($223)	($422)
Gain on sale of marketable equity securities, net	—	—
Total	($223)	($422)

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

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2023
Securities available for sale
U.S. Treasury and government sponsored entities	$634,456	$178	($32,260)	$—	$602,374
Municipal securities	820	—	(18)	—	802
Corporate bonds	16,018	10	(613)	—	15,415
Collateralized loan obligations	60,407	—	(1,264)	—	59,143
Total securities available for sale	$711,701	$188	($34,155)	$—	$677,734

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023
Securities held to maturity
Corporate bonds	$36,750	$—	($4,219)	$32,531
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$36,750	$—	($4,219)	$32,531

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2022
Securities available for sale
U.S. Treasury and government sponsored entities	$634,582	$1	($39,422)	$—	$595,161
Municipal securities	820	—	(25)	—	795
Corporate bonds	24,281	37	(674)	—	23,644
Collateralized loan obligations	59,434	—	(2,005)	—	57,429
Total securities available for sale	$719,117	$38	($42,126)	$—	$677,029

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Securities held to maturity
Corporate bonds	$36,750	$—	($4,111)	$32,639
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$36,750	$—	($4,111)	$32,639

Gross unrealized losses on available for sale securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2023 and December 31, 2022 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2023
Securities available for sale
U.S. Treasury and government sponsored entities	$212,079	($3,947)	$375,028	($28,313)	$587,107	($32,260)
Corporate bonds	4,936	(62)	4,471	(551)	9,407	(613)
Collateralized loan obligations	5,987	(13)	53,156	(1,251)	59,143	(1,264)
Municipal securities	—	—	802	(18)	802	(18)
Total	$223,002	($4,022)	$433,457	($30,133)	$656,459	($34,155)

December 31, 2022:
Securities available for sale
U.S. Treasury and government sponsored entities	$282,319	($8,876)	$302,840	($30,546)	$585,159	($39,422)
Corporate bonds	13,216	(43)	4,394	(631)	17,610	(674)
Collateralized loan obligations	22,309	(632)	35,120	(1,373)	57,429	(2,005)
Municipal securities	795	(25)	—	—	795	(25)
Total	$318,639	($9,576)	$342,354	($32,550)	$660,993	($42,126)

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

At March 31, 2023, the Company had 85 available for sale securities in an unrealized loss position without an ACL. At March 31, 2023, the Company had five held to maturity securities in an unrealized loss position without an ACL. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2023, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, primarily changes in interest rates, and therefore no losses have been recognized in the Company's Consolidated Statements of Income.

At March 31, 2023 and December 31, 2022, carrying amounts of $108.2 million and $59.3 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and estimated fair values of debt securities at March 31, 2023, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
US Treasury and government sponsored entities
Within 1 year	$105,712	$103,821
1-5 years	528,744	498,553
Total	$634,456	$602,374
Corporate bonds
Within 1 year	$2,000	$1,951
1-5 years	24,018	22,570
5-10 years	26,750	23,425
Total	$52,768	$47,946
Collateralized loan obligations
5-10 years	$24,914	$24,561
Over 10 years	35,493	34,582
Total	$60,407	$59,143
Municipal securities
Within 1 year	$820	$802
Total	$820	$802

There were no proceeds from sales of investment securities for the three-month periods ending March 31, 2023 and 2022.
A summary of interest income for the three-month periods ending March 31, 2023 and 2022, on available for sale investment securities are as follows:

	Three Months Ended March 31,
(In Thousands)	2023	2022
US Treasury and government sponsored entities	$2,795	$806
Other	1,135	325
Total taxable interest income	$3,930	$1,131
Municipal securities	$4	$4
Total tax-exempt interest income	$4	$4
Total	$3,934	$1,135

3.  Loans and Allowance for Credit Losses
Loans Held for Sale
Loans held for sale are comprised entirely of 1-4 family residential mortgage loans as of March 31, 2023 and December 31, 2022.
Loans Held for Investment
The following table presents amortized cost and unpaid principal balance of loans, categorized by the segments used in the Company's CECL methodology to assess credit risk, for the periods indicated:

	March 31, 2023			December 31, 2022
(In Thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial & industrial loans	$364,109	$365,824	($1,715)	$358,128	$359,900	($1,772)
Commercial real estate:
Owner occupied properties	343,162	344,734	(1,572)	349,973	351,580	(1,607)
Non-owner occupied and multifamily properties	473,227	476,897	(3,670)	482,270	486,021	(3,751)
Residential real estate:
1-4 family residential properties secured by first liens	112,214	112,758	(544)	73,381	73,674	(293)
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	23,027	22,864	163	20,259	20,103	156
1-4 family residential construction loans	40,652	40,881	(229)	44,000	44,314	(314)
Other construction, land development and raw land loans	91,712	92,615	(903)	99,182	100,075	(893)
Obligations of states and political subdivisions in the US	42,257	42,258	(1)	32,539	32,540	(1)
Agricultural production, including commercial fishing	37,429	37,615	(186)	34,099	34,263	(164)
Consumer loans	4,661	4,617	44	4,335	4,293	42
Other loans	2,737	2,749	(12)	3,619	3,632	(13)
Total	1,535,187	1,543,812	(8,625)	1,501,785	1,510,395	(8,610)
Allowance for credit losses	(14,157)			(13,838)
	$1,521,030	$1,543,812	($8,625)	$1,487,947	$1,510,395	($8,610)
The difference between the amortized cost and unpaid principal balance is net deferred origination fees totaling $8.6 million at both March 31, 2023 and December 31, 2022.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $6.5 million and $5.5 million at March 31, 2023 and December 31, 2022, respectively, and was included in other assets in the Consolidated Balance Sheets.
Amortized cost in the above table includes $4.2 million and $7.1 million as of March 31, 2023 and December 31, 2022, respectively, in Paycheck Protection Program loans administered by the U.S. Small Business Administration ("SBA") within the Commercial & industrial loan segment.

Allowance for Credit Losses
The activity in the ACL related to loans held for investment is as follows:

Three Months Ended March 31,	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2023
Commercial & industrial loans	$2,914	$101	$—	$65	$3,080
Commercial real estate:
Owner occupied properties	3,094	(316)	—	—	2,778
Non-owner occupied and multifamily properties	3,615	(441)	—	—	3,174
Residential real estate:
1-4 family residential properties secured by first liens	1,413	813	—	—	2,226
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	389	(4)	—	7	392
1-4 family residential construction loans	312	(52)	—	—	260
Other construction, land development and raw land loans	1,803	122	—	—	1,925
Obligations of states and political subdivisions in the US	79	27	—	—	106
Agricultural production, including commercial fishing	145	5	—	—	150
Consumer loans	68	5	(14)	2	61
Other loans	6	(1)	—	—	5
Total	$13,838	$259	($14)	$74	$14,157
2022
Commercial & industrial loans	$3,027	$156	($295)	$13	$2,901
Commercial real estate:
Owner occupied properties	3,176	(663)	—	—	2,513
Non-owner occupied and multifamily properties	2,930	133	—	—	3,063
Residential real estate:
1-4 family residential properties secured by first liens	439	71	—	—	510
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	215	74	—	12	301
1-4 family residential construction loans	120	90	—	—	210
Other construction, land development and raw land loans	1,635	(85)	—	—	1,550
Obligations of states and political subdivisions in the US	32	20	—	—	52
Agricultural production, including commercial fishing	91	29	—	8	128
Consumer loans	67	8	—	—	75
Other loans	7	—	—	—	7
Total	$11,739	($167)	($295)	$33	$11,310

The following table shows gross charge-offs by grade and by year of loan origination for the periods indicated:

Three Months Ended March 31,

(In Thousands)	2023	2022	2021	2020	2019	Prior	Total
2023
Commercial & industrial loans	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Owner occupied properties	—	—	—	—	—	—	—
Non-owner occupied and multifamily properties	—	—	—	—	—	—	—
Residential real estate:
1-4 family residential properties secured by first liens	—	—	—	—	—	—	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	—	—	—	—	—	—
1-4 family residential construction loans	—	—	—	—	—	—	—
Other construction, land development and raw land loans	—	—	—	—	—	—	—
Obligations of states and political subdivisions in the US	—	—	—	—	—	—	—
Agricultural production, including commercial fishing	—	—	—	—	—	—	—
Consumer loans	—	1	—	—	—	13	14
Other loans	—	—	—	—	—	—	—
Total	$—	$1	$—	$—	$—	$13	$14
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

March 31, 2023	2023	2022	2021	2020	2019	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$26,360	$152,979	$76,827	$35,707	$14,276	$38,286	$344,435
Classified	—	2,110	2,323	296	82	14,863	19,674
Total commercial & industrial loans	$26,360	$155,089	$79,150	$36,003	$14,358	$53,149	$364,109

Commercial real estate:
Owner occupied properties
Pass	$6,838	$71,615	$69,568	$80,727	$31,920	$76,882	$337,550
Classified	—	—	—	1,225	—	4,387	5,612
Total commercial real estate owner occupied properties	$6,838	$71,615	$69,568	$81,952	$31,920	$81,269	$343,162

Non-owner occupied and multifamily properties
Pass	$2,270	$90,117	$86,571	$70,530	$57,437	$156,716	$463,641
Classified	—	—	—	—	—	9,586	9,586
Total commercial real estate non-owner occupied and multifamily properties	$2,270	$90,117	$86,571	$70,530	$57,437	$166,302	$473,227

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$41,478	$51,491	$4,066	$5,399	$2,502	$7,078	$112,014
Classified	—	—	—	—	—	200	200
Total residential real estate 1-4 family residential properties secured by first liens	$41,478	$51,491	$4,066	$5,399	$2,502	$7,278	$112,214

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$2,476	$7,050	$3,892	$1,902	$2,650	$4,818	$22,788
Classified	—	—	—	—	—	239	239
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$2,476	$7,050	$3,892	$1,902	$2,650	$5,057	$23,027

1-4 family residential construction loans
Pass	$2,912	$22,906	$2,871	$420	$—	$11,434	$40,543
Classified	—	—	—	—	—	109	109
Total residential real estate 1-4 family residential construction loans	$2,912	$22,906	$2,871	$420	$—	$11,543	$40,652

Other construction, land development and raw land loans
Pass	$3,300	$39,120	$28,668	$8,756	$1,594	$8,458	$89,896
Classified	—	—	—	—	—	1,816	1,816
Total other construction, land development and raw land loans	$3,300	$39,120	$28,668	$8,756	$1,594	$10,274	$91,712

Obligations of states and political subdivisions in the US
Pass	$—	$33,467	$6,866	$1,739	$—	$185	$42,257
Classified	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$—	$33,467	$6,866	$1,739	$—	$185	$42,257

Agricultural production, including commercial fishing
Pass	$2,431	$10,376	$18,196	$3,655	$599	$2,172	$37,429

Classified	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$2,431	$10,376	$18,196	$3,655	$599	$2,172	$37,429

Consumer loans
Pass	$964	$1,292	$327	$493	$324	$1,261	$4,661
Classified	—	—	—	—	—	—	—
Total consumer loans	$964	$1,292	$327	$493	$324	$1,261	$4,661

Other loans
Pass	$257	$216	$325	$1,523	$360	$56	$2,737
Classified	—	—	—	—	—	—	—
Total other loans	$257	$216	$325	$1,523	$360	$56	$2,737

Total loans
Pass	$89,286	$480,629	$298,177	$210,851	$111,662	$307,346	$1,497,951
Classified	—	2,110	2,323	1,521	82	31,200	37,236
Total loans	$89,286	$482,739	$300,500	$212,372	$111,744	$338,546	$1,535,187

Total pass loans	$89,286	$480,629	$298,177	$210,851	$111,662	$307,346	$1,497,951
Government guarantees	(2,850)	(24,594)	(33,665)	(9,395)	(12,711)	(8,147)	(91,362)
Total pass loans, net of government guarantees	$86,436	$456,035	$264,512	$201,456	$98,951	$299,199	$1,406,589

Total classified loans	$—	$2,110	$2,323	$1,521	$82	$31,200	$37,236
Government guarantees	—	—	(2,096)	(1,103)	—	(11,269)	(14,468)
Total classified loans, net government guarantees	$—	$2,110	$227	$418	$82	$19,931	$22,768

December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$157,555	$86,543	$37,147	$17,881	$9,844	$40,571	$349,541
Classified	137	4,879	397	91	2,737	346	8,587
Total commercial & industrial loans	$157,692	$91,422	$37,544	$17,972	$12,581	$40,917	$358,128

Commercial real estate:
Owner occupied properties
Pass	$66,955	$70,777	$90,496	$32,564	$13,233	$69,701	$343,726
Classified	—	—	1,261	—	165	4,821	6,247
Total commercial real estate owner occupied properties	$66,955	$70,777	$91,757	$32,564	$13,398	$74,522	$349,973

Non-owner occupied and multifamily properties
Pass	$94,412	$82,352	$71,407	$58,033	$16,905	$149,223	$472,332
Classified	—	—	—	274	3	9,661	9,938
Total commercial real estate non-owner occupied and multifamily properties	$94,412	$82,352	$71,407	$58,307	$16,908	$158,884	$482,270

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$52,117	$5,088	$6,001	$2,535	$462	$6,968	$73,171
Classified	—	—	—	—	79	131	210
Total residential real estate 1-4 family residential properties secured by first liens	$52,117	$5,088	$6,001	$2,535	$541	$7,099	$73,381

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$6,992	$3,376	$2,041	$2,763	$2,781	$2,060	$20,013
Classified	—	—	—		239	7	246
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$6,992	$3,376	$2,041	$2,763	$3,020	$2,067	$20,259

1-4 family residential construction loans
Pass	$26,860	$3,897	$61	$—	$—	$13,073	$43,891

Classified	—	—	—	—	—	109	109
Total residential real estate 1-4 family residential construction loans	$26,860	$3,897	$61	$—	$—	$13,182	$44,000

Other construction, land development and raw land loans
Pass	$38,673	$42,448	$5,740	$1,713	$3,675	$5,112	$97,361
Classified	—	—	—	—	369	1,452	1,821
Total other construction, land development and raw land loans	$38,673	$42,448	$5,740	$1,713	$4,044	$6,564	$99,182

Obligations of states and political subdivisions in the US
Pass	$32,319	$—	$—	$—	$219	$1	$32,539
Classified	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$32,319	$—	$—	$—	$219	$1	$32,539

Agricultural production, including commercial fishing
Pass	$9,748	$17,692	$3,740	$604	$879	$1,436	$34,099
Classified	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$9,748	$17,692	$3,740	$604	$879	$1,436	$34,099

Consumer loans
Pass	$1,513	$363	$481	$345	$235	$1,391	$4,328
Classified	—	—	—	—	—	7	7
Total consumer loans	$1,513	$363	$481	$345	$235	$1,398	$4,335

Other loans
Pass	$1,291	$330	$1,547	$384	$—	$67	$3,619
Classified	—	—	—	—	—	—	—
Total other loans	$1,291	$330	$1,547	$384	$—	$67	$3,619

Total loans
Pass	$488,435	$312,866	$218,661	$116,822	$48,233	$289,603	$1,474,620
Classified	137	4,879	1,658	365	3,592	16,534	27,165
Total loans	$488,572	$317,745	$220,319	$117,187	$51,825	$306,137	$1,501,785

Total pass loans	$488,435	$312,866	$218,661	$116,822	$48,233	$289,603	$1,474,620
Government guarantees	(25,172)	(36,531)	(9,751)	(12,885)	(2,964)	(5,314)	(92,617)
Total pass loans, net of government guarantees	$463,263	$276,335	$208,910	$103,937	$45,269	$284,289	$1,382,003

Total classified loans	$137	$4,879	$1,658	$365	$3,592	$16,534	$27,165
Government guarantees	—	(4,396)	(1,135)	—	—	(9,293)	(14,824)
Total classified loans, net government guarantees	$137	$483	$523	$365	$3,592	$7,241	$12,341

Past Due Loans: The following tables present an aging of contractually past due loans as of the periods presented:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due Still Accruing
March 31, 2023
Commercial & industrial loans	$238	$—	$449	$687	$363,422	$364,109	$—
Commercial real estate:
Owner occupied properties	—	129	293	422	342,740	343,162	—
Non-owner occupied and multifamily properties	236	—	—	236	472,991	473,227	—
Residential real estate:
1-4 family residential properties secured by first liens	134	—	62	196	112,018	112,214	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	—	165	165	22,862	23,027	—
1-4 family residential construction loans	—	—	109	109	40,543	40,652	—
Other construction, land development and raw land loans	308	—	1,545	1,853	89,859	91,712	—
Obligations of states and political subdivisions in the US	—	—	—	—	42,257	42,257	—
Agricultural production, including commercial fishing	—	—	—	—	37,429	37,429	—
Consumer loans	15	—	—	15	4,646	4,661	—
Other loans	—	—	—	—	2,737	2,737	—
Total	$931	$129	$2,623	$3,683	$1,531,504	$1,535,187	$—
December 31, 2022
Commercial & industrial loans	$37	$521	$56	$614	$357,514	$358,128	$—
Commercial real estate:
Owner occupied properties	—	—	798	798	349,175	349,973	—
Non-owner occupied and multifamily properties	—	—	274	274	481,996	482,270	—
Residential real estate:
1-4 family residential properties secured by first liens	60	79	72	211	73,170	73,381	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	112	—	127	239	20,020	20,259	—
1-4 family residential construction loans	—	—	109	109	43,891	44,000	—
Other construction, land development and raw land loans	—	—	1,545	1,545	97,637	99,182	—
Obligations of states and political subdivisions in the US	—	—	—	—	32,539	32,539	—
Agricultural production, including commercial fishing	—	—	—	—	34,099	34,099	—
Consumer loans	6	80	—	86	4,249	4,335	—
Other loans	—	—	—	—	3,619	3,619	—
Total	$215	$680	$2,981	$3,876	$1,497,909	$1,501,785	$—

Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $6.1 million and $6.4 million at March 31, 2023 and December 31, 2022, respectively. The following table presents loans on nonaccrual status and loans on nonaccrual status for the periods presented for which there was no related ACL. All loans with no ACL are individually evaluated for credit losses in the Company's Current Expected Credit Losses methodology.

	March 31, 2023		December 31, 2022
(In Thousands)	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL

Commercial & industrial loans	$5,820	$2,997	$3,294	$3,287
Commercial real estate:
Owner occupied properties	919	919	1,457	1,457
Non-owner occupied and multifamily properties	—	—	274	274
Residential real estate:
1-4 family residential properties secured by first liens	143	138	151	144
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	239	193	246	198
1-4 family residential construction loans	109	109	109	109
Other construction, land development and raw land loans	1,545	1,545	1,545	1,545
Total nonaccrual loans	8,775	5,901	7,076	7,014
Government guarantees on nonaccrual loans	(2,692)	(152)	(646)	(646)
Net nonaccrual loans	$6,083	$5,749	$6,430	$6,368

There was no interest on nonaccrual loans reversed through interest income during three-month period ending March 31, 2023. There was $2,000 interest on nonaccrual loans reversed through interest income during the three-month period ending March 31, 2022.

There was no interest earned on nonaccrual loans with a principal balance during the three-month periods ending March 31, 2023 and March 31, 2022. However, the Company recognized interest income of $179,000 and $57,000 in the three-month periods ending March 31, 2023 and 2022, respectively, related to interest collected on nonaccrual loans whose principal had been paid down to zero.

Loan Modifications: The Company modifies loans to borrowers experiencing financial difficulty as a normal part of our business. These modifications include providing term extensions/modifications, payment modifications, interest rate modifications, or, on rare occasions, principal forgiveness. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL. The Company may provide multiple types of concessions on one loan.

There were no loans that were both experiencing financial difficulty and modified during the first quarter of 2023.

As noted in Note 1, the Company adopted ASU 2022-02 effective January 1, 2023. ASU 2022-02 eliminates the accounting guidance for loans classified as TDRs. TDRs totaled $5.1 million at December 31, 2022.
The provisions of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act included an election to not apply the guidance on accounting for TDRs to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company has elected to adopt these provisions of the CARES Act. As of March 31, 2023 and December 31, 2022, the Company has made the following types of loan modifications related to COVID-19, which are not classified as TDRs principal balance outstanding of:

Loan Modifications due to COVID-19 as of March 31, 2023 and December 31, 2022
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$999	$—	$999
Number of modifications	1	—	1

4. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of an ACL, and have a maturity of less than one year. There were no purchased receivables past due at March 31, 2023 or December 31, 2022, and there were no restructured purchased receivables at March 31, 2023 or December 31, 2022.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  There were no nonperforming purchased receivables as of March 31, 2023 or December 31, 2022.
There was no activity and no balance in the ACL for purchased receivables as of March 31, 2023 or December 31, 2022.
The following table summarizes the components of net purchased receivables for the dates indicated:

(In Thousands)	March 31, 2023	December 31, 2022
Purchased receivables	$21,190	$19,994
Allowance for credit losses - purchased receivables	—	—
Total	$21,190	$19,994

5. Servicing Rights
Mortgage servicing rights
The following table details the activity in the Company's mortgage servicing rights ("MSR") for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In Thousands)	2023	2022

Balance, beginning of period	$18,635	$13,724
Additions for new MSR capitalized	463	987
Changes in fair value:
Due to changes in model inputs of assumptions (1)	(212)	1,192
Other (2)	(583)	(481)
Balance, end of period	$18,303	$15,422

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

The following table details information related to our serviced mortgage loan portfolio as of March 31, 2023 and December 31, 2022:

(In Thousands)	March 31, 2023	December 31, 2022

Balance of mortgage loans serviced for others	$911,065	$898,840
MSR as a percentage of serviced loans	2.01%	2.07%

    The Company recognized servicing fees of $905,000 and $783,000 during the three-month periods ending March 31, 2023 and 2022, respectively, which includes contractually specified servicing fees and ancillary fees as a component of other noninterest income in the Company's Consolidated Statements of Income.

    The following table outlines the weighted average key assumptions used in measuring the fair value of MSR as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Constant prepayment rate	5.67%	6.64%
Discount rate	10.97%	11.25%

    Key economic assumptions and the sensitivity of the current fair value for MSR to immediate adverse changes in those assumptions at March 31, 2023 and December 31, 2022 were as follows:

(In Thousands)		March 31, 2023	December 31, 2022
Aggregate portfolio principal balance		$911,065	$898,840
Weighted average rate of note		3.54%	3.47%

March 31, 2023	Base	1.0% Adverse Rate Change	2.0% Adverse Rate Change
Constant prepayment rate	5.67%	5.71%	7.15%
Discount rate	10.97%	9.97%	8.97%
Fair value MSR	$18,303	$17,778	$16,869
Percentage of MSR	2.01%	1.95%	1.85%

December 31, 2022
Constant prepayment rate	6.64%	13.28%	19.92%
Discount rate	11.25%	10.25%	9.25%
Fair value MSR	$18,635	$14,763	$11,796
Percentage of MSR	2.07%	1.64%	1.31%

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

Commercial servicing rights
    The commercial servicing rights asset ("CSR") has a carrying value of $2.2 million at March 31, 2023 and $2.1 million at December 31, 2022, and is included in other assets and carried at fair value on the Company's Consolidated Balance Sheets. Total commercial loans serviced for others were $290.8 million and $285.3 million at March 31, 2023 and December 31, 2022, respectively. Key assumptions used in measuring the fair value of the CSR as of March 31, 2023 and December 31, 2022 include a constant prepayment rate of 10.19% and a discount rate of 12.00%.

6. Leases

    The Company's lease commitments consist primarily of agreements to lease land and office facilities that it occupies to operate several of its retail branch locations that are classified as operating leases and are recognized on the balance sheet as right-of-use ("ROU") assets and lease liabilities. As of March 31, 2023, the Company has operating lease ROU assets of $9.5 million and operating lease liabilities of $9.5 million. As of December 31, 2022, the Company had operating lease ROU assets of $9.9 million and operating lease liabilities of $9.9 million. The Company did not have any agreements that are classified as finance leases as of March 31, 2023 or December 31, 2022.

    The following table presents additional information about the Company's operating leases:

	Three Months Ended March 31,
(In Thousands)	2023	2022
Lease Cost
Operating lease cost(1)	$699	$681
Short term lease cost(1)	33	12
Total lease cost	$732	$693

Other information
Operating leases - operating cash flows	$651	$644
Weighted average lease term - operating leases, in years	10.55	10.66
Weighted average discount rate - operating leases	3.39%	3.23%
(1) Expenses are classified within occupancy expense on the Consolidated Statements of Income.

    The table below reconciles the remaining undiscounted cash flows for the next five years for each twelve-month period presented (unless otherwise indicated) and the total of the subsequent remaining years to the operating lease liabilities recorded on the balance sheet:

(In Thousands)	Operating Leases
2023 (Nine months)	$1,921
2024	2,274
2025	1,995
2026	861
2027	500
Thereafter	4,137
Total minimum lease payments	$11,688
Less: amount of lease payment representing interest	(2,222)
Present value of future minimum lease payments	$9,466

7.  Derivatives
Derivatives swaps related to community banking activities
    The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution ("counterparty"). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a "well-capitalized" institution under regulatory guidelines, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $561,000 as of March 31, 2023 and $553,000 as of December 31, 2022 in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements.
    The Company had interest rate swaps related to commercial loans with an aggregate notional amount of $223.8 million and $226.2 million at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023, the notional amount of interest rate swaps is made up of 21 variable to fixed rate swaps to commercial loan customers totaling $111.9 million, and 21 fixed to variable rate swaps with a counterparty totaling $111.9 million. Changes in fair value from these 21 interest rate swaps offset each other in the first three months of 2023. The Company recognized zero and $3,000 in fee income related to interest rate swaps in the three-month periods ending March 31, 2023 and 2022, respectively. Interest rate swap income is recorded in other operating income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
    The Company has an interest rate swap to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Northrim Statutory Trust 2 at 3.72% through its maturity date. The floating rate that the dealer pays is equal to the three month LIBOR plus 1.37% which reprices quarterly on the payment date. This rate was 6.24% as of March 31, 2023. The Company pledged $130,000 in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of March 31, 2023 and $130,000 as of December 31, 2022. Changes in the fair value of this interest rate swap are reported in other comprehensive income on the Consolidated Statements of Income. The unrealized gain on this interest rate swap was $1.2 million as of March 31, 2023 and the unrealized loss was $1.5 million as of December 31, 2022.
Derivatives related to home mortgage banking activities
    The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as "interest rate lock commitments". The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. RML had commitments to originate mortgage loans held for sale totaling $41.1 million and $29.1 million at March 31, 2023 and December 31, 2022, respectively. Changes in the value of RML's interest rate derivatives are recorded in mortgage banking income on the Consolidated Statements of Income. None of these derivatives are designated as hedging instruments.

    The following table presents the fair value of derivatives not designated as hedging instruments at March 31, 2023 and December 31, 2022:

(In Thousands)	Asset Derivatives
		March 31, 2023	December 31, 2022
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$10,683	$12,725
Interest rate lock commitments	Other assets	685	440
Total		$11,368	$13,165

(In Thousands)	Liability Derivatives
		March 31, 2023	December 31, 2022
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$10,683	$12,725
Retail interest rate contracts	Other liabilities	107	3
Total		$10,790	$12,728
    The following table presents the net gains (losses) of derivatives not designated as hedging instruments for periods indicated below:

		Three Months Ended March 31,
(In Thousands)	Income Statement Location	2023	2022
Retail interest rate contracts	Mortgage banking income	($123)	$2,560
Interest rate lock commitments	Mortgage banking income	228	(480)
Total		$105	$2,080
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

    The following table summarizes the derivatives that have a right of offset as of March 31, 2023 and December 31, 2022:

March 31, 2023				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$10,683	$—	$10,683	$—	$—	$10,683

Liability Derivatives
Interest rate swaps	$10,683	$—	$10,683	$—	$10,683	$—
Retail interest rate contracts	107	—	107	—	—	107

December 31, 2022				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$12,725	$—	$12,725	$—	$—	$12,725

Liability Derivatives
Interest rate swaps	$12,725	$—	$12,725	$—	$12,725	$—
Retail interest rate contracts	3	—	3	—	—	3

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

Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2023, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Company has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.

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

    Estimated fair values as of the periods indicated are as follows:

	March 31, 2023		December 31, 2022
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$139,211	$139,211	$259,350	$259,350
Investment securities available for sale	352,318	352,318	356,837	356,837
Marketable equity securities	10,515	10,515	10,740	10,740

Level 2 inputs:
Investment securities available for sale	325,416	325,416	320,192	320,192
Investment in Federal Home Loan Bank stock	3,752	3,752	3,816	3,816
Loans held for sale	23,985	23,985	27,538	27,538
Interest rate swaps	12,165	12,165	14,179	14,179

Level 3 inputs:
Investment securities held to maturity	36,750	32,531	36,750	32,639
Loans	1,535,187	1,428,744	1,501,785	1,408,350
Purchased receivables, net	21,190	21,190	19,994	19,994
Interest rate lock commitments	685	685	440	440
Mortgage servicing rights	18,303	18,303	18,635	18,635
Commercial servicing rights	2,170	2,170	2,129	2,129

Financial liabilities:
Level 2 inputs:
Deposits	$2,296,273	$2,292,496	$2,387,211	$2,383,975
Borrowings	13,991	12,116	14,095	12,382
Interest rate swaps	10,683	10,683	12,725	12,725
Retail interest rate contracts	107	107	3	3

Level 3 inputs:
Junior subordinated debentures	10,310	11,512	10,310	11,266

    The following table sets forth the balances as of the periods indicated of assets and liabilities measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$602,374	$336,903	$265,471	$—
Municipal securities	802	—	802	—
Corporate bonds	15,415	15,415	—	—
Collateralized loan obligations	59,143	—	59,143	—
Total available for sale securities	$677,734	$352,318	$325,416	$—
Marketable equity securities	$10,515	$10,515	$—	$—
Total marketable equity securities	$10,515	$10,515	$—	$—
Interest rate swaps	$11,838	$—	$11,838	$—
Interest rate lock commitments	685	—	—	685
Mortgage servicing rights	18,303	—	—	18,303
Commercial servicing rights	2,170	—	—	2,170
Total other assets	$32,996	$—	$11,838	$21,158
Liabilities:
Interest rate swaps	$10,683	$—	$10,683	$—
Retail interest rate contracts	107	—	107	—
Total other liabilities	$10,790	$—	$10,790	$—
December 31, 2022
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$595,161	$333,193	$261,968	$—
Municipal securities	795	—	795	—
Corporate bonds	23,644	23,644	—	—
Collateralized loan obligations	57,429	—	57,429	—
Total available for sale securities	$677,029	$356,837	$320,192	$—
Marketable equity securities	$10,740	$10,740	$—	$—
Total marketable securities	$10,740	$10,740	$—	$—
Interest rate swaps	$14,178	$—	$14,178	$—
Interest rate lock commitments	440	—	—	440
Mortgage servicing rights	18,635	—	—	18,635
Commercial servicing rights	2,129	—	—	2,129
Total other assets	$35,382	$—	$14,178	$21,204
Liabilities:
Interest rate swaps	$12,725	$—	$12,725	$—
Retail interest rate contracts	3	—	3	—
Total other liabilities	$12,728	$—	$12,728	$—

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three-month periods ended March 31, 2023 and 2022:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended March 31, 2023
Interest rate lock commitments	$440	($174)	$1,497	($1,078)	$685	$685
Mortgage servicing rights	18,635	(795)	463	—	18,303	—
Commercial servicing rights	2,129	(49)	90	—	2,170	—
Total	$21,204	($1,018)	$2,050	($1,078)	$21,158	$685
Three Months Ended March 31, 2022
Interest rate lock commitments	$1,387	($509)	$4,350	($4,263)	$965	$965
Mortgage servicing rights	13,724	711	987	—	15,422	—
Commercial servicing rights	1,084	(26)	33	—	1,091	—
Total	$16,195	$176	$5,370	($4,263)	$17,478	$965

    There were no changes in unrealized gains and losses for the three-month periods ending March 31, 2023 and 2022 included in other comprehensive income for recurring Level 3 fair value measurements.

    As of and for the periods ending March 31, 2023 and December 31, 2022, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis.  For loans individually measured for credit losses, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Loans individually measured for credit losses	$2,822	$—	$—	$2,822
Total	$2,822	$—	$—	$2,822
December 31, 2022
Loans individually measured for credit losses	$—	$—	$—	$—
Total	$—	$—	$—	$—
    The following table presents the (gains) losses resulting from nonrecurring fair value adjustments for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In Thousands)	2023	2022
Loans individually measured for credit losses	$27	$89
Total loss from nonrecurring measurements	$27	$89

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
    The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at March 31, 2023 and December 31, 2022:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average Rate Range
March 31, 2023
Interest rate lock commitment	External pricing model	Pull through rate	91.28%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	4.58% - 11.68%
		Discount rate	9.51% - 11.00%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	4.19% - 22.87%
		Discount rate	12.00%
December 31, 2022
Interest rate lock commitment	External pricing model	Pull through rate	93.18%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	6.62% - 7.43%
		Discount rate	11.25%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	4.19% - 22.87%
		Discount rate	12.00%

9.  Segment Information
    The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of March 31, 2023, the Community Banking segment operated 19 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
    Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended March 31, 2023
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$29,493	$302	$29,795
Interest expense	4,741	22	4,763
Net interest income	24,752	280	25,032
Benefit for credit losses	360	—	360
Other operating income	2,900	2,008	4,908
Other operating expense	17,417	6,092	23,509
Income before provision for income taxes	9,875	(3,804)	6,071
Provision for income taxes	2,315	(1,074)	1,241
Net income	$7,560	($2,730)	$4,830

	Three Months Ended March 31, 2022
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$19,650	$408	$20,058
Interest expense	741	13	754
Net interest income	18,909	395	19,304
Benefit for credit losses	(150)	—	(150)
Other operating income	3,841	6,982	10,823
Other operating expense	14,831	6,270	21,101
Income before provision for income taxes	8,069	1,107	9,176
Provision for income taxes	1,641	309	1,950
Net income	$6,428	$798	$7,226

March 31, 2023
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$2,422,575	$157,462	$2,580,037
Loans held for sale	$—	$23,985	$23,985

December 31, 2022
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$2,550,578	$123,740	$2,674,318
Loans held for sale	$—	$27,538	$27,538

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion should be read in conjunction with the unaudited consolidated financial statements of Northrim BanCorp, Inc. (the “Company”) and the notes thereto presented elsewhere in this report and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Except as otherwise noted, references to "we", "our", "us" or "the Company" refer to Northrim BanCorp, Inc. and its subsidiaries that are consolidated for financial reporting purposes.
Note Regarding Forward Looking-Statements
This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements, other than statements of historical fact, regarding our financial position, business strategy, management’s plans and objectives for future operations are forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the effect of the novel coronavirus (“COVID-19”) pandemic and other infection illness outbreaks that may arise in the future and the resulting governmental or societal responses; impact of the results of government initiatives on the regulatory landscape, natural resource extraction industries, and capital markets; the impact of declines in the commercial and residential real estate markets, high unemployment rates, inflationary pressures and slowdowns in economic growth; potential further increases in interest rates, inflation, supply-chain constraints, and potential geopolitical instability, including the war in Ukraine; financial stress on borrowers (consumers and businesses) as a result of higher rates or an uncertain economic environment; the general condition of, and changes in, the Alaska economy; our ability to maintain or expand our market share or net interest margin; the sufficiency of our provision for credit losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to current expected credit losses accounting guidance; the value of securities held in our investment portfolio; our ability to maintain asset quality; our ability to implement our marketing and growth strategies; our ability to identify and address cyber-security risks, including security breaches, “denial of service attacks,” “hacking,” and identity theft; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. In addition, there are risks inherent in the banking industry relating to collectability of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report and Part I. Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as well as in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that forward looking statements are made only as of the date of this report and that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

Update on Economic Conditions

    The Alaska Department of Labor ("DOL") has released preliminary data through February of 2023. The DOL reported Alaska’s seasonally adjusted unemployment rate for February of 2023 was 3.8% compared to 3.6% for the U.S. The DOL reports total payroll jobs in Alaska increased 2.5% or 7,700 jobs compared to February of 2022. All major sectors showed year over year growth in jobs with the exception of Manufacturing, which declined 100 jobs, or 0.9% over the last 12 months.
According to the DOL, Transportations, Warehousing and Utilities had the largest growth of 11.5% year over year in February, adding 2,300 jobs. The Leisure and Hospitality sector had strong growth of 7.2% over the same 12 month period, adding 2,100 jobs. The Oil and Gas sector has benefited from higher energy prices and new exploration activity, resulting in an increase of 300 jobs or 4.3% since February of 2022. Other Services grew 3.8%; Professional and Business Services added 2.7%; Construction grew 2.2%; and Information increased 2.1% compared to February of 2022. The Retail sector has fully recovered from pre-COVID levels and now has 900 more jobs than February of 2020.

Alaska’s Gross State Product (“GSP”) was estimated to be $64.1 billion in current dollars at the end of 2022, according to the Federal Bureau of Economic Analysis ("BEA"). Alaska’s inflation adjusted “real” GSP declined 2.4% in 2022. However, the decrease in “real” GSP was predominantly in the first half of the year and Alaska’s GSP grew at annualized rates of 8.7% in the third quarter and 4.1% in the fourth quarter of 2022. Alaska’s real GSP improvement in the second half of 2022 was primarily due to gains in the Oil and Gas sector, Transportation and Warehousing, Retail Trade and State & Local Government.

The BEA also calculated Alaska’s seasonally adjusted personal income at $50.6 billion at the end of 2022, an improvement of 4.8% for the year. The national average was an increase of 2.4% for the same period. Management notes that Alaskans' personal income from wages, dividends, interest and rents was relatively similar to the US growth rates; however, Alaska was the only state in the country to have higher levels of government transfer payments in 2022 compared to 2021. The prior year was driven by large COVID relief payments, while the 2022 increase for Alaska was primarily due to the significantly larger Alaska Permanent Fund dividend payments of $3,284 per person compared to $1,114 in 2021. For about 650,000 qualified Alaskans that equates to an increase of $1.41 billion in government payments from the prior year. The Permanent Fund has grown to a value of $75.5 billion. The Permanent Fund is scheduled to transfer $3.4 billion to the State's General Fund in fiscal year 2023. It will be divided between dividends to Alaskan citizens and funds for state government services.

The price of Alaska North Slope (“ANS”) crude oil averaged $91.41 per barrel in Alaska’s fiscal year, which ended June 30, 2022. The Alaska Department of Revenue (“DOR”) forecasts ANS oil to average $85.25 per barrel in Alaska fiscal year 2023 and $73 in 2024. The DOR calculated ANS crude oil production was 486 thousand barrels per day in Alaska’s fiscal year ending June 30, 2022. The DOR has forecast production to increase to 501 thousand barrels per day in Alaska’s fiscal year 2023 and 512 thousand barrels per day in 2024. This is primarily a result of new production coming on line in the NPR-A region west of Prudhoe Bay.

According to the Mortgage Bankers Association, Alaska’s home mortgage delinquency rate in the fourth quarter of 2022 was 2.9% compared to 4.1% in the fourth quarter of 2021. Alaska’s delinquency rate of 2.9% compares to the national average rate of 3.9% for the fourth quarter of 2022. The Mortgage Bankers Association survey reported that the mortgage foreclosure inventory in Alaska in the fourth quarter of 2022 was 0.54% and the national average was 0.57%.

According to the Alaska Multiple Listing Services, the average sales price of a single family home in Anchorage rose 7.6% in 2022 to $456,509. This was the fifth consecutive year of price increases, following growth of 6.9% in 2021 and 5.8% in 2020. Average sales prices in the Matanuska Susitna Borough rose 9.9% in 2022 to $382,504, continuing a trend of average price increases for more than a decade. Average home prices in the Matanuska Susitna Borough increased 15.6% in 2021 and 9.9% in 2020. These two markets represent the locations of the vast majority of the residential lending activities of Northrim Bank (the “Bank”)..

The number of housing units sold in Anchorage did slow in 2022 by 21.2% compared to 2021, as reported by the Alaska Multiple Listing Services. This was following sales growth of 11.2% in 2021 compared to 2020. Management believes that a lack of inventory due to a reduction in the supply of new homes being constructed and a lower churn of existing homes being listed on the market are the primary reasons for the decline in sales. The Matanuska Susitna Borough also experienced a lower volume of home sales, down 11.9% in 2022 compared to the prior year. The number of units sold in the Matanuska Susitna Borough had been increasing for the prior four years and grew by 11.7% in 2021 as compared to 2020.

The Board of Governors of the Federal Reserve System increased its benchmark interest rate target from 4.25%-4.50% as of December 31, 2022 to 4.75%-5.00% as of March 31, 2023. Similarly, the prime rate of interest has increased from 7.50% as of December 31, 2022 to 8.00% as of March 31, 2023.

Highlights and Summary of Performance - First Quarter of 2023

The Company reported net income and diluted earnings per share of $4.8 million and $0.84, respectively, for the first quarter of 2023 compared to net income and diluted earnings per share of $7.2 million and $1.20, respectively, for the first quarter of 2022. The decrease in net income for the three-month period ending March 31, 2023 compared to the same period last year is primarily attributable to a decrease in net income in the Home Mortgage Lending segment as a result of decreased production and yields on sold loans, as well as an increase in salaries and personnel expense in the Community Banking segment. The first quarter of 2022 also included $2.0 million in keyman insurance proceeds. This non-recurring item represents 64% of the $3.1 million decrease in pretax income in the first quarter of 2023 compared to the first quarter of 2022. These decreases were only partially offset by an increase in net interest income. Increases in interest rates drove the decrease in production in the Home Mortgage Lending segment and the increase in net interest income in the first quarter of 2023 as compared to the same period a year ago.
•Net interest income in the first quarter of 2023 increased 30% to $25.0 million compared to $19.3 million in the first quarter of 2022.
•Net interest margin was 4.22% for the first quarter of 2023, a 104 basis point increase from the first quarter of 2022. The increase in this period compared to the same period in 2022 was primarily due to higher yields on all interest-earning asset categories, which were only partially offset by higher costs on interest-bearing deposits.
•The weighted average interest rate for new loans booked in the first quarter of 2023 was 6.35% compared to 4.48% in the first quarter a year ago.
•Loans were $1.54 billion at March 31, 2023, up 2% from December 31, 2022 primarily as a result of consumer mortgage loan growth. At March 31, 2023, 71% of loans are variable and 16% of earning assets are subject to rate increases in the second quarter of 2023 when prime or other indices increase.
•Total deposits were $2.30 billion at March 31, 2023, down 4% from December 31, 2022. Demand deposits decreased 4% at March 31, 2023 from December 31, 2022 and currently represent 34% of total deposits.
•The average cost of interest-bearing deposits was 1.20% at March 31, 2023, up from 0.15% at March 31, 2022.
•Total liquid assets and investments and loans maturing within one year were $502.0 million and our funds available for borrowing under our existing lines of credit were $1.201 billion at March 31, 2023.

Other financial measures are shown in the table below:

	Three Months Ended March 31,
	2023	2022
Return on average assets, annualized	0.76%	1.12%
Return on average shareholders' equity, annualized	8.73%	12.36%
Dividend payout ratio	71.30%	34.20%

Nonperforming assets: Nonperforming assets, net of government guarantees were $6.4 million at March 31, 2023 and December 31, 2022. Other Real Estate Owned ("OREO"), net of government guarantees, increased to $273,000 at March 31, 2023, from zero at December 31, 2022. Nonperforming loans, net of government guarantees decreased $347,000, or 5% to $6.1 million as of March 31, 2023 from $6.4 million as of December 31, 2022, primarily due to payoffs and pay downs in the first three months of 2023 that were only partially offset by the transfer of one lending relationship to nonaccrual status. $4.5 million, or 74% of nonperforming loans, net of government guarantees at March 31, 2023, are nonaccrual loans related to four commercial relationships.

The following table summarizes nonperforming asset activity for the three-month periods ending March 31, 2023 and 2022.

				Writedowns		Transfers to
(In Thousands)	Balance at December 31, 2022	Additions this quarter	Payments this quarter	/Charge-offs this quarter	Transfers to OREO	Performing Status this quarter	Sales this quarter	Balance at March 31, 2023
Nonperforming loans	$7,076	$2,836	($850)	($14)	($273)	$—	$—	$8,775
Nonperforming loans guaranteed by government	(646)	(2,540)	494	—	—	—	—	(2,692)
Nonperforming loans, net	6,430	296	(356)	(14)	(273)	—	—	6,083
Other real estate owned	—	273	—	—	—	—	—	273
Total nonperforming assets,
net of government guarantees	$6,430	$569	($356)	($14)	($273)	$—	$—	$6,356

				Writedowns		Transfers to
(In Thousands)	Balance at December 31, 2021	Additions this quarter	Payments this quarter	/Charge-offs this quarter	Transfers to OREO	Performing Status this quarter	Sales this quarter	Balance at March 31, 2022
Nonperforming loans	$11,650	$166	($835)	($295)	$—	($1,077)	$—	$9,609
Nonperforming loans guaranteed by government	(978)	—	71	—	—	—	—	(907)
Nonperforming loans, net	10,672	166	(764)	(295)	—	(1,077)	—	8,702
Other real estate owned	5,638	—	—	—	—	—	—	5,638
by government	(1,279)	—	—	—	—	—	—	(1,279)
Total nonperforming assets,
net of government guarantees	$15,031	$166	($764)	($295)	$—	($1,077)	$—	$13,061
Potential problem loans: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. These loans are closely monitored and their performance is reviewed by management on a regular basis. At March 31, 2023, management had identified potential problem loans of $1.4 million as compared to potential problem loans of $1.6 million at December 31, 2022. The decrease in potential problem loans from December 31, 2022 to March 31, 2023 is primarily the result of various loan paydowns in the first three months of 2023.

RESULTS OF OPERATIONS
Income Statement
    Net Income
    Net income for the first quarter of 2023 decreased $2.4 million to $4.8 million as compared to $7.2 million for the same period in 2022. The decrease in net income in the first quarter of 2023 as compared to the same quarter a year ago is mostly attributable to a $3.5 million decrease in net income in the Home Mortgage Lending segment, which is primarily due to lower production, which was only partially offset by a $1.1 million increase in net income in the Community Banking segment. The increase in net income in the Community Banking segment in the three months ended March 31, 2023, as compared to the same period a year ago is primarily due to an increase in net interest income which was only partially offset by an increase in other operating expenses and a higher provision for credit losses. Additionally, the Company received $2.0 million in life insurance proceeds in the three-month period ended March 31, 2022 in connection with the death of the Company’s former Executive Vice President, General Counsel and Corporate Secretary who passed away on November 11, 2021.
    Net Interest Income/Net Interest Margin
    Net interest income for the first quarter of 2023 increased $5.7 million, or 30%, to $25.0 million as compared to $19.3 million for the first quarter of 2022. The net interest margin increased 104 basis points to 4.22% in the first quarter of 2023 as compared to 3.18% in the first quarter of 2022.
The increase in net interest income in the first quarter of 2023 compared to the same period in 2022 was primarily the result of increased interest on loans, investments, and interest bearing deposits in other banks which was only partially offset by an increase in interest expense on interest-bearing deposits.
The increase in net interest margin in the first quarter of 2023 as compared to the same period of 2022 was primarily the result of higher yields on earning-assets. Changes in net interest margin in the three-month period ended March 31, 2023 as compared to the same period in the prior year are detailed below:

Three Months Ended March 31, 2023 vs. March 31, 2022
Nonaccrual interest adjustments	0.02%
Impact of SBA Paycheck Protection Program loans	(0.28)%
Interest rates on loans and liabilities and loan fees, all other loans	1.28%
Volume and mix of other interest-earning assets and liabilities	0.02%
Change in net interest margin	1.04%

Components of Net Interest Margin
The following table compares average balances and rates as well as margins on earning assets for the three-month periods ended March 31, 2023 and 2022. Average yields or costs are calculated on a tax-equivalent basis.

(Dollars in Thousands)	Three Months Ended March 31,
					Interest income/				Average Tax Equivalent
	Average Balances		Change		expense		Change		Yields/Costs[6]
	2023	2022	$	%	2023	2022	$	%	2023	2022	Change
Interest-bearing deposits in other banks[1]	$130,929	$538,537	($407,608)	(76)%	$1,489	$242	$1,247	515%	4.55%	0.18%	4.37%
Taxable long-term investments[2]	726,813	490,196	236,617	48%	4,608	1,544	3,064	198%	2.40%	1.23%	1.17%
Non-taxable long-term investments[2]	797	833	(36)	(4)%	4	4	—	—%	2.82%	2.70%	0.12%
Loans held for sale	20,901	52,630	(31,729)	(60)%	290	405	(115)	(28)%	5.54%	3.08%	2.46%
Loans[3,4]	1,524,130	1,379,850	144,280	10%	23,404	17,863	5,541	31%	6.28%	5.27%	1.01%
Interest-earning assets[5]	2,403,570	2,462,046	(58,476)	(2)%	29,795	20,058	9,737	49%	5.10%	3.33%	1.77%
Nonearning assets	185,755	156,482	29,273	19%
Total	$2,589,325	$2,618,528	($29,203)	(1)%

Interest-bearing demand	$718,463	$675,573	$42,890	6%	$2,027	$116	$1,911	1,647%	1.14%	0.07%	1.07%
Savings deposits	301,333	352,556	(51,223)	(15)%	340	128	212	166%	0.46%	0.15%	0.31%
Money market deposits	293,643	320,767	(27,124)	(8)%	783	102	681	668%	1.08%	0.13%	0.95%
Time deposits	229,998	177,204	52,794	30%	1,434	230	1,204	523%	2.53%	0.53%	2.00%
Total interest-bearing deposits	1,543,437	1,526,100	17,337	1%	4,583	575	4,008	697%	1.20%	0.15%	1.05%
Borrowings	24,366	24,777	(411)	(2)%	180	179	1	1%	2.92%	2.91%	0.01%
Total interest-bearing liabilities	1,567,803	1,550,877	16,926	1%	4,763	754	4,009	532%	1.23%	0.20%	1.03%
Non-interest bearing demand deposits	756,088	794,702	(38,614)	(5)%
Other liabilities	41,067	35,835	5,232	15%
Equity	224,367	237,114	(12,747)	(5)%
Total	$2,589,325	$2,618,528	($29,203)	(1)%
Net interest income					$25,032	$19,304	$5,728	30%
Net interest margin									4.22%	3.18%	1.04%
Average loans to average interest-earning assets	63.41%	56.04%
Average loans to average total deposits	66.28%	59.46%
Average non-interest deposits to average total deposits	32.88%	34.24%
Average interest-earning assets to average interest-bearing liabilities	153.31%	158.75%

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
3Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $1.3 million and $3.0 in the first quarter of 2023 and 2022, respectively.
4Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $7.1 million and $11.0 million in the first quarter of 2023 and 2022, respectively.
5The Company does not have any fed funds sold or securities purchased with agreements to resell to disclose as part of its total interest-earning assets in the periods presented.
6Tax-equivalent yields/costs assume a federal tax rate of 21% and state tax rate of 7.43% for a combined tax rate of 28.43%.

    The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending March 31, 2023 and 2022. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates. The Company did not have any fed funds sold or securities purchased with agreements to resell for the three-month periods ending March 31, 2023 and 2022.

(In Thousands)	Three Months Ended March 31, 2023 vs. 2022
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Short-term investments	($40)	$1,287	$1,247
Taxable long-term investments	1,038	2,026	3,064
Loans held for sale	(324)	209	(115)
Loans	666	4,875	5,541
Total interest income	$1,340	$8,397	$9,737

Interest Expense:
Interest-bearing demand	$7	$1,904	$1,911
Savings deposits	(22)	234	212
Money market deposits	(10)	691	681
Time deposits	46	1,158	1,204
Interest-bearing deposits	21	3,987	4,008
Borrowings	1	—	1
Total interest expense	$22	$3,987	$4,009

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

	Three Months Ended March 31,
(In Thousands)	2023	2022
Credit loss expense on loans held for investment	$259	($167)
Credit loss expense on unfunded commitments	101	17
Credit loss expense on available for sale debt securities	—	—
Credit loss expense on held to maturity securities	—	—
Credit loss expense on purchased receivables	—	—
Total credit loss (benefit) expense	$360	($150)
The increase in the ACL for the three-month periods ending March 31, 2023 as compared to the same periods in 2022 is primarily the result of increased loan and unfunded commitment balances, as well as a decrease in management's assumptions for prepayment and curtailment speeds. These changes are only partially offset by improvement in management's forecasted economic factors. The ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, as well as loan portfolio composition, quality, and duration.
    Other Operating Income
    Other operating income for the three-month period ended March 31, 2023, decreased $5.9 million, or 55%, to $4.9 million as compared to $10.8 million for the same period in 2022, primarily due to a $5.0 million decrease in mortgage banking income in the first quarter of 2023 compared to the same quarter a year ago. The decrease in mortgage banking income in the three-month period ended March 31, 2023 as compared to the same period in 2022 was primarily due to decreased production volume due to increases in mortgage interest rates. Additionally, the Company received $2.0 million in keyman insurance proceeds in 2022 which was not repeated in 2023.
Other Operating Expense
    Other operating expense for the first quarter of 2023 increased $2.4 million, or 11%, to $23.5 million as compared to $21.1 million for the same period in 2022 primarily due to an increase in salaries and other personnel expense as well as smaller increases in most other expense categories as the Company has grown and increased its number of branches and mortgage origination offices. The Company opened its 18th branch in Nome in the fourth quarter of 2022 and its 19th branch in Kodiak in the first quarter of 2023 which contributed to increased salaries and personnel expense for the Community Banking segment. Despite lower mortgage loan production volumes, salaries and personnel expense for the Home Mortgage Lending segment increased as a result of branch expansion in new markets in late 2022 and early 2023.
Income Taxes
    For the first quarter of 2023, Northrim recorded a lower effective tax rate as compared to the same period in 2022 as a result of an increase in tax credits and tax exempt interest income as a percentage of pre-tax income in 2023. In the first quarter of 2023, Northrim recorded $1.2 million in state and federal income tax expense, for an effective tax rate of 20.44% compared to $1.9 million and 21.25% for the same period in 2022.

FINANCIAL CONDITION
    Balance Sheet Overview
Portfolio Investments
Portfolio investments, which include investment securities available for sale, investment securities held to maturity, and marketable equity securities, at March 31, 2023 increased slightly to $725.0 million from $724.5 million at December 31, 2022 as the fair market value of available for sale securities increased but was largely offset by maturities and calls of available for sale securities during the first three months of 2023.
The table below details portfolio investment balances by portfolio investment type:

	March 31, 2023		December 31, 2022
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
	Balance	% of total	Balance	% of total
U.S. Treasury and government sponsored entities	$602,374	83.0%	$595,161	82.2%
Municipal securities	802	0.1%	795	0.1%
Corporate bonds	52,165	7.2%	60,394	8.3%
Collateralized loan obligations	59,143	8.2%	57,429	7.9%
Preferred stock	10,515	1.5%	10,740	1.5%
Total portfolio investments	$724,999		$724,519

The average estimated duration of the investment portfolio at March 31, 2023, was approximately three-years. As of March 31, 2023, $29.6 million available for sale securities are scheduled to mature in the next six months, $76.9 million are scheduled to mature in six months to one year, and $151.8 million are scheduled to mature in the following year, a total of $258.3 million or 11% of earning assets at March 31, 2023.

Loans and Lending Activities
The following table presents the concentration distribution of the loan portfolio, net of deferred fees and costs, as of the dates indicated:

	March 31, 2023		December 31, 2022
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial & industrial loans	$364,109	23.7%	$358,128	23.8%
Commercial real estate:
Owner occupied properties	343,162	22.4%	349,973	23.3%
Non-owner occupied and multifamily properties	473,227	30.8%	482,270	32.2%
Residential real estate:
1-4 family residential properties secured by first liens	112,214	7.3%	73,381	4.9%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	23,027	1.5%	20,259	1.3%
1-4 family residential construction loans	40,652	2.6%	44,000	2.9%
Other construction, land development and raw land loans	91,712	6.0%	99,182	6.6%
Obligations of states and political subdivisions in the US	42,257	2.8%	32,539	2.2%
Agricultural production, including commercial fishing	37,429	2.4%	34,099	2.3%
Consumer loans	4,661	0.3%	4,335	0.3%
Other loans	2,737	0.2%	3,619	0.2%
Total loans	$1,535,187		$1,501,785
Loans increased by $33.4 million, or 2%, to $1.535 billion at March 31, 2023 from $1.502 billion at December 31, 2022, primarily as a result of increased consumer mortgage loans.

Information about loan concentrations

The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $79.0 million, or approximately 5% of loans as of March 31, 2023 have direct exposure to the oil and gas industry as compared to $83.4 million, or approximately 6% of loans as of December 31, 2022. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $54.8 million and $51.8 million at March 31, 2023 and December 31, 2022, respectively. The portion of the Company's ACL that related to the loans with direct exposure to the oil and gas industry was estimated at $764,000 as of March 31, 2023 and $786,000 as of December 31, 2022.

    The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	March 31, 2023	December 31, 2022
Commercial & industrial loans	$62,821	$66,864
Commercial real estate:
Owner occupied properties	8,901	9,108
Non-owner occupied and multifamily properties	5,870	6,013
Other loans	1,416	1,431
Total	$79,008	$83,416

The Company monitors other concentrations within the loan portfolio depending on trends in the current and future estimated economic conditions. At March 31, 2023, the Company had $126.7 million, or 8% of portfolio loans, in the Healthcare sector, $99.9 million, or 6% of portfolio loans, in the Tourism sector, $69.5 million, or 5% of portfolio loans, in the Fishing sector, $68.7 million, or 4% of portfolio loans, in the Accommodations sector, $54.2 million, or 4% of portfolio loans, in the Retail sector, $50.3 million, or 3% of portfolio loans, in the Aviation (non-tourism) sector, and $47.3 million, or 3% in the Restaurant sector.

The portion of the Company's ACL that related to the loans with exposure to these industries is estimated at the following amounts as of March 31, 2023:

(In Thousands)	Tourism	Aviation (non-tourism)	Healthcare	Retail	Fishing	Restaurant	Accommodations	Total
ACL	$679	$426	$1,125	$521	$480	$396	$527	$4,154

The following table sets forth information regarding changes in the ACL for the periods indicated:

	Three Months Ended March 31,
(In Thousands)	2023	2022
Balance at beginning of period	$13,838	$11,739
Commercial & industrial loans	—	(295)
Consumer loans	(14)	—
Other loans	—	—
Total charge-offs	(14)	(295)
Recoveries:
Commercial & industrial loans	65	13
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	7	12
Agricultural production, including commercial fishing	—	7
Consumer loans	2	1
Total recoveries	74	33
Net, charge-offs	60	(262)
Provision (benefit) for credit losses	259	(167)
Balance at end of period	$14,157	$11,310
    The following table sets forth information regarding changes in the ACL for unfunded commitments for the periods indicated:

	Three Months Ended March 31,
(In Thousands)	2023	2022
Balance at beginning of period	$1,970	$1,096
Provision for credit losses	101	17
Balance at end of period	$2,071	$1,113
While management believes that it uses the best information available to determine the ACL, unforeseen market conditions and other events could result in adjustment to the ACL, and net income could be significantly affected if circumstances differed substantially from the assumptions used in making the final determination of the ACL.

Deposits
Deposits are the Company’s primary source of funds. Total deposits decreased $90.9 million, or 4%, to $2.296 billion as of March 31, 2023 compared to $2.387 billion as of December 31, 2022. The following table summarizes the Company's composition of deposits as of the periods indicated:

	March 31, 2023		December 31, 2022
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$767,772	34%	$797,434	34%
Interest-bearing demand	717,910	31%	767,686	32%
Savings deposits	292,857	13%	320,917	13%
Money market deposits	262,478	11%	308,317	13%
Time deposits	255,256	11%	192,857	8%
Total deposits	$2,296,273		$2,387,211
The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 89% of total deposits at March 31, 2023 and 92% of total deposits at December 31, 2022.
    The only deposit category with stated maturity dates is certificates of deposit. At March 31, 2023, the Company had $255.3 million in certificates of deposit as compared to certificates of deposit of $192.9 million at December 31, 2022. At March 31, 2023, $154.2 million, or 60%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $128.4 million, or 67%, of total certificates of deposit at December 31, 2022. The aggregate amount of certificates of deposit in amounts of $250,000 and greater at March 31, 2023 and December 31, 2022, was $105.6 million and $77.5 million, respectively. The following table sets forth the amount outstanding of deposits in amounts of $250,000 and greater by time remaining until maturity and percentage of total deposits as of March 31, 2023:

	Time Certificates of Deposit
	of $250,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$4,403	4%
Over 3 through 6 months	9,016	9%
Over 6 through 12 months	40,559	38%
Over 12 months	51,580	49%
Total	$105,558	100%

At March 31, 2023, 68% of total deposits were held in business accounts and 32% of deposit balances were held in consumer accounts. Northrim had approximately 33,000 deposit customers with an average balance of $69,000 as of March 31, 2023. Northrim had 16 customers with balances over $10 million as of March 31, 2023 which accounted for $346.9 million, or 15%, of total deposits.

Uninsured deposits totaled $981.3 million or 43% of total deposits as of March 31, 2023 compared to $1.1 billion or 46% of total deposits as of December 31, 2022. As interest rates continued to increase in the first quarter of 2023, Northrim began a proactive, targeted approach to increase deposit rates. There was no unusual deposit activity during the first quarter of 2023.

Borrowings
    FHLB: The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Bank’s assets. At March 31, 2023, our maximum borrowing line from the FHLB was $1.154 billion, approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. The Company has outstanding advances of $14.0 million as of March 31, 2023 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. These advances have original terms of either 18 or 20 years with 30 year amortization periods and fixed interest rates ranging from 1.23% to 3.25%.

    Federal Reserve Bank: The Federal Reserve Bank of San Francisco (the "Federal Reserve Bank") is holding $43.6 million of loans as collateral to secure the Company's ability to take advances through the discount window on March 31, 2023. There were no discount window advances outstanding at either March 31, 2023 or December 31, 2022.

    Other Short-term Borrowings: The Company is subject to provisions under Alaska state law, which generally limit the amount of outstanding debt to 35% of total assets or $897.6 million at March 31, 2023 and $930.1 million at December 31, 2022.

    At March 31, 2023 and December 31, 2022, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
    Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advances noted above as of March 31, 2023 or December 31, 2022.

Liquidity and Capital Resources
    The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company. Given that the Bank currently meets and the Bank anticipates that it will continue to meet, all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards, the Company expects to continue to receive dividends from the Bank during the remainder of 2023. Other available sources of liquidity for the bank holding company include the issuance of debt and the issuance of common or preferred stock. As of March 31, 2023, the Company has 10.0 million authorized shares of common stock, of which 5.7 million are issued and outstanding, leaving 4.3 million shares available for issuance. Additionally, the Company has 2.5 million authorized shares of preferred stock available for issuance.
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

The Company had cash and cash equivalents of $139.2 million, or 5% of total assets at March 31, 2023 compared to $259.4 million, or 10% of total assets as of December 31, 2022. The decrease in cash and cash equivalents since the end of 2022 is primarily due to a decrease in deposits, but is still elevated as compared to historical norms both in balance and as a percentage of total assets. The Company had other comprehensive income, net of tax, of $5.6 million for the three-month period ending March 31, 2023 primarily due to unrealized holding gains on available for sale securities. Accumulated unrealized losses, net of income taxes on available for sale securities, which are recorded in total shareholders' equity, are $24.3 million as of March 31, 2023. Accumulated unrealized losses, net of income taxes on held to maturity securities, which are not recorded in shareholders' equity, are $3.0 million as of March 31, 2023. Management does not believe that liquidation of these securities, which would result in realized losses, will occur prior to maturity of these securities. As of March 31, 2023, the weighted average maturity of available for sale securities is 3.1 years compared to 3.3 years at December 31, 2022 and 4.1 years at December 31, 2021. At March 31, 2023, $106.6 million available for sale securities mature within one year, $151.8 million mature within one to two years, and $164.3 million mature within two to three years. Our total unfunded commitments to fund loans and letters of credit at March 31, 2023 were $445.7 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. At March 31, 2023, certificates of deposit totaling $154.2 million are scheduled to mature over the next 12 months and may be withdrawn from the Bank. Similar to loans, we do not expect that these maturing certificates of deposit, or other non-maturity deposits, to be withdrawn from the Bank in a manner that will strain liquidity; however, unforeseen future circumstances or events may cause higher than anticipated withdrawal of deposits or draws of unfunded commitments to fund new loans. Management believes that cash requirements to fund future non-deposit liabilities, including operating lease liabilities, other liabilities, or borrowings as of March 31, 2023, are not material to the Company's liquidity position as of March 31, 2023.
The Company has other available sources of liquidity to fund unforeseen liquidity requirements. These include borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At March 31, 2023, our liquid assets, which include investments and loans maturing within a year, were $502.0 million and our funds available for borrowing under our existing lines of credit were $1.201 billion. Additionally, the Company can obtain borrowings under the Federal Reserve Bank's newly created Bank Term Funding Program ("BTFP") as a source of liquidity in order to help assure that banks have the ability to meet the needs of all depositors. The BTFP allows eligible depository institutions to pledge high-quality securities to obtain liquidity and eliminate the need for the financial institution to sell securities quickly in times of stress. The Company did not borrow from the BTFP in the first quarter of 2023. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient for the foreseeable future.
As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 "Financial Statements" of this report, net cash provided by operating activities was $4.3 million for the first three months of 2023, primarily due to cash provided by net income and net proceeds from the sale of loans held for sale, which were only partially offset by cash used in connection with the origination of loans held for sale. Net cash used by investing activities was $28.7 million for the same period, primarily due to an increase in loans which was only partially offset by maturities and calls of available for sale securities. Net cash used by financing activities in the same period was $95.8 million, primarily due to a decrease in deposits, as well as cash dividends paid to shareholder and repurchases of common stock.
Throughout our history, the Company has periodically repurchased for cash a portion of its shares of common stock in the open market. The Company repurchased 27,887 shares of its common stock under the Company's previously announced repurchase programs in the first three months of 2023. At March 31, 2023, there are 257,113 shares remaining under the repurchase program. The Company may elect to continue to repurchase our stock from time-to-time depending upon market conditions, but we can make no assurances that we will continue this program or that we will authorize additional shares for repurchase.
Capital Requirements and Ratios
    We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of March 31, 2023, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

    The table below illustrates the capital requirements in effect for the periods noted for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain capital ratios for the Bank in 2023, exceeding the FDIC’s requirements for the “well-capitalized” classification. The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering completed in the fourth quarter of 2005 is included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $10 million more in regulatory capital than the Bank at March 31, 2023, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

March 31, 2023
Total risk-based capital	8.00%	10.00%	13.60%	11.45%
Tier 1 risk-based capital	6.00%	8.00%	12.75%	10.59%
Common equity tier 1 capital	4.50%	6.50%	12.24%	10.60%
Leverage ratio	4.00%	5.00%	9.40%	7.79%

    See Note 22 of the Consolidated Financial Statements in Part II. Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for a detailed discussion of the capital ratios. The requirements for "well-capitalized" come from the Prompt Corrective Action rules. See Part I. Item 1 - Business - Supervision and Regulation in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. These rules apply to the Bank but not to the Company. Under the rules of the Federal Reserve Bank, a bank holding company such as the Company is generally defined to be "well capitalized" if its Tier 1 risk-based capital ratio is 8.0% or more and its total risk-based capital ratio is 10.0% or more.

Critical Accounting Policies

    Our critical accounting policies are described in detail in Part II. Item 7, Management’s Discussion and Analysis, and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments as a result of the need to make "critical accounting estimates", which are estimates that involve estimation uncertainty that has had or is reasonably likely to have a material impact on the Company's financial condition or results of operations. The Company's critical accounting policies include allowance for credit losses, valuation of goodwill and other intangible assets, the valuation of mortgage servicing rights, and fair value. There have been no material changes to the valuation techniques or models, that affect our estimates during 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Our assessment of market risk as of March 31, 2023 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of March 31, 2023, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Part I. Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as updated by the Company's periodic filings with the SEC. Other than the risk factors set forth below, the risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31,2022 have not changed materially as of March 31, 2023.
Recent negative developments affecting the banking industry, and resulting media coverage, may affect our results of operations and financial condition.

The recent high-profile bank failures involving Silicon Valley Bank and Signature Bank have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks like the Company. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact our liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly.

Rising interest rates have decreased the value of our held-to-maturity securities portfolio, and we would realize losses if we were required to sell such securities to meet liquidity needs.

As a result of inflationary pressures and the resulting rapid increases in interest rates over the last year, the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including ours, resulting in unrealized losses embedded in the held-to-maturity portion of U.S. banks’ securities portfolios. While we do not currently intend to sell these securities, if we were required to sell such securities to meet liquidity needs, we may incur losses, which could impair our capital, financial condition, and results of operations and, in the event that our other funding sources are insufficient, could require us to raise additional capital. While we have taken actions to maximize our funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, while the Federal Reserve Board has created the Bank Term Funding Program available to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that such programs will be effective in addressing liquidity needs as they arise.

Any regulatory examination scrutiny or new regulatory requirements arising from the recent events in the banking industry could increase our expenses and affect our operations.

We anticipate increased regulatory scrutiny and new regulations directed towards regional banks similar in size to us, designed to address the recent negative developments in the banking industry, all of which may increase our costs of doing business and reduce our profitability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) The Company repurchased 27,887 shares of its common stock during the three-month period ending March 31, 2023.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Shares (or Unit)	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Plans or Programs	Maximum Number (1) (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
Month No. 1
January 1, 2022 - January 31, 2023	—	$—	—	285,000
Month No. 2
February 1, 2022 - February 28, 2023	—	$—	—	285,000
Month No. 3
March 1, 2022 - March 31, 2023	27,887	$47.60	27,887	257,113
Total	27,887	$47.60	27,887	257,113
    (1) On January 27, 2023, the Company publicly announced that its Board of Directors had authorized the repurchase of up to an additional 285,000 shares of common stock. In the first quarter of 2023, the Company repurchased 27,887 shares, bringing the total shares remaining available and authorized for repurchase to 257,113.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page for the Company's Quarterly Report on 10-Q for the quarter ended March 31, 2023 - formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NORTHRIM BANCORP, INC.

May 5, 2023	By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President, Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

May 5, 2023	By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)