Form 10-Q
period 2023-06-30
NORTHRIM BANCORP INC
filed 2023-08-04
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:
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
☐ Yes  ☒ No

The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at August 4, 2023 was 5,588,841.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the consolidated financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2023	December 31, 2022
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$34,809	$27,747
Interest bearing deposits in other banks	1,943	231,603
Investment securities available for sale, at fair value	671,139	677,029
Marketable equity securities	10,604	10,740
Investment securities held to maturity, at amortized cost	36,750	36,750
Investment in Federal Home Loan Bank stock	5,858	3,816
Loans held for sale	60,759	27,538
Loans	1,659,239	1,501,785
Allowance for credit losses, loans	(15,645)	(13,838)
Net loans	1,643,594	1,487,947
Purchased receivables, net	21,866	19,994
Mortgage servicing rights, at fair value	18,248	18,635
Other real estate owned, net	273	—
Premises and equipment, net	39,573	37,821
Operating lease right-of-use assets	10,088	9,868
Goodwill	15,017	15,017
Other intangible assets, net	960	967
Other assets	66,726	68,846
Total assets	$2,638,207	$2,674,318
LIABILITIES
Deposits:
Demand	$711,390	$797,434
Interest-bearing demand	795,128	767,686
Savings	275,602	320,917
Money market	232,698	308,317
Certificates of deposit less than $250,000	170,182	115,330
Certificates of deposit $250,000 and greater	117,311	77,527
Total deposits	2,302,311	2,387,211
Borrowings	64,887	14,095
Junior subordinated debentures	10,310	10,310
Operating lease liabilities	10,087	9,865
Other liabilities	29,276	34,208
Total liabilities	2,416,871	2,455,689
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 5,610,841 and 5,700,728 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	5,611	5,701
Additional paid-in capital	14,411	17,784
Retained earnings	227,756	224,225
Accumulated other comprehensive loss, net of tax	(26,442)	(29,081)
Total shareholders' equity	221,336	218,629
Total liabilities and shareholders' equity	$2,638,207	$2,674,318
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Data)	2023	2022	2023	2022
Interest and Dividend Income
Interest and fees on loans and loans held for sale	$26,313	$19,807	$50,007	$38,075
Interest on investment securities available for sale	3,996	1,926	7,930	3,061
Dividends on marketable equity securities	175	113	343	225
Interest on investment securities held to maturity	473	352	947	625
Dividends on Federal Home Loan Bank stock	35	28	71	56
Interest on deposits in other banks	828	766	2,317	1,008
Total Interest and Dividend Income	31,820	22,992	61,615	43,050
Interest Expense
Interest expense on deposits	6,114	599	10,697	1,174
Interest expense on borrowings	470	87	557	173
Interest expense on junior subordinated debentures	94	94	187	187
Total Interest Expense	6,678	780	11,441	1,534
Net Interest Income	25,142	22,212	50,174	41,516
Provision for credit losses	1,407	463	1,767	313
Net Interest Income After Provision for Credit Losses	23,735	21,749	48,407	41,203
Other Operating Income
Mortgage banking income	3,913	5,900	5,921	12,882
Purchased receivable income	1,018	566	1,995	968
Bankcard fees	986	927	1,894	1,731
Service charges on deposit accounts	505	402	962	776
Keyman life insurance proceeds	—	—	—	2,002
Unrealized loss on marketable equity securities	(234)	(810)	(457)	(1,232)
Other income	792	822	1,573	1,503
Total Other Operating Income	6,980	7,807	11,888	18,630
Other Operating Expense
Salaries and other personnel expense	15,183	15,401	30,667	29,507
Data processing expense	2,377	2,311	4,732	4,303
Occupancy expense	1,811	1,748	3,754	3,474
Professional and outside services	801	708	1,523	1,430
Marketing expense	933	814	1,497	1,239
Insurance expense	647	516	1,204	1,082
Intangible asset amortization expense	3	6	7	12
OREO expense, net rental income and gains on sale	(8)	19	18	7
Other operating expense	2,035	1,715	3,889	3,285
Total Other Operating Expense	23,782	23,238	47,291	44,339
Income Before Provision for Income Taxes	6,933	6,318	13,004	15,494
Provision for income taxes	1,356	1,523	2,597	3,473
Net Income	$5,577	$4,795	$10,407	$12,021
Earnings Per Share, Basic	$0.99	$0.83	$1.84	$2.05
Earnings Per Share, Diluted	$0.98	$0.83	$1.82	$2.03
Weighted Average Shares Outstanding, Basic	5,632,174	5,750,873	5,661,803	5,844,455
Weighted Average Shares Outstanding, Diluted	5,677,292	5,805,870	5,719,453	5,902,287
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Net income	$5,577	$4,795	$10,407	$12,021
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized holding gains (losses) arising during the period	($4,414)	($7,715)	$3,705	($24,017)
Derivatives and hedging activities:
Unrealized holding (losses) gains arising during the period	281	827	(18)	1,754
Income tax benefit related to unrealized (gains) and losses	1,175	1,958	(1,048)	6,329
Other comprehensive income (loss), net of tax	(2,958)	(4,930)	2,639	(15,934)
Comprehensive income (loss)	$2,619	($135)	$13,046	($3,913)

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
 See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of Tax	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2023	5,701	$5,701	$17,784	$224,225	($29,081)	$218,629
Cash dividend on common stock ($0.60 per share)	—	—	—	(3,444)	—	(3,444)
Stock-based compensation expense	—	—	140	—	—	140
Repurchase of common stock	(28)	(28)	(1,299)	—	—	(1,327)
Other comprehensive loss, net of tax	—	—	—	—	5,597	5,597
Net income	—	—	—	4,830	—	4,830
Balance as of March 31, 2023	5,673	$5,673	$16,625	$225,611	($23,484)	$224,425
Cash dividend on common stock ($0.60 per share)	—	—	—	(3,432)	—	(3,432)
Stock-based compensation expense	—	—	225	—	—	225
Exercise of stock options and vesting of restricted stock units, net	—	—	—	—	—	—
Repurchase of common stock	(62)	(62)	(2,439)	—	—	(2,501)
Other comprehensive loss, net of tax	—	—	—	—	(2,958)	(2,958)
Net income	—	—	—	5,577	—	5,577
Balance as of June 30, 2023	5,611	$5,611	$14,411	$227,756	($26,442)	$221,336
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In Thousands)	2023	2022
Operating Activities:
Net income	$10,407	$12,021
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and amortization of premises and equipment	1,576	1,585
Amortization of software	576	587
Intangible asset amortization	7	12
Amortization of investment security premium, net of discount accretion	255	347
Unrealized loss on marketable equity securities	457	1,232
Stock-based compensation	365	377
Deferred loan fees and amortization, net of costs	(676)	(3,247)
Provision for credit losses	1,767	313
Additions to home mortgage servicing rights carried at fair value	(982)	(2,115)
Change in fair value of home mortgage servicing rights carried at fair value	1,369	(462)
Change in fair value of commercial servicing rights carried at fair value	105	48
Gain on sale of loans	(3,875)	(8,569)
Proceeds from the sale of loans held for sale	135,203	353,737
Origination of loans held for sale	(164,549)	(334,598)
Proceeds from keyman life insurance	—	(2,002)
Net changes in assets and liabilities:
(Increase) in accrued interest receivable	(595)	(1,271)
Decrease in other assets	739	3,324
(Decrease) in other liabilities	(4,668)	(6,010)
Net Cash (Used) Provided by Operating Activities	(22,519)	15,309
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(6,000)	(214,703)
Purchases of marketable equity securities	(324)	(1,937)
Purchases of FHLB stock	(2,715)	(727)
Purchases of investment securities held to maturity	—	(9,750)
Proceeds from sales/calls/maturities of securities available for sale	15,340	5,000
Proceeds from redemption of FHLB stock	673	10
(Increase) in purchased receivables, net	(1,872)	(8,290)
(Increase) decrease in loans, net	(157,013)	11,116
Proceeds from keyman life insurance	—	2,002
Purchases of software	(90)	(14)
Purchases of premises and equipment	(3,328)	(1,527)
Net Cash (Used) by Investing Activities	(155,329)	(218,820)
Financing Activities:
(Decrease) in deposits	(84,900)	(86,241)
Increase (decrease) in borrowings	50,792	(206)
Repurchase of common stock	(3,828)	(14,157)
Cash dividends paid	(6,814)	(4,789)
Net Cash Used by Financing Activities	(44,750)	(105,393)
Net Change in Cash and Cash Equivalents	(222,598)	(308,904)
Cash and Cash Equivalents at Beginning of Period	259,350	645,827
Cash and Cash Equivalents at End of Period	$36,752	$336,923

Supplemental Information:
Income taxes paid	$856	$40
Interest paid	$11,081	$1,471
Transfer of loans to other real estate owned	$273	$—
Non-cash lease liability arising from obtaining right of use assets	$423	$—
Cash dividends declared but not paid	$62	$46

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements and corresponding footnotes have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end Consolidated Balance Sheet data was derived from the Company's audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company owns a 100% interest in Residential Mortgage Holding Company, LLC, the parent company of Residential Mortgage, LLC (collectively "RML") and consolidates their balance sheets and income statement into its financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company determined that it operates in two primary operating segments: Community Banking and Home Mortgage Lending. The Company has evaluated subsequent events and transactions for potential recognition or disclosure. Operating results for the interim period ended June 30, 2023 are not necessarily indicative of the results anticipated for the year ending December 31, 2023. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
Accounting pronouncements to be implemented in future periods
In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method ("ASU 2023-02"). Under current GAAP, an entity can only elect to apply the proportional amortization method to investments in low income housing tax credit ("LIHTC") structures. The amendments in ASU 2023-02 allow entities to elect to account for equity investments made primarily for the purpose of receiving income tax credits using the proportional amortization method, regardless of the tax credit program through which the investment earns income tax credits, if certain conditions are met. ASU 2023-02 provides amendments to paragraph ASC 323-740-25-1, which sets forth the conditions needed to apply the proportional amortization method. The amendments make certain limited changes to those conditions to clarify their application to a broader group of tax credit investment programs. However, the conditions in substance remain consistent with current GAAP. The amendments in this ASU 2023-02 also eliminate certain LIHTC-specific guidance to align the accounting more closely for LIHTCs with the accounting for other equity investments in tax credit structures and require that the delayed equity contribution guidance in paragraph ASC 323-740-25-3 apply only to tax equity investments accounted for using the proportional amortization method. ASU 2023-02 is effective for the Company for fiscal years beginning after December 15, 2023 and must be applied on either a modified retrospective or a retrospective basis. The Company does not have any equity investments made primarily for the purpose of receiving income tax credits except for LIHTC structures, which it accounts for using the proportional amortization method. The Company does not believe that the adoption of ASU 2023-02 will have a material impact on the Company's consolidated financial statements.

2. Investment Securities
Marketable Equity Securities
The Company held marketable equity securities with fair values of $10.6 million and $10.7 million at June 30, 2023 and December 31, 2022, respectively. The gross realized and unrealized gains (losses) recognized on marketable equity securities in other operating income in the Company's Consolidated Statements of Income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Unrealized gain (loss) on marketable equity securities	($234)	($810)	($457)	($1,232)
Gain on sale of marketable equity securities, net	—	—	—	—
Total	($234)	($810)	($457)	($1,232)

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

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2023
Securities available for sale
U.S. Treasury and government sponsored entities	$634,335	$—	($36,670)	$—	$597,665
Municipal securities	820	—	(18)	—	802
Corporate bonds	14,016	38	(574)	—	13,480
Collateralized loan obligations	60,352	—	(1,160)	—	59,192
Total securities available for sale	$709,523	$38	($38,422)	$—	$671,139

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023
Securities held to maturity
Corporate bonds	$36,750	$—	($4,150)	$32,600
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$36,750	$—	($4,150)	$32,600

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2022
Securities available for sale
U.S. Treasury and government sponsored entities	$634,582	$1	($39,422)	$—	$595,161
Municipal securities	820	—	(25)	—	795
Corporate bonds	24,281	37	(674)	—	23,644
Collateralized loan obligations	59,434	—	(2,005)	—	57,429
Total securities available for sale	$719,117	$38	($42,126)	$—	$677,029

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Securities held to maturity
Corporate bonds	$36,750	$—	($4,111)	$32,639
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$36,750	$—	($4,111)	$32,639

Gross unrealized losses on available for sale securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2023 and December 31, 2022 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2023
Securities available for sale
U.S. Treasury and government sponsored entities	$131,239	($3,162)	$466,426	($33,508)	$597,665	($36,670)
Corporate bonds	—	—	6,446	(574)	6,446	(574)
Collateralized loan obligations	3,909	(91)	49,283	(1,069)	53,192	(1,160)
Municipal securities	—	—	802	(18)	802	(18)
Total	$135,148	($3,253)	$522,957	($35,169)	$658,105	($38,422)

December 31, 2022:
Securities available for sale
U.S. Treasury and government sponsored entities	$282,319	($8,876)	$302,840	($30,546)	$585,159	($39,422)
Corporate bonds	13,216	(43)	4,394	(631)	17,610	(674)
Collateralized loan obligations	22,309	(632)	35,120	(1,373)	57,429	(2,005)
Municipal securities	795	(25)	—	—	795	(25)
Total	$318,639	($9,576)	$342,354	($32,550)	$660,993	($42,126)

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

At June 30, 2023, the Company had 83 available for sale securities in an unrealized loss position without an ACL. At June 30, 2023, the Company had five held to maturity securities in an unrealized loss position without an ACL. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2023, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, primarily changes in interest rates, and therefore no losses have been recognized in the Company's Consolidated Statements of Income.

At June 30, 2023 and December 31, 2022, carrying amounts of $161.7 million and $59.3 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and estimated fair values of debt securities at June 30, 2023, are distributed by contractual maturity as shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
US Treasury and government sponsored entities
Within 1 year	$127,447	$125,183
1-5 years	506,888	472,482
Total	$634,335	$597,665
Corporate bonds
Within 1 year	$2,000	$1,971
1-5 years	22,016	20,726
5-10 years	26,750	25,853
Total	$50,766	$48,550
Collateralized loan obligations
5-10 years	$24,859	$24,556
Over 10 years	35,493	34,636
Total	$60,352	$59,192
Municipal securities
Within 1 year	$820	$802
Total	$820	$802

There were no proceeds from sales of investment securities for the three or six-month periods ending June 30, 2023 and 2022.
A summary of interest income for the three and six-month periods ending June 30, 2023 and 2022, on available for sale investment securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
US Treasury and government sponsored entities	$2,835	$1,432	$5,630	$2,238
Other	1,156	489	2,291	814
Total taxable interest income	$3,991	$1,921	$7,921	$3,052
Municipal securities	$5	$5	$9	$9
Total tax-exempt interest income	$5	$5	$9	$9
Total	$3,996	$1,926	$7,930	$3,061

3.  Loans and Allowance for Credit Losses
Loans Held for Sale
Loans held for sale are comprised entirely of 1-4 family residential mortgage loans as of June 30, 2023 and December 31, 2022.
Loans Held for Investment
The following table presents amortized cost and unpaid principal balance of loans, categorized by the segments used in the Company's Current Expected Credit Losses methodology to assess credit risk, for the periods indicated:

	June 30, 2023			December 31, 2022
(In Thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial & industrial loans	$418,752	$420,443	($1,691)	$358,128	$359,900	($1,772)
Commercial real estate:
Owner occupied properties	348,834	350,411	(1,577)	349,973	351,580	(1,607)
Non-owner occupied and multifamily properties	490,821	494,505	(3,684)	482,270	486,021	(3,751)
Residential real estate:
1-4 family residential properties secured by first liens	160,546	160,467	79	73,381	73,674	(293)
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	25,156	24,970	186	20,259	20,103	156
1-4 family residential construction loans	35,349	35,527	(178)	44,000	44,314	(314)
Other construction, land development and raw land loans	95,124	96,015	(891)	99,182	100,075	(893)
Obligations of states and political subdivisions in the US	35,325	35,327	(2)	32,539	32,540	(1)
Agricultural production, including commercial fishing	40,767	40,975	(208)	34,099	34,263	(164)
Consumer loans	5,551	5,498	53	4,335	4,293	42
Other loans	3,014	3,035	(21)	3,619	3,632	(13)
Total	1,659,239	1,667,173	(7,934)	1,501,785	1,510,395	(8,610)
Allowance for credit losses	(15,645)			(13,838)
	$1,643,594	$1,667,173	($7,934)	$1,487,947	$1,510,395	($8,610)
The difference between the amortized cost and unpaid principal balance is net deferred origination fees totaling $7.9 million at June 30, 2023 and $8.6 million at December 31, 2022.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $6.7 million and $5.5 million at June 30, 2023 and December 31, 2022, respectively, and is included in other assets in the Consolidated Balance Sheets.
Amortized cost in the above table includes $3.6 million and $7.1 million as of June 30, 2023 and December 31, 2022, respectively, in Paycheck Protection Program loans administered by the U.S. Small Business Administration ("SBA") within the Commercial & industrial loan segment.

Allowance for Credit Losses
The activity in the ACL related to loans held for investment for the periods indicated is as follows:

Three Months Ended June 30,	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2023
Commercial & industrial loans	$3,080	$366	($49)	$21	$3,418
Commercial real estate:
Owner occupied properties	2,778	29	—	—	2,807
Non-owner occupied and multifamily properties	3,174	86	—	—	3,260
Residential real estate:
1-4 family residential properties secured by first liens	2,226	980	—	—	3,206
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	392	26	—	5	423
1-4 family residential construction loans	260	(54)	—	—	206
Other construction, land development and raw land loans	1,925	71	—	—	1,996
Obligations of states and political subdivisions in the US	106	(18)	—	—	88
Agricultural production, including commercial fishing	150	12	—	—	162
Consumer loans	61	12	—	1	74
Other loans	5	—	—	—	5
Total	$14,157	$1,510	($49)	$27	$15,645
2022
Commercial & industrial loans	$2,901	$123	($166)	$103	$2,961
Commercial real estate:
Owner occupied properties	2,513	60	—	—	2,573
Non-owner occupied and multifamily properties	3,063	44	—	—	3,107
Residential real estate:
1-4 family residential properties secured by first liens	510	110	—	—	620
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	301	17	—	9	327
1-4 family residential construction loans	210	21	—	—	231
Other construction, land development and raw land loans	1,550	(88)	—	—	1,462
Obligations of states and political subdivisions in the US	52	7	—	—	59
Agricultural production, including commercial fishing	128	(8)	—	7	127
Consumer loans	75	(12)	—	1	64
Other loans	7	(1)	—	—	6
Total	$11,310	$273	($166)	$120	$11,537

Six Months Ended June 30,	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2023
Commercial & industrial loans	$2,914	$467	($49)	$86	$3,418
Commercial real estate:
Owner occupied properties	3,094	(287)	—	—	2,807
Non-owner occupied and multifamily properties	3,615	(355)	—	—	3,260
Residential real estate:
1-4 family residential properties secured by first liens	1,413	1,793	—	—	3,206
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	389	22	—	12	423
1-4 family residential construction loans	312	(106)	—	—	206
Other construction, land development and raw land loans	1,803	193	—	—	1,996
Obligations of states and political subdivisions in the US	79	9	—	—	88
Agricultural production, including commercial fishing	145	17	—	—	162
Consumer loans	68	17	(14)	3	74
Other loans	6	(1)	—	—	5
Total	$13,838	$1,769	($63)	$101	$15,645
2022
Commercial & industrial loans	$3,027	$279	($461)	$116	$2,961
Commercial real estate:
Owner occupied properties	3,176	(603)	—	—	2,573
Non-owner occupied and multifamily properties	2,930	177	—	—	3,107
Residential real estate:
1-4 family residential properties secured by first liens	439	181	—	—	620
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	215	91	—	21	327
1-4 family residential construction loans	120	111	—	—	231
Other construction, land development and raw land loans	1,635	(173)	—	—	1,462
Obligations of states and political subdivisions in the US	32	27	—	—	59
Agricultural production, including commercial fishing	91	21	—	15	127
Consumer loans	67	(4)	—	1	64
Other loans	7	(1)	—	—	6
Total	$11,739	$106	($461)	$153	$11,537

The following table shows gross charge-offs by grade and by year of loan origination for the periods indicated:

Six Months Ended June 30,

(In Thousands)	2023	2022	2021	2020	2019	Prior	Total
2023
Commercial & industrial loans	$—	$—	$49	$—	$—	$—	$49
Commercial real estate:
Owner occupied properties	—	—	—	—	—	—	—
Non-owner occupied and multifamily properties	—	—	—	—	—	—	—
Residential real estate:
1-4 family residential properties secured by first liens	—	—	—	—	—	—	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	—	—	—	—	—	—
1-4 family residential construction loans	—	—	—	—	—	—	—
Other construction, land development and raw land loans	—	—	—	—	—	—	—
Obligations of states and political subdivisions in the US	—	—	—	—	—	—	—
Agricultural production, including commercial fishing	—	—	—	—	—	—	—
Consumer loans	—	1	—	—	—	13	14
Other loans	—	—	—	—	—	—	—
Total	$—	$1	$49	$—	$—	$13	$63
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

June 30, 2023	2023	2022	2021	2020	2019	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$84,022	$157,326	$67,058	$34,816	$14,899	$47,016	$405,137
Classified	2,468	1,988	6,108	296	74	2,681	13,615
Total commercial & industrial loans	$86,490	$159,314	$73,166	$35,112	$14,973	$49,697	$418,752

Commercial real estate:
Owner occupied properties
Pass	$20,413	$70,774	$69,552	$78,317	$30,643	$74,370	$344,069
Classified	—	—	—	1,189	—	3,576	4,765
Total commercial real estate owner occupied properties	$20,413	$70,774	$69,552	$79,506	$30,643	$77,946	$348,834

Non-owner occupied and multifamily properties
Pass	$26,893	$88,664	$84,365	$68,986	$57,212	$155,191	$481,311
Classified	—	—	—	—	—	9,510	9,510
Total commercial real estate non-owner occupied and multifamily properties	$26,893	$88,664	$84,365	$68,986	$57,212	$164,701	$490,821

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$92,980	$48,795	$4,349	$5,009	$2,469	$6,757	$160,359
Classified	—	—	—	—	—	187	187
Total residential real estate 1-4 family residential properties secured by first liens	$92,980	$48,795	$4,349	$5,009	$2,469	$6,944	$160,546

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$4,976	$6,636	$3,739	$1,749	$2,610	$5,112	$24,822
Classified	—	—	—	—	—	334	334
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$4,976	$6,636	$3,739	$1,749	$2,610	$5,446	$25,156

1-4 family residential construction loans
Pass	$11,456	$14,639	$2,004	$419	$—	$6,722	$35,240
Classified	—	—	—	—	—	109	109
Total residential real estate 1-4 family residential construction loans	$11,456	$14,639	$2,004	$419	$—	$6,831	$35,349

Other construction, land development and raw land loans
Pass	$9,629	$38,765	$27,770	$7,508	$1,500	$8,163	$93,335
Classified	—	—	—	—	—	1,789	1,789
Total other construction, land development and raw land loans	$9,629	$38,765	$27,770	$7,508	$1,500	$9,952	$95,124

Obligations of states and political subdivisions in the US
Pass	$—	$29,346	$4,055	$1,771	$—	$153	$35,325
Classified	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$—	$29,346	$4,055	$1,771	$—	$153	$35,325

Agricultural production, including commercial fishing
Pass	$7,049	$10,377	$17,006	$3,582	$594	$2,159	$40,767
Classified	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$7,049	$10,377	$17,006	$3,582	$594	$2,159	$40,767

Consumer loans
Pass	$2,076	$1,209	$303	$391	$313	$1,259	$5,551
Classified	—	—	—	—	—	—	—
Total consumer loans	$2,076	$1,209	$303	$391	$313	$1,259	$5,551

Other loans
Pass	$610	$203	$319	$1,492	$351	$39	$3,014
Classified	—	—	—	—	—	—	—
Total other loans	$610	$203	$319	$1,492	$351	$39	$3,014

Total loans
Pass	$260,104	$466,734	$280,520	$204,040	$110,591	$306,941	$1,628,930
Classified	2,468	1,988	6,108	1,485	74	18,186	30,309
Total loans	$262,572	$468,722	$286,628	$205,525	$110,665	$325,127	$1,659,239

Total pass loans	$260,104	$466,734	$280,520	$204,040	$110,591	$306,941	$1,628,930
Government guarantees	(2,965)	(24,663)	(29,973)	(9,042)	(12,519)	(8,004)	(87,166)
Total pass loans, net of government guarantees	$257,139	$442,071	$250,547	$194,998	$98,072	$298,937	$1,541,764

Total classified loans	$2,468	$1,988	$6,108	$1,485	$74	$18,186	$30,309
Government guarantees	(2,271)	—	(5,497)	(1,070)	—	(8,662)	(17,500)
Total classified loans, net government guarantees	$197	$1,988	$611	$415	$74	$9,524	$12,809

December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$157,555	$86,543	$37,147	$17,881	$9,844	$40,571	$349,541
Classified	137	4,879	397	91	2,737	346	8,587
Total commercial & industrial loans	$157,692	$91,422	$37,544	$17,972	$12,581	$40,917	$358,128

Commercial real estate:
Owner occupied properties
Pass	$66,955	$70,777	$90,496	$32,564	$13,233	$69,701	$343,726
Classified	—	—	1,261	—	165	4,821	6,247
Total commercial real estate owner occupied properties	$66,955	$70,777	$91,757	$32,564	$13,398	$74,522	$349,973

Non-owner occupied and multifamily properties
Pass	$94,412	$82,352	$71,407	$58,033	$16,905	$149,223	$472,332
Classified	—	—	—	274	3	9,661	9,938
Total commercial real estate non-owner occupied and multifamily properties	$94,412	$82,352	$71,407	$58,307	$16,908	$158,884	$482,270

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$52,117	$5,088	$6,001	$2,535	$462	$6,968	$73,171
Classified	—	—	—	—	79	131	210
Total residential real estate 1-4 family residential properties secured by first liens	$52,117	$5,088	$6,001	$2,535	$541	$7,099	$73,381

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$6,992	$3,376	$2,041	$2,763	$2,781	$2,060	$20,013
Classified	—	—	—		239	7	246
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$6,992	$3,376	$2,041	$2,763	$3,020	$2,067	$20,259

1-4 family residential construction loans
Pass	$26,860	$3,897	$61	$—	$—	$13,073	$43,891
Classified	—	—	—	—	—	109	109
Total residential real estate 1-4 family residential construction loans	$26,860	$3,897	$61	$—	$—	$13,182	$44,000

Other construction, land development and raw land loans
Pass	$38,673	$42,448	$5,740	$1,713	$3,675	$5,112	$97,361
Classified	—	—	—	—	369	1,452	1,821
Total other construction, land development and raw land loans	$38,673	$42,448	$5,740	$1,713	$4,044	$6,564	$99,182

Obligations of states and political subdivisions in the US
Pass	$32,319	$—	$—	$—	$219	$1	$32,539
Classified	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$32,319	$—	$—	$—	$219	$1	$32,539

Agricultural production, including commercial fishing
Pass	$9,748	$17,692	$3,740	$604	$879	$1,436	$34,099
Classified	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$9,748	$17,692	$3,740	$604	$879	$1,436	$34,099

Consumer loans
Pass	$1,513	$363	$481	$345	$235	$1,391	$4,328
Classified	—	—	—	—	—	7	7
Total consumer loans	$1,513	$363	$481	$345	$235	$1,398	$4,335

Other loans
Pass	$1,291	$330	$1,547	$384	$—	$67	$3,619
Classified	—	—	—	—	—	—	—
Total other loans	$1,291	$330	$1,547	$384	$—	$67	$3,619

Total loans
Pass	$488,435	$312,866	$218,661	$116,822	$48,233	$289,603	$1,474,620
Classified	137	4,879	1,658	365	3,592	16,534	27,165
Total loans	$488,572	$317,745	$220,319	$117,187	$51,825	$306,137	$1,501,785

Total pass loans	$488,435	$312,866	$218,661	$116,822	$48,233	$289,603	$1,474,620
Government guarantees	(25,172)	(36,531)	(9,751)	(12,885)	(2,964)	(5,314)	(92,617)
Total pass loans, net of government guarantees	$463,263	$276,335	$208,910	$103,937	$45,269	$284,289	$1,382,003

Total classified loans	$137	$4,879	$1,658	$365	$3,592	$16,534	$27,165
Government guarantees	—	(4,396)	(1,135)	—	—	(9,293)	(14,824)
Total classified loans, net government guarantees	$137	$483	$523	$365	$3,592	$7,241	$12,341

Past Due Loans: The following tables present an aging of contractually past due loans as of the periods presented:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due Still Accruing
June 30, 2023
Commercial & industrial loans	$—	$—	$400	$400	$418,352	$418,752	$—
Commercial real estate:
Owner occupied properties	—	—	411	411	348,423	348,834	—
Non-owner occupied and multifamily properties	—		—	—	490,821	490,821	—
Residential real estate:
1-4 family residential properties secured by first liens	28	128	—	156	160,390	160,546	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	—	161	161	24,995	25,156	—
1-4 family residential construction loans	—	—	109	109	35,240	35,349	—
Other construction, land development and raw land loans		—	1,545	1,545	93,579	95,124	—
Obligations of states and political subdivisions in the US	—	—	—	—	35,325	35,325	—
Agricultural production, including commercial fishing	—	—	—	—	40,767	40,767	—
Consumer loans	—	—	—	—	5,551	5,551	—
Other loans	—	—	—	—	3,014	3,014	—
Total	$28	$128	$2,626	$2,782	$1,656,457	$1,659,239	$—
December 31, 2022
Commercial & industrial loans	$37	$521	$56	$614	$357,514	$358,128	$—
Commercial real estate:
Owner occupied properties	—	—	798	798	349,175	349,973	—
Non-owner occupied and multifamily properties	—	—	274	274	481,996	482,270	—
Residential real estate:
1-4 family residential properties secured by first liens	60	79	72	211	73,170	73,381	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	112	—	127	239	20,020	20,259	—
1-4 family residential construction loans	—	—	109	109	43,891	44,000	—
Other construction, land development and raw land loans	—	—	1,545	1,545	97,637	99,182	—
Obligations of states and political subdivisions in the US	—	—	—	—	32,539	32,539	—
Agricultural production, including commercial fishing	—	—	—	—	34,099	34,099	—
Consumer loans	6	80	—	86	4,249	4,335	—
Other loans	—	—	—	—	3,619	3,619	—
Total	$215	$680	$2,981	$3,876	$1,497,909	$1,501,785	$—

Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $5.3 million and $6.4 million at June 30, 2023 and December 31, 2022, respectively. The following table presents loans on nonaccrual status and loans on nonaccrual status for the periods presented for which there was no related ACL. All loans with no ACL are individually evaluated for credit losses in the Company's Current Expected Credit Losses methodology.

	June 30, 2023		December 31, 2022
(In Thousands)	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL

Commercial & industrial loans	$5,236	$5,236	$3,294	$3,287
Commercial real estate:
Owner occupied properties	470	470	1,457	1,457
Non-owner occupied and multifamily properties	—	—	274	274
Residential real estate:
1-4 family residential properties secured by first liens	132	129	151	144
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	231	186	246	198
1-4 family residential construction loans	109	109	109	109
Other construction, land development and raw land loans	1,545	1,545	1,545	1,545
Total nonaccrual loans	7,723	7,675	7,076	7,014
Government guarantees on nonaccrual loans	(2,374)	(2,374)	(646)	(646)
Net nonaccrual loans	$5,349	$5,301	$6,430	$6,368

There was no interest on nonaccrual loans reversed through interest income during three and six-month periods ending June 30, 2023. There was no interest on nonaccrual loans reversed through interest income during the three-month period ending June 30, 2022 and $2,000 interest on nonaccrual loans reversed through interest income during the six-month period ending June 30, 2022.

There was no interest earned on nonaccrual loans with a principal balance during the three and six-month periods ending June 30, 2023 and June 30, 2022. However, the Company recognized interest income of $205,000 and $873,000 in the three-month periods ending June 30, 2023 and 2022, respectively, and $384,000 and $930,000 in the six-month periods ending June 30, 2023 and 2022, respectively, related to interest collected on nonaccrual loans whose principal had been paid down to zero.

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
The following table shows the amortized cost basis of the loans that were both experiencing financial difficulty and modified during the period indicated, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below:

June 30, 2023
	Term Modification	Payment Modification	Interest Rate Modification	Principal Forgiveness	Total Modifications	Percentage of Class of Financing Receivable
(In Thousands)
Commercial & industrial loans	$2,468	$1,988	$—	$—	$4,456	1%
Commercial real estate:
Owner occupied properties	—	—	—	—	—	—%
Non-owner occupied and multifamily properties	—	—	—	—	—	—%
Residential real estate:
1-4 family residential properties secured by first liens	—	—	—	—	—	—%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	—	—	—	—	—%
1-4 family residential construction loans	—	—	—	—	—	—%
Other construction, land development and raw land loans	—	—	—	—	—	—%
Obligations of states and political subdivisions in the US	—	—	—	—	—	—%
Agricultural production, including commercial fishing	—	—	—	—	—	—%
Consumer loans	—	—	—	—	—	—%
Other loans	—	—	—	—	—	—%
Total	$2,468	$1,988	$—	$—	$4,456	—%

The Company has no outstanding commitments to the borrowers included in the previous table.

The Company monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. As of June 30, 2023, no loan modifications were past due.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three-months ended June 30, 2023:

	June 30, 2023
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (months)
(In Thousands)
Commercial & industrial loans	$—	—%	3
Commercial real estate:
Owner occupied properties	—	—%	0
Non-owner occupied and multifamily properties	—	—%	0
Residential real estate:
1-4 family residential properties secured by first liens	—	—%	0
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	—%	0
1-4 family residential construction loans	—	—%	0
Other construction, land development and raw land loans	—	—%	0
Obligations of states and political subdivisions in the US	—	—%	0
Agricultural production, including commercial fishing	—	—%	0
Consumer loans	—	—%	0
Other loans	—	—%	0
Total	$—	—%	3

There were no loans that had a payment default during the three-months ended June 30, 2023 which were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

Upon the Company's determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The provisions of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act included an election to not apply the guidance on accounting for TDRs to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company has elected to adopt these provisions of the CARES Act. As of June 30, 2023, the Company has no loan modifications related to COVID-19, which are not classified as TDRs. At December 31, 2022, the Company had made the following types of loan modifications related to COVID-19, which are not classified as TDRs principal balance outstanding of:

Loan Modifications due to COVID-19 as of December 31, 2022
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$999	$—	$999
Number of modifications	1	—	1
4. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of an ACL, and have a maturity of less than one year. There were no purchased receivables past due at June 30, 2023 or December 31, 2022, and there were no restructured purchased receivables at June 30, 2023 or December 31, 2022.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  There were no nonperforming purchased receivables as of June 30, 2023 or December 31, 2022.
There was no activity and no balance in the ACL for purchased receivables as of June 30, 2023 or December 31, 2022.
The following table summarizes the components of net purchased receivables for the dates indicated:

(In Thousands)	June 30, 2023	December 31, 2022
Purchased receivables	$21,866	$19,994
Allowance for credit losses - purchased receivables	—	—
Total	$21,866	$19,994

5. Servicing Rights
Mortgage servicing rights
The following table details the activity in the Company's mortgage servicing rights ("MSR") for the six-month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022

Balance, beginning of period	$18,303	$15,422	$18,635	$13,724
Additions for new MSR capitalized	519	1,128	982	2,115
Changes in fair value:
Due to changes in model inputs of assumptions (1)	(3)	(225)	(215)	967
Other (2)	(571)	(24)	(1,154)	(505)
Balance, end of period	$18,248	$16,301	$18,248	$16,301

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

The following table details information related to our serviced mortgage loan portfolio as of June 30, 2023 and December 31, 2022:

(In Thousands)	June 30, 2023	December 31, 2022

Balance of mortgage loans serviced for others	$921,616	$898,840
MSR as a percentage of serviced loans	1.98%	2.07%

    The Company recognized servicing fees of $906,000 and $804,000 during the three-month periods ending June 30, 2023 and 2022, respectively, and $1,811,000 and $1,587,000 during the six-month periods ending June 30, 2023 and 2022, respectively, which includes contractually specified servicing fees and ancillary fees as a component of other noninterest income in the Company's Consolidated Statements of Income.

    The following table outlines the weighted average key assumptions used in measuring the fair value of MSR as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Constant prepayment rate	7.70%	6.64%
Discount rate	10.97%	11.25%

    Key economic assumptions and the sensitivity of the current fair value for MSR to immediate adverse changes in those assumptions at June 30, 2023 and December 31, 2022 were as follows:

(In Thousands)		June 30, 2023	December 31, 2022
Aggregate portfolio principal balance		$921,616	$898,840
Weighted average rate of note		3.62%	3.47%

June 30, 2023	Base	1.0% Adverse Rate Change	2.0% Adverse Rate Change
Constant prepayment rate	7.70%	8.38%	10.82%
Discount rate	10.97%	9.97%	8.97%
Fair value MSR	$18,248	$17,490	$14,387
Percentage of MSR	1.98%	1.90%	1.56%

December 31, 2022
Constant prepayment rate	6.64%	13.28%	19.92%
Discount rate	11.25%	10.25%	9.25%
Fair value MSR	$18,635	$14,763	$11,796
Percentage of MSR	2.07%	1.64%	1.31%

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

Commercial servicing rights
    The commercial servicing rights asset ("CSR") has a carrying value of $2.1 million at June 30, 2023 and December 31, 2022, respectively, and is included in other assets and carried at fair value on the Company's Consolidated Balance Sheets. Total commercial loans serviced for others were $286.6 million and $285.3 million at June 30, 2023 and December 31, 2022, respectively. Key assumptions used in measuring the fair value of the CSR as of June 30, 2023 and December 31, 2022 include a constant prepayment rate of 10.19% and a discount rate of 12.00%.

6. Leases

    The Company's lease commitments consist primarily of agreements to lease land and office facilities that it occupies to operate several of its retail branch locations that are classified as operating leases and are recognized on the balance sheet as right-of-use ("ROU") assets and lease liabilities. As of June 30, 2023, the Company has operating lease ROU assets of $10.1 million and operating lease liabilities of $10.1 million. As of December 31, 2022, the Company had operating lease ROU assets of $9.9 million and operating lease liabilities of $9.9 million. The Company did not have any agreements that are classified as finance leases as of June 30, 2023 or December 31, 2022.

    The following table presents additional information about the Company's operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Lease Cost
Operating lease cost(1)	$702	$672	$1,401	$1,353
Short term lease cost(1)	46	5	79	17
Total lease cost	$748	$677	$1,480	$1,370

Other information
Operating leases - operating cash flows			$1,307	$1,278
Weighted average lease term - operating leases, in years			10.47	10.79
Weighted average discount rate - operating leases			3.49%	3.26%
(1) Expenses are classified within occupancy expense on the Consolidated Statements of Income.

    The table below reconciles the remaining undiscounted cash flows for the next five years for each twelve-month period presented (unless otherwise indicated) and the total of the subsequent remaining years to the operating lease liabilities recorded on the balance sheet:

(In Thousands)	Operating Leases
2023 (Six months)	$1,321
2024	2,478
2025	2,271
2026	1,130
2027	731
Thereafter	4,418
Total minimum lease payments	$12,349
Less: amount of lease payment representing interest	(2,262)
Present value of future minimum lease payments	$10,087

7.  Derivatives
Derivatives swaps related to community banking activities
    The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution ("counterparty"). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a "well-capitalized" institution under regulatory guidelines, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $553,000 as of both June 30, 2023 and December 31, 2022 in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements.
    The Company had interest rate swaps related to commercial loans with an aggregate notional amount of $221.6 million and $226.2 million at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023, the notional amount of interest rate swaps is made up of 20 variable to fixed rate swaps to commercial loan customers totaling $110.8 million, and 20 fixed to variable rate swaps with a counterparty totaling $110.8 million. Changes in fair value from these 20 interest rate swaps offset each other in the first six months of 2023. The Company recognized $61,000 and $87,000 in fee income related to interest rate swaps in the three-month periods ending June 30, 2023 and 2022, respectively, and $61,000 and $90,000 in fee income related to interest rate swaps in the six-month periods ending June 30, 2023 and 2022, respectively. Interest rate swap income is recorded in other operating income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
    The Company has an interest rate swap to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Northrim Statutory Trust 2 at 3.72% through its maturity date. As of June 30, 2023, the floating rate that the dealer pays is equal to the three month LIBOR plus 1.37% which reprices quarterly on the payment date. This rate was 6.92% as of June 30, 2023. Upon the next reprice date, which is September 15, 2023, the floating rate will be based on the three month Secured Overnight Financing Rate, also known as SOFR, as LIBOR rates ceased to be published effective July 1, 2023. The Company pledged $130,000 in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of June 30, 2023 and $130,000 as of December 31, 2022. Changes in the fair value of this interest rate swap are reported in other comprehensive income on the Consolidated Statements of Income. The unrealized gain on this interest rate swap was $1.4 million as of June 30, 2023 and the unrealized loss was $1.5 million as of December 31, 2022.
Derivatives related to home mortgage banking activities
    The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as "interest rate lock commitments". The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. RML had commitments to originate mortgage loans held for sale totaling $71.1 million and $29.1 million at June 30, 2023 and December 31, 2022, respectively. Changes in the value of RML's interest rate derivatives are recorded in mortgage banking income on the Consolidated Statements of Income. None of these derivatives are designated as hedging instruments.

    The following table presents the fair value of derivatives not designated as hedging instruments at June 30, 2023 and December 31, 2022:

(In Thousands)	Asset Derivatives
		June 30, 2023	December 31, 2022
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$12,401	$12,725
Interest rate lock commitments	Other assets	851	440
Retail interest rate contracts	Other assets	122	—
Total		$13,374	$13,165

(In Thousands)	Liability Derivatives
		June 30, 2023	December 31, 2022
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$12,401	$12,725
Retail interest rate contracts	Other liabilities	—	3
Total		$12,401	$12,728
    The following table presents the net gains (losses) of derivatives not designated as hedging instruments for periods indicated below:

		Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	Income Statement Location	2023	2022	2023	2022
Retail interest rate contracts	Mortgage banking income	$291	$391	$168	$2,951
Interest rate lock commitments	Mortgage banking income	129	829	358	349
Total		$420	$1,220	$526	$3,300
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

    The following table summarizes the derivatives that have a right of offset as of June 30, 2023 and December 31, 2022:

June 30, 2023				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$12,401	$—	$12,401	$—	$—	$12,401
Retail interest rate contracts	122	—	122	—	—	122

Liability Derivatives
Interest rate swaps	$12,401	$—	$12,401	$—	$12,401	$—

December 31, 2022				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$12,725	$—	$12,725	$—	$—	$12,725

Liability Derivatives
Interest rate swaps	$12,725	$—	$12,725	$—	$12,725	$—
Retail interest rate contracts	3	—	3	—	—	3

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

Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2023, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Company has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.

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

    Estimated fair values as of the periods indicated are as follows:

	June 30, 2023		December 31, 2022
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$36,752	$36,752	$259,350	$259,350
Investment securities available for sale	347,171	347,171	356,837	356,837
Marketable equity securities	10,604	10,604	10,740	10,740

Level 2 inputs:
Investment securities available for sale	323,968	323,968	320,192	320,192
Investment in Federal Home Loan Bank stock	5,858	5,858	3,816	3,816
Loans held for sale	60,759	60,759	27,538	27,538
Interest rate swaps	13,883	13,883	14,179	14,179
Retail interest rate contracts	122	122	—	—

Level 3 inputs:
Investment securities held to maturity	36,750	32,600	36,750	32,639
Loans	1,659,239	1,549,359	1,501,785	1,408,350
Purchased receivables, net	21,866	21,866	19,994	19,994
Interest rate lock commitments	851	851	440	440
Mortgage servicing rights	18,248	18,248	18,635	18,635
Commercial servicing rights	2,139	2,139	2,129	2,129

Financial liabilities:
Level 2 inputs:
Deposits	$2,302,311	$2,298,145	$2,387,211	$2,383,975
Borrowings	64,887	63,041	14,095	12,382
Interest rate swaps	12,401	12,401	12,725	12,725
Retail interest rate contracts	—	—	3	3

Level 3 inputs:
Junior subordinated debentures	10,310	11,700	10,310	11,266

    The following table sets forth the balances as of the periods indicated of assets and liabilities measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$597,665	$333,691	$263,974	$—
Municipal securities	802	—	802	—
Corporate bonds	13,480	13,480	—	—
Collateralized loan obligations	59,192	—	59,192	—
Total available for sale securities	$671,139	$347,171	$323,968	$—
Marketable equity securities	$10,604	$10,604	$—	$—
Total marketable equity securities	$10,604	$10,604	$—	$—
Interest rate swaps	$13,556	$—	$13,556	$—
Interest rate lock commitments	851	—	—	851
Mortgage servicing rights	18,248	—	—	18,248
Commercial servicing rights	2,139	—	—	2,139
Retail interest rate contracts	122	—	122	—
Total other assets	$34,916	$—	$13,678	$21,238
Liabilities:
Interest rate swaps	$12,401	$—	$12,401	$—
Total other liabilities	$12,401	$—	$12,401	$—
December 31, 2022
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$595,161	$333,193	$261,968	$—
Municipal securities	795	—	795	—
Corporate bonds	23,644	23,644	—	—
Collateralized loan obligations	57,429	—	57,429	—
Total available for sale securities	$677,029	$356,837	$320,192	$—
Marketable equity securities	$10,740	$10,740	$—	$—
Total marketable securities	$10,740	$10,740	$—	$—
Interest rate swaps	$14,178	$—	$14,178	$—
Interest rate lock commitments	440	—	—	440
Mortgage servicing rights	18,635	—	—	18,635
Commercial servicing rights	2,129	—	—	2,129
Total other assets	$35,382	$—	$14,178	$21,204
Liabilities:
Interest rate swaps	$12,725	$—	$12,725	$—
Retail interest rate contracts	3	—	3	—
Total other liabilities	$12,728	$—	$12,728	$—

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the six-month periods ended June 30, 2023 and 2022:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended June 30, 2023
Interest rate lock commitments	$685	($378)	$2,735	($2,191)	$851	$851
Mortgage servicing rights	18,303	(574)	519	—	18,248	—
Commercial servicing rights	2,170	(56)	25	—	2,139	—
Total	$21,158	($1,008)	$3,279	($2,191)	$21,238	$851
Three Months Ended June 30, 2022
Interest rate lock commitments	$965	($520)	$3,863	($1,741)	$2,567	$2,567
Mortgage servicing rights	15,422	(249)	1,128	—	16,301	—
Commercial servicing rights	1,091	(22)	—	—	1,069	—
Total	$17,478	($791)	$4,991	($1,741)	$19,937	$2,567

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Six Months Ended June 30, 2023
Interest rate lock commitments	$440	($552)	$4,232	($3,269)	$851	$851
Mortgage servicing rights	18,635	(1,369)	982	—	18,248	—
Commercial servicing rights	2,129	(105)	115	—	2,139	—
Total	$21,204	($2,026)	$5,329	($3,269)	$21,238	$851
Six Months Ended June 30, 2022
Interest rate lock commitments	$1,387	($1,029)	$8,212	($6,004)	$2,567	$2,567
Mortgage servicing rights	13,724	462	2,115	—	16,301	—
Commercial servicing rights	1,084	(48)	33	—	1,069	—
Total	$16,195	($615)	$10,360	($6,004)	$19,937	$2,567

    There were no changes in unrealized gains and losses for the three and six-month periods ending June 30, 2023 and 2022 included in other comprehensive income for recurring Level 3 fair value measurements.

    As of and for the periods ending June 30, 2023 and December 31, 2022, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis.  For loans individually measured for credit losses, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Loans individually measured for credit losses	$—	$—	$—	$—
Total	$—	$—	$—	$—
December 31, 2022
Loans individually measured for credit losses	$—	$—	$—	$—
Total	$—	$—	$—	$—
    The following table presents the (gains) losses resulting from nonrecurring fair value adjustments for the three and six-month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Loans individually measured for credit losses	($27)	($89)	$—	$—
Total loss from nonrecurring measurements	($27)	($89)	$—	$—

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
    The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at June 30, 2023 and December 31, 2022:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average Rate Range
June 30, 2023
Interest rate lock commitment	External pricing model	Pull through rate	92.17%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	7.20% - 14.62%
		Discount rate	9.50% - 11.00%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	4.19% - 22.87%
		Discount rate	12.00%
December 31, 2022
Interest rate lock commitment	External pricing model	Pull through rate	93.18%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	6.62% - 7.43%
		Discount rate	11.25%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	4.19% - 22.87%
		Discount rate	12.00%

9.  Segment Information
    The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of June 30, 2023, the Community Banking segment operated 19 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
    Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended June 30, 2023
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$28,675	$3,145	$31,820
Interest expense	5,975	703	6,678
Net interest income	22,700	2,442	25,142
Provision for credit losses	1,407	—	1,407
Other operating income	3,067	3,913	6,980
Other operating expense	17,805	5,977	23,782
Income before provision for income taxes	6,555	378	6,933
Provision for income taxes	1,192	164	1,356
Net income	$5,363	$214	$5,577

	Three Months Ended June 30, 2022
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$22,369	$623	$22,992
Interest expense	766	14	780
Net interest income	21,603	609	22,212
Provision for credit losses	463	—	463
Other operating income	1,907	5,900	7,807
Other operating expense	16,415	6,823	23,238
Income (loss) before provision for income taxes	6,632	(314)	6,318
Provision for income taxes	1,605	(82)	1,523
Net income (loss)	$5,027	($232)	$4,795

	Six Months Ended June 30, 2023
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$58,168	$3,447	$61,615
Interest expense	10,716	725	11,441
Net interest income	47,452	2,722	50,174
Provision for credit losses	1,767	—	1,767
Other operating income	5,967	5,921	11,888
Other operating expense	35,222	12,069	47,291
Income (loss) before provision for income taxes	16,430	(3,426)	13,004
Provision for income taxes	3,507	(910)	2,597
Net income (loss)	$12,923	($2,516)	$10,407

	Six Months Ended June 30, 2022
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$42,019	$1,031	$43,050
Interest expense	1,507	27	1,534
Net interest income	40,512	1,004	41,516
Provision for credit losses	313	—	313
Other operating income	5,748	12,882	18,630
Other operating expense	31,246	13,093	44,339
Income before provision for income taxes	14,701	793	15,494
Provision for income taxes	3,246	227	3,473
Net income	$11,455	$566	$12,021

June 30, 2023
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$2,396,571	$241,636	$2,638,207
Loans held for sale	$—	$60,759	$60,759

December 31, 2022
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$2,550,578	$123,740	$2,674,318
Loans held for sale	$—	$27,538	$27,538

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
Note Regarding Forward Looking-Statements
This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements, other than statements of historical fact, regarding our financial position, business strategy, management’s plans and objectives for future operations are forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: potential further increases in interest rates; the value of securities held in our investment portfolio; the impact of the results of government initiatives on the regulatory landscape, natural resource extraction industries, and capital markets; the impact of declines in the value of commercial and residential real estate markets, high unemployment rates, inflationary pressures and slowdowns in economic growth; changes in banking regulation or actions by bank regulators; inflation, supply-chain constraints, and potential geopolitical instability, including the war in Ukraine; financial stress on borrowers (consumers and businesses) as a result of higher rates or an uncertain economic environment; the general condition of, and changes in, the Alaska economy; our ability to maintain or expand our market share or net interest margin; the sufficiency of our provision for credit losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to current expected credit losses accounting guidance; our ability to maintain asset quality; our ability to implement our marketing and growth strategies; our ability to identify and address cyber-security risks, including security breaches, “denial of service attacks,” “hacking,” and identity theft; disease outbreaks, such as the COVID-19 pandemic, or similar health threats and measures implemented to combat them; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. In addition, there are risks inherent in the banking industry relating to collectability of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report and Part I. Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as well as in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that forward looking statements are made only as of the date of this report and that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

Update on Economic Conditions

The Alaska Department of Labor ("DOL") has released preliminary jobs data through May of 2023. The DOL reported Alaska’s seasonally adjusted unemployment rate for May of 2023 decreased to 3.6%, which is now lower than the U.S. rate, which rose to 3.7%. The DOL reports total payroll jobs in Alaska increased 1.8% or 5,800 jobs compared to May of 2022.
According to the DOL, Leisure and Hospitality had the largest growth of 7.2% year over year in May 2023. The 2,600 job increase over the prior 12 months brings the sector to 38,700 jobs, which is higher than the pre-pandemic level. Professional and Business Services added 800 jobs and Health Care increased by 600 jobs over the same 12 month period. The Oil and Gas sector has benefited from higher energy prices and new exploration activity, resulting in an increase of 300 jobs or 4.3% since May of 2022. Transportation, Warehousing and Utilities added 400 jobs and Retail also increased by 400 jobs year over year compared to May of 2022. Manufacturing, which is primarily seafood processing, declined 500 jobs and Information decreased 100 jobs for the same 12 month period.

Alaska’s Gross State Product (“GSP”) in the first quarter of 2023, was estimated to be $63.8 billion in current dollars, according to the Federal Bureau of Economic Analysis ("BEA"). Alaska’s inflation adjusted “real” GSP grew 1.6% at annualized rates in the first quarter of 2023, compared to the average U.S. rate of 2%. Alaska’s real GSP improvement in the first quarter of 2023 was most positively impacted by gains in the Construction and Health Care sectors.

The BEA also calculated Alaska’s seasonally adjusted personal income at $52.1 billion in the first quarter of 2023. This was an annualized improvement of 7.2% for Alaska and larger than the national average of 5.1%. Alaskans had annualized wage earnings growth of 6.6%, compared to a U.S. average of 4.6% in the first quarter of 2023 as compared to a year ago.

The monthly average price of Alaska North Slope (“ANS”) crude oil has been in a stable range between $75.81 and $82.83 in the first six months of 2023. The Alaska Department of Revenue (“DOR”) calculated ANS crude oil production was 486 thousand barrels per day (“bpd”) in Alaska’s fiscal year ending June 30, 2022. The DOR has forecast production to increase to 494 thousand bpd in Alaska’s fiscal year 2023 and 504 thousand bpd in 2024. That number is projected by the DOR to grow to 556 thousand bpd in 2028. This is primarily a result of new production coming on line in the NPR-A region west of Prudhoe Bay.

According to the Mortgage Bankers Association, Alaska’s home mortgage delinquency rate in the first quarter of 2023 improved to 2.7% compared to 2.9% in the fourth quarter of 2022. Alaska’s delinquency rate of 2.7% compares to the national average rate of 3.3% for the first quarter of 2023. The Mortgage Bankers Association survey reported that the mortgage foreclosure inventory in Alaska in the first quarter of 2023 was 0.54% and the national average was 0.57%.

According to the Alaska Multiple Listing Services, the average sales price of a single family home in Anchorage rose 7.6% in 2022 to $456,544. This was the fifth consecutive year of price increases, following growth of 6.9% in 2021 and 5.8% in 2020. In the first six months of 2023, the average sales price in Anchorage continued to increase 3.7% to $473,330.

Average sales prices for single family homes in the Matanuska Susitna Borough rose 9.9% in 2022 to $382,504, continuing a trend of average price increases for more than a decade. Average home prices in the Matanuska Susitna Borough increased 15.6% in 2021 and 9.9% in 2020. In the first six months of 2023, the average sales price in the Matanuska Susitna Borough has increased 3.5% to $395,952. These two markets represent the regions where the vast majority of the residential lending activity of Northrim Bank (the “Bank”) occurs.

The Alaska Multiple Listing Services reported there were 934 housing units sold in Anchorage in the first six months of 2023, compared to 1,298 in the first half of 2022 for a decline of 33.2%. Anchorage home sales also declined by 21.2% in 2022 compared to 2021. A lack of inventory due to a reduction in the supply of new homes being constructed and a lower churn of existing homes being listed on the market are the primary reasons for the decline in sales. The limited supply of homes is not keeping up with demand and therefore price increases are continuing, despite the higher interest rate environment. The Matanuska Susitna Borough also experienced a lower volume of home sales in the last 18 months. For the first six months of 2023 there were 761 homes sales in the Matanuska Susitna Borough, compared to 1,077 in the first half of 2022 for a decrease of 29.3%. Matanuska Susitna Borough home sales also declined 11.9% in 2022 compared to the prior year according to the Alaska Multiple Listing Services.

The Board of Governors of the Federal Reserve System increased its benchmark interest rate target from 4.25%-4.50% as of December 31, 2022 to 5.00%-5.25% as of June 30, 2023. Similarly, the prime rate of interest has increased from 7.50% as of December 31, 2022 to 8.25% as of June 30, 2023.

Highlights and Summary of Performance - Second Quarter of 2023

The Company reported net income and earnings per diluted share of $5.6 million and $0.98, respectively, for the second quarter of 2023 compared to net income and earnings per diluted share of $4.8 million and $0.83, respectively, for the second quarter of 2022. The Company reported net income and earnings per diluted share of $10.4 million and $1.82, respectively, for the first six months of 2023 compared to net income and earnings per diluted share of $12.0 million and $2.03, respectively, for the first six months of 2022. The increase in net income for the three-month period ending June 30, 2023 compared to the same period last year is primarily attributable to an increase in net interest income, which was only partially offset by a higher provision for credit losses and a decrease in net income in the Home Mortgage Lending segment as a result of decreased production and yields on sold loans. The decrease in net income for the six-month period ending June 30, 2023 compared to the same period last year is primarily the result of decreased mortgage banking income and a higher provision for credit losses which was only partially offset by increased net interest income. The first quarter of 2022 also included $2.0 million in keyman insurance proceeds. Increases in interest rates drove the decrease in production in the Home Mortgage Lending segment and the increase in net interest income in the first six months of 2023 as compared to the same period a year ago.
•Net interest income in the second quarter of 2023 increased 13% to $25.1 million compared to $22.2 million in the second quarter of 2022. Net interest income in the first six months of 2023 increased 21% to $50.2 million compared to $41.5 million in the first six months of 2022.
•Net interest margin was 4.14% for the second quarter of 2023, a 47 basis point increase from the second quarter of 2022. Net interest margin was 4.18% for the first six months of 2023, a 76 basis point increase from the first six months of 2022. The increase in both periods compared to the same periods in 2022 was primarily due to higher yields on all interest-earning asset categories, which were only partially offset by higher costs on interest-bearing deposits.
•The weighted average interest rate for new loans booked in the second quarter of 2023 was 6.93% compared to 5.07% in the second quarter a year ago.
•Loans were $1.66 billion at June 30, 2023, up 10% from December 31, 2022 primarily as a result of commercial and consumer mortgage loan growth. At June 30, 2023, approximately 74% of loans are variable and 15% of earning assets are subject to rate increases in the third quarter of 2023 when prime or other rate indices increase.
•Total deposits were $2.30 billion at June 30, 2023, down 4% from December 31, 2022. Demand deposits decreased 11% at June 30, 2023 from December 31, 2022 and currently represent 31% of total deposits.
•The average cost of interest-bearing deposits for the quarter was 1.56% at June 30, 2023, up from 0.16% at June 30, 2022.
•Total liquid assets and investments and loans maturing within one year were $442.9 million and our funds available for borrowing under our existing lines of credit were $1.224 billion at June 30, 2023.

Other financial measures are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Return on average assets, annualized	0.85%	0.74%	0.81%	0.93%
Return on average shareholders' equity, annualized	9.85%	8.58%	9.30%	10.51%
Dividend payout ratio	61.54%	49.30%	66.07%	40.22%

Nonperforming assets: Nonperforming assets, net of government guarantees were $5.6 million at June 30, 2023 and $6.4 million at December 31, 2022. Other Real Estate Owned ("OREO"), net of government guarantees, increased to $272,000 at June 30, 2023, from zero at December 31, 2022. Nonperforming loans, net of government guarantees decreased $1.1 million, or 17% to $5.3 million as of June 30, 2023 from $6.4 million as of December 31, 2022, primarily due to payoffs and pay downs in the first six months of 2023 that were only partially offset by the transfer of one lending relationship to nonaccrual status. $3.9 million, or 70% of nonperforming loans, net of government guarantees at June 30, 2023, are nonaccrual loans related to three commercial relationships.
    The following table summarizes nonperforming asset activity for the three-month periods ending June 30, 2023 and 2022.

				Writedowns		Transfers to
(In Thousands)	Balance at March 31, 2023	Additions this quarter	Payments this quarter	/Charge-offs this quarter	Transfers to OREO	Performing Status this quarter	Sales this quarter	Balance at June 30, 2023
Nonperforming loans	$8,775	$—	($1,003)	($49)	$—	$—	$—	$7,723
Nonperforming loans guaranteed by government	(2,692)	—	269	49	—	—	—	(2,374)
Nonperforming loans, net	6,083	—	(734)	—	—	—	—	5,349
Other real estate owned	273	—	—	—	—	—	—	273
Total nonperforming assets,
net of government guarantees	$6,356	$—	($734)	$—	$—	$—	$—	$5,622

				Writedowns		Transfers to
(In Thousands)	Balance at March 31, 2022	Additions this quarter	Payments this quarter	/Charge-offs this quarter	Transfers to OREO	Performing Status this quarter	Sales this quarter	Balance at June 30, 2022
Nonperforming loans	$9,609	$22	($1,464)	($166)	$—	$—	$—	$8,001
Nonperforming loans guaranteed by government	(907)	—	224	—	—	—	—	(683)
Nonperforming loans, net	8,702	22	(1,240)	(166)	—	—	—	7,318
Other real estate owned	5,638	—	—	—	—	—	—	5,638
Other real estate owned guaranteed
by government	(1,279)	—	—	—	—	—	—	(1,279)
Total nonperforming assets,
net of government guarantees	$13,061	$22	($1,240)	($166)	$—	$—	$—	$11,677
Potential problem loans: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. These loans are closely monitored and their performance is reviewed by management on a regular basis. At June 30, 2023, management had identified potential problem loans of $1.7 million as compared to potential problem loans of $1.6 million at December 31, 2022. The slight increase in potential problem loans from December 31, 2022 to June 30, 2023 is primarily the result of increased loan balances which were only partially offset by various loan paydowns in the first six months of 2023.

RESULTS OF OPERATIONS
Income Statement
    Net Income
    Net income for the second quarter of 2023 increased $782,000 to $5.6 million as compared to $4.8 million for the same period in 2022. The increase in net income in the second quarter of 2023 as compared to the same quarter a year ago is mostly attributable to a $2.9 million increase in net interest income, which was only partially offset by a $2.0 million decrease in mortgage banking income and an increase in the provision for credit losses.
Net income for the first half of 2023 decreased $1.6 million to $10.4 million as compared to $12.0 million for the same period in 2022. The decrease in net income in the first six months of 2023 as compared to the same period a year ago is primarily due to a decrease in mortgage banking income, due to lower production volume, as well as an increase in the provision for credit losses which was only partially offset by an increase in net interest income. Additionally, the Company received $2.0 million in life insurance proceeds in the six-month period ended June 30, 2022 in connection with the death of the Company’s former Executive Vice President, General Counsel and Corporate Secretary who passed away on November 11, 2021.
    Net Interest Income/Net Interest Margin
    Net interest income for the second quarter of 2023 increased $2.9 million, or 13%, to $25.1 million as compared to $22.2 million for the second quarter of 2022. The net interest margin increased 47 basis points to 4.14% in the second quarter of 2023 as compared to 3.67% in the second quarter of 2022. Net interest income for the first six months of 2023 increased $8.7 million, or 21%, to $50.2 million as compared to $41.5 million for the first six months of 2022. The net interest margin increased 76 basis points to 4.18% in the first six months of 2023 as compared to 3.42% in the first six months of 2022.
The increase in net interest income in the second quarter and first six months of 2023 compared to the same periods in 2022 was primarily the result of increased interest on loans, investments, and interest bearing deposits in other banks which was only partially offset by an increase in interest expense on interest-bearing deposits and borrowings.
The increase in net interest margin in the second quarter and first six months of 2023 as compared to the same periods of 2022 was primarily the result of higher yields on earning-assets. Changes in net interest margin in the three and six-month period ended June 30, 2023 as compared to the same period in the prior year are detailed below:

Three Months Ended June 30, 2023 vs. June 30, 2022
Nonaccrual interest adjustments	(0.11)%
Impact of SBA Paycheck Protection Program loans	(0.17)%
Interest rates on loans and liabilities and loan fees, all other loans	0.68%
Volume and mix of other interest-earning assets and liabilities	0.07%
Change in net interest margin	0.47%

Six Months Ended June 30, 2023 vs. June 30, 2022
Nonaccrual interest adjustments	(0.05)%
Impact of SBA Paycheck Protection Program loans	(0.20)%
Interest rates on loans and liabilities and loan fees, all other loans	0.96%
Volume and mix of other interest-earning assets and liabilities	0.05%
Change in net interest margin	0.76%

Components of Net Interest Margin

The following table compares average balances and rates as well as margins on earning assets for the three-month periods ended June 30, 2023 and 2022. Average yields or costs are calculated on a tax-equivalent basis.

(Dollars in Thousands)	Three Months Ended June 30,
					Interest income/				Average Tax Equivalent
	Average Balances		Change		expense		Change		Yields/Costs[6]
	2023	2022	$	%	2023	2022	$	%	2023	2022	Change
Interest-bearing deposits in other banks[1]	$66,058	$382,015	($315,957)	(83)%	$828	$766	$62	8%	4.96%	0.79%	4.17%
Taxable long-term investments[2]	727,833	589,553	138,280	23%	4,679	2,419	2,260	93%	2.40%	1.59%	0.81%
Loans held for sale	37,594	59,677	(22,083)	(37)%	559	620	(61)	(10)%	5.96%	4.16%	1.80%
Loans[3,4]	1,603,126	1,398,149	204,977	15%	25,754	19,187	6,567	34%	6.48%	5.52%	0.96%
Interest-earning assets[5]	2,434,611	2,429,394	5,217	0%	31,820	22,992	8,828	38%	5.31%	3.83%	1.48%
Nonearning assets	185,342	172,655	12,687	7%
Total	$2,619,953	$2,602,049	$17,904	1%

Interest-bearing demand	$765,984	$669,848	$96,136	14%	$2,849	$167	$2,682	1,606%	1.49%	0.10%	1.39%
Savings deposits	282,579	349,108	(66,529)	(19)%	326	118	208	176%	0.46%	0.14%	0.32%
Money market deposits	245,790	322,384	(76,594)	(24)%	813	103	710	689%	1.33%	0.13%	1.20%
Time deposits	273,820	172,617	101,203	59%	2,126	211	1,915	908%	3.11%	0.49%	2.62%
Total interest-bearing deposits	1,568,173	1,513,957	54,216	4%	6,114	599	5,515	921%	1.56%	0.16%	1.40%
Borrowings	54,602	24,675	29,927	121%	564	181	383	212%	4.11%	2.92%	1.19%
Total interest-bearing liabilities	1,622,775	1,538,632	84,143	5%	6,678	780	5,898	756%	1.65%	0.20%	1.45%
Non-interest bearing demand deposits	735,615	808,186	(72,571)	(9)%
Other liabilities	34,514	31,064	3,450	11%
Equity	227,049	224,167	2,882	1%
Total	$2,619,953	$2,602,049	$17,904	1%
Net interest income					$25,142	$22,212	$2,930	13%
Net interest margin									4.14%	3.67%	0.47%
Average loans to average interest-earning assets	65.85%	57.55%
Average loans to average total deposits	69.59%	60.21%
Average non-interest deposits to average total deposits	31.93%	34.80%
Average interest-earning assets to average interest-bearing liabilities	150.03%	157.89%

1Consists of interest bearing deposits in other banks and domestic CDs.
2Consists of investment securities available for sale, investment securities held to maturity, marketable equity securities, and investment in Federal Home Loan Bank stock.
3Interest income includes loan fees. Loan fees recognized during the period and included in the yield calculation totaled $1.1 million and $2.3 in the second quarter of 2023 and 2022, respectively.
4Nonaccrual loans are included with a zero effective yield. Average nonaccrual loans included in the computation of the average loan balances were $8.3 million and $8.8 million in the second quarter of 2023 and 2022, respectively.
5The Company does not have any fed funds sold or securities purchased with agreements to resell to disclose as part of its total interest-earning assets in the periods presented.
6Tax-equivalent yields/costs assume a federal tax rate of 21% and state tax rate of 7.43% for a combined tax rate of 28.43%.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending June 30, 2023 and 2022. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates. The Company did not have any fed funds sold or securities purchased with agreements to resell for the three-month periods ending June 30, 2023 and 2022.

(In Thousands)	Three Months Ended June 30, 2023 vs. 2022
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Short-term investments	($12)	$74	$62
Taxable long-term investments	704	1,556	2,260
Loans held for sale	(275)	214	(61)
Loans	2,297	4,270	6,567
Total interest income	$2,714	$6,114	$8,828

Interest Expense:
Interest-bearing demand	$21	$2,661	$2,682
Savings deposits	(27)	235	208
Money market deposits	(31)	741	710
Time deposits	42	1,873	1,915
Interest-bearing deposits	5	5,510	5,515
Borrowings	356	27	383
Total interest expense	$361	$5,537	$5,898

The following table compares average balances and rates as well as margins on earning assets for the six-month periods ended June 30, 2023 and 2022. Average yields or costs are calculated on a tax-equivalent basis.

(Dollars in Thousands)	Six Months Ended June 30,
					Interest income/				Average Tax Equivalent
	Average Balances		Change		expense		Change		Yields/Costs[6]
	2023	2022	$	%	2023	2022	$	%	2023	2022	Change
Interest-bearing deposits in other banks[1]	$98,314	$459,843	($361,529)	(79)%	$2,317	$1,008	$1,309	130%	4.69%	0.44%	4.25%
Taxable long-term investments[2]	727,722	540,563	187,159	35%	9,291	3,967	5,324	134%	2.40%	1.43%	0.97%
Loans held for sale	29,294	56,173	(26,879)	(48)%	849	1,025	(176)	(17)%	5.80%	3.65%	2.15%
Loans[3,4]	1,563,847	1,389,050	174,797	13%	49,158	37,050	12,108	33%	6.39%	5.40%	0.99%
Interest-earning assets[5]	2,419,177	2,445,629	(26,452)	(1)%	61,615	43,050	18,565	43%	5.21%	3.58%	1.63%
Nonearning assets	185,545	164,611	20,934	13%
Total	$2,604,722	$2,610,240	($5,518)	0%

Interest-bearing demand	$742,356	$672,694	$69,662	10%	$4,876	$282	$4,594	1,629%	1.32%	0.08%	1.24%
Savings deposits	291,904	350,823	(58,919)	(17)%	667	246	421	171%	0.46%	0.14%	0.32%
Money market deposits	269,584	321,580	(51,996)	(16)%	1,595	205	1,390	678%	1.19%	0.13%	1.06%
Time deposits	252,030	174,898	77,132	44%	3,559	441	3,118	707%	2.85%	0.51%	2.34%
Total interest-bearing deposits	1,555,874	1,519,995	35,879	2%	10,697	1,174	9,523	811%	1.39%	0.16%	1.23%
Borrowings	39,567	24,726	14,841	60%	744	360	384	107%	3.74%	2.94%	0.80%
Total interest-bearing liabilities	1,595,441	1,544,721	50,720	3%	11,441	1,534	9,907	646%	1.44%	0.20%	1.24%
Non-interest bearing demand deposits	745,795	801,481	(55,686)	(7)%
Other liabilities	37,772	33,436	4,336	13%
Equity	225,714	230,602	(4,888)	(2)%
Total	$2,604,722	$2,610,240	($5,518)	0%
Net interest income					$50,174	$41,516	$8,658	21%
Net interest margin									4.18%	3.42%	0.76%
Average loans to average interest-earning assets	64.64%	56.80%
Average loans to average total deposits	67.94%	59.83%
Average non-interest deposits to average total deposits	32.40%	34.52%
Average interest-earning assets to average interest-bearing liabilities	151.63%	158.32%

1Consists of interest bearing deposits in other banks and domestic CDs.
2Consists of investment securities available for sale, investment securities held to maturity, marketable equity securities, and investment in Federal Home Loan Bank stock.
3Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $2.3 million and $5.3 million in the first six months of 2023 and 2022, respectively.
4Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $7.6 million and $9.9 million in the first six months of 2023 and 2022, respectively.
5The Company does not have any fed funds sold or securities purchased with agreements to resell to disclose as part of its total interest-earning assets in the periods presented.
6Tax-equivalent yields/costs assume a federal tax rate of 21% and state tax rate of 7.43% for a combined tax rate of 28.43%.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the six-month periods ending June 30, 2023 and 2022. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates. The Company did not have any fed funds sold or securities purchased with agreements to resell for the six-month periods ending June 30, 2023 and 2022.

(In Thousands)	Six Months Ended June 30, 2023 vs. 2022
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Short-term investments	($115)	$1,424	$1,309
Taxable long-term investments	1,800	3,524	5,324
Loans held for sale	(616)	440	(176)
Loans	503	11,605	12,108
Total interest income	$1,572	$16,993	$18,565

Interest Expense:
Interest-bearing demand	$26	$4,568	$4,594
Savings deposits	(47)	468	421
Money market deposits	(38)	1,428	1,390
Time deposits	99	3,019	3,118
Interest-bearing deposits	40	9,483	9,523
Borrowings	345	39	384
Total interest expense	$385	$9,522	$9,907

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Credit loss expense on loans held for investment	$1,510	$273	$1,769	$106
Credit loss expense on unfunded commitments	(103)	190	(2)	207
Credit loss expense on available for sale debt securities	—	—	—	—
Credit loss expense on held to maturity securities	—	—	—	—
Credit loss expense on purchased receivables	—	—	—	—
Total credit loss (benefit) expense	$1,407	$463	$1,767	$313
The increase in the ACL for the three and six-month periods ending June 30, 2023 as compared to the same periods in 2022 is primarily the result of increased loan balances, as well as a decrease in management's assumptions for prepayment and curtailment speeds. These changes are only partially offset by improvement in management's forecasted economic factors and a decrease in unfunded commitment balances. The ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, as well as loan portfolio composition, quality, and duration.
    Other Operating Income
    Other operating income for the three-month period ended June 30, 2023 decreased $827,000, or 11%, to $7.0 million as compared to $7.8 million for the same period in 2022, primarily due to a $2.0 million decrease in mortgage banking income in the second quarter of 2023 compared to the same quarter a year ago. The decrease in mortgage banking income in the three-month period ended June 30, 2023 as compared to the same period in 2022 was primarily due to decreased production volume due primarily to increases in mortgage interest rates.

Other operating income for the six-month period ended June 30, 2023 decreased $6.7 million, or 36%, to $11.9 million as compared to $18.6 million for the same period in 2022, primarily due to a $7.0 million decrease in mortgage banking income in the first six months of 2023 compared to the same period a year ago, which was only partially offset by a $1.0 million increase in purchased receivable income and a $775,000 increase in the fair market value of marketable securities. The decrease in mortgage banking income in the six-month period ended June 30, 2023 as compared to the same period in 2022 was primarily due to decreased production volume due largely to increases in mortgage interest rates. Additionally, the Company received $2.0 million in life insurance proceeds in the six-month period ended June 30, 2022 in connection with the death of the Company’s former Executive Vice President, General Counsel and Corporate Secretary who passed away on November 11, 2021.
Other Operating Expense
    Other operating expense for the second quarter of 2023 increased $544,000, or 2%, to $23.8 million as compared to $23.2 million for the same period in 2022 primarily due to increased marketing and insurance expenses as well as an increase in other operating expenses.
Other operating expense for the first six months of 2023 increased $3.0 million, or 7%, to $47.3 million as compared to $44.3 million for the same period in 2022 primarily due to an increase in salaries and other personnel expense as well as smaller increases in most other expense categories as the Company has grown and increased its number of branches and mortgage origination offices. The Company opened its 18th branch in Nome in the fourth quarter of 2022, its 19th branch in Kodiak in the first quarter of 2023, and a loan production office in Homer in the second quarter of 2023 which contributed to increased salaries and personnel expense for the Community Banking segment.

Income Taxes
    For the second quarter and first six months of 2023, Northrim recorded a lower effective tax rate as compared to the same periods in 2022 as a result of an increase in tax credits and tax exempt interest income as a percentage of pre-tax income in 2023. In the second quarter of 2023, Northrim recorded $1.4 million in state and federal income tax expense, for an effective tax rate of 19.56% compared to $1.5 million and 24.11% for the same period in 2022. In the first six months of 2023, Northrim recorded $2.6 million in state and federal income tax expense, for an effective tax rate of 19.97% compared to $3.5 million and 22.42% for the same period in 2022.

FINANCIAL CONDITION
    Balance Sheet Overview
Portfolio Investments
Portfolio investments, which include investment securities available for sale, investment securities held to maturity, and marketable equity securities, at June 30, 2023 decreased 1% to $718.5 million from $724.5 million at December 31, 2022 mostly due to maturities and calls of available for sale securities during the first six months of 2023.
The table below details portfolio investment balances by portfolio investment type:

	June 30, 2023		December 31, 2022
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
	Balance	% of total	Balance	% of total
U.S. Treasury and government sponsored entities	$597,665	83.1%	$595,161	82.2%
Municipal securities	802	0.1%	795	0.1%
Corporate bonds	50,230	7.0%	60,394	8.3%
Collateralized loan obligations	59,192	8.2%	57,429	7.9%
Preferred stock	10,604	1.5%	10,740	1.5%
Total portfolio investments	$718,493		$724,519

The average estimated duration of the investment portfolio at June 30, 2023, was approximately three-years. As of June 30, 2023, $66.1 million available for sale securities are scheduled to mature in the next six months, $61.9 million are scheduled to mature in six months to one year, and $175.6 million are scheduled to mature in the following year, a total of $303.5 million or 12% of earning assets at June 30, 2023.

Loans and Lending Activities
The following table presents the concentration distribution of the loan portfolio, net of deferred fees and costs, as of the dates indicated:

	June 30, 2023		December 31, 2022
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial & industrial loans	$418,752	25.2%	$358,128	23.8%
Commercial real estate:
Owner occupied properties	348,834	21.0%	349,973	23.3%
Non-owner occupied and multifamily properties	490,821	29.7%	482,270	32.2%
Residential real estate:
1-4 family residential properties secured by first liens	160,546	9.7%	73,381	4.9%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	25,156	1.5%	20,259	1.3%
1-4 family residential construction loans	35,349	2.1%	44,000	2.9%
Other construction, land development and raw land loans	95,124	5.7%	99,182	6.6%
Obligations of states and political subdivisions in the US	35,325	2.1%	32,539	2.2%
Agricultural production, including commercial fishing	40,767	2.5%	34,099	2.3%
Consumer loans	5,551	0.3%	4,335	0.3%
Other loans	3,014	0.2%	3,619	0.2%
Total loans	$1,659,239		$1,501,785
Loans increased by $157.5 million, or 10%, to $1.659 billion at June 30, 2023 from $1.502 billion at December 31, 2022, primarily as a result of increased commercial and consumer mortgage loans.

Information about loan concentrations

The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $97.3 million, or approximately 6% of loans as of June 30, 2023 have direct exposure to the oil and gas industry as compared to $83.4 million, or approximately 6% of loans as of December 31, 2022. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $42.5 million and $51.8 million at June 30, 2023 and December 31, 2022, respectively. The portion of the Company's ACL that related to the loans with direct exposure to the oil and gas industry was estimated at $882,000 as of June 30, 2023 and $786,000 as of December 31, 2022.

    The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	June 30, 2023	December 31, 2022
Commercial & industrial loans	$78,223	$66,864
Commercial real estate:
Owner occupied properties	11,911	9,108
Non-owner occupied and multifamily properties	5,727	6,013
Other loans	1,394	1,431
Total	$97,255	$83,416

The Company monitors other concentrations within the loan portfolio depending on trends in the current and future estimated economic conditions. At June 30, 2023, the Company had $127.6 million, or 8% of portfolio loans, in the Healthcare sector, $102.2 million, or 6% of portfolio loans, in the Tourism sector, $75.7 million, or 5% of portfolio loans, in the Accommodations sector, $72.5 million, or 4% of portfolio loans, in the Retail sector, $71.6 million, or 4% of portfolio loans, in the Fishing sector, $64.7 million, or 4% of portfolio loans, in the Aviation (non-tourism) sector, and $48.6 million, or 3% in the Restaurant sector.

The portion of the Company's ACL that related to the loans with exposure to these industries is estimated at the following amounts as of June 30, 2023:

(In Thousands)	Tourism	Aviation (non-tourism)	Healthcare	Retail	Fishing	Restaurant	Accommodations	Total
ACL	$658	$557	$1,072	$614	$445	$385	$587	$4,318

The following table sets forth information regarding changes in the ACL for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Balance at beginning of period	$14,157	$11,310	$13,838	$11,739
Commercial & industrial loans	(49)	(166)	(49)	(461)
Consumer loans	—	—	(14)	—
Total charge-offs	(49)	(166)	(63)	(461)
Recoveries:
Commercial & industrial loans	21	103	86	116
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	5	9	12	21
Agricultural production, including commercial fishing	—	7	—	15
Consumer loans	1	1	3	1
Total recoveries	27	120	101	153
Net, charge-offs	(22)	(46)	38	(308)
Provision (benefit) for credit losses	1,510	273	1,769	106
Balance at end of period	$15,645	$11,537	$15,645	$11,537
    The following table sets forth information regarding changes in the ACL for unfunded commitments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Balance at beginning of period	$2,071	$1,113	$1,970	$1,096
Provision for credit losses	(103)	190	(2)	207
Balance at end of period	$1,968	$1,303	$1,968	$1,303
While management believes that it uses the best information available to determine the ACL, unforeseen market conditions and other events could result in adjustment to the ACL, and net income could be significantly affected if circumstances differed substantially from the assumptions used in making the final determination of the ACL.

Deposits
Deposits are the Company’s primary source of funds. Total deposits decreased $84.9 million, or 4%, to $2.302 billion as of June 30, 2023 compared to $2.387 billion as of December 31, 2022. The following table summarizes the Company's composition of deposits as of the periods indicated:

	June 30, 2023		December 31, 2022
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$711,390	31%	$797,434	34%
Interest-bearing demand	795,128	35%	767,686	32%
Savings deposits	275,602	12%	320,917	13%
Money market deposits	232,698	10%	308,317	13%
Time deposits	287,493	12%	192,857	8%
Total deposits	$2,302,311		$2,387,211
The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 88% of total deposits at June 30, 2023 and 92% of total deposits at December 31, 2022.
    The only deposit category with stated maturity dates is certificates of deposit. At June 30, 2023, the Company had $287.5 million in certificates of deposit as compared to certificates of deposit of $192.9 million at December 31, 2022. At June 30, 2023, $175.9 million, or 61%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $128.4 million, or 67%, of total certificates of deposit at December 31, 2022. The aggregate amount of certificates of deposit in amounts of $250,000 and greater at June 30, 2023 and December 31, 2022, was $117.3 million and $77.5 million, respectively. The following table sets forth the amount outstanding of deposits in amounts of $250,000 and greater by time remaining until maturity and percentage of total deposits as of June 30, 2023:

	Time Certificates of Deposit
	of $250,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$8,585	7%
Over 3 through 6 months	31,350	27%
Over 6 through 12 months	21,190	18%
Over 12 months	56,186	48%
Total	$117,311	100%

At June 30, 2023, 69% of total deposits were held in business accounts and 31% of deposit balances were held in consumer accounts. Northrim had approximately 33,000 deposit customers with an average balance of $70,000 as of June 30, 2023. Northrim had 15 customers with balances over $10 million as of June 30, 2023 which accounted for $332.6 million, or 14%, of total deposits.

Uninsured deposits totaled $910.7 million or 40% of total deposits as of June 30, 2023 compared to $1.1 billion or 46% of total deposits as of December 31, 2022. As interest rates continued to increase in the first six months of 2023, Northrim has taken a proactive, targeted approach to increase deposit rates. There was no unusual deposit activity during the first six months of 2023.

Borrowings
    FHLB: The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Bank’s assets. At June 30, 2023, our maximum borrowing line from the FHLB was $1.180 billion, approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. The Company has outstanding advances of $14.0 million as of June 30, 2023 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. These advances have original terms of either 18 or 20 years with 30 year amortization periods and fixed interest rates ranging from 1.23% to 3.25%. Additionally, the Company has a short-term $50.0 million advance from the FHLB outstanding as of June 30, 2023 at a fixed rate of 5.49% which matures on November 14, 2023.

    Federal Reserve Bank: The Federal Reserve Bank of San Francisco (the "Federal Reserve Bank") is holding $20.0 million of loans as collateral to secure the Company's ability to take advances through the discount window on June 30, 2023. There were no discount window advances outstanding at either June 30, 2023 or December 31, 2022. The Federal Reserve Bank is holding $60.0 million of securities as collateral to secure the Company's ability to take advances through the Federal Reserve Bank's recently created Bank Term Funding Program ("BTFP") on June 30, 2023. There were no BTFP advances outstanding at June 30, 2023.

    Other Short-term Borrowings: The Company is subject to provisions under Alaska state law, which generally limit the amount of outstanding debt to 35% of total assets or $917.7 million at June 30, 2023 and $930.1 million at December 31, 2022.

The Company had an overnight advance of $1.0 million outstanding at 5.75% at June 30, 2023.

    At June 30, 2023 and December 31, 2022, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
    Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advances noted above as of June 30, 2023 or December 31, 2022.

Liquidity and Capital Resources
    The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company. Given that the Bank currently meets and the Bank anticipates that it will continue to meet, all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards, the Company expects to continue to receive dividends from the Bank during the remainder of 2023. Other available sources of liquidity for the bank holding company include the issuance of debt and the issuance of common or preferred stock. As of June 30, 2023, the Company has 10.0 million authorized shares of common stock, of which 5.6 million are issued and outstanding, leaving 4.4 million shares available for issuance. Additionally, the Company has 2.5 million authorized shares of preferred stock available for issuance.
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

The Company had cash and cash equivalents of $36.8 million, or 1% of total assets at June 30, 2023 compared to $259.4 million, or 10% of total assets as of December 31, 2022. The decrease in cash and cash equivalents since the end of 2022 is primarily due to an increase in loans and a decrease in deposits. The Company had other comprehensive income, net of tax, of $3.0 million for the six-month period ending June 30, 2023 primarily due to unrealized holding gains on available for sale securities. Accumulated unrealized losses, net of income taxes on available for sale securities, which are recorded in total shareholders' equity, are $27.5 million as of June 30, 2023. Accumulated unrealized losses, net of income taxes on held to maturity securities, which are not recorded in shareholders' equity, are $3.0 million as of June 30, 2023. Management does not believe that liquidation of these securities, which would result in realized losses, will occur prior to maturity of these securities. As of June 30, 2023, the weighted average maturity of available for sale securities is 3.0 years compared to 3.3 years at December 31, 2022 and 4.1 years at December 31, 2021. At June 30, 2023, $128.0 million available for sale securities mature within one year, $175.6 million mature within one to two years, and $167.8 million mature within two to three years. Our total unfunded commitments to fund loans and letters of credit at June 30, 2023 were $418.2 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. At June 30, 2023, certificates of deposit totaling $175.9 million are scheduled to mature over the next 12 months and may be withdrawn from the Bank. Similar to loans, we do not expect that these maturing certificates of deposit, or other non-maturity deposits, to be withdrawn from the Bank in a manner that will strain liquidity; however, unforeseen future circumstances or events may cause higher than anticipated withdrawal of deposits or draws of unfunded commitments to fund new loans. At June 30, 2023 the Company has a $50 million FHLB advance that is due in November 2023. Management believes that cash requirements to fund future non-deposit and non-borrowing liabilities, including operating lease liabilities and other liabilities, as of June 30, 2023, are not material to the Company's liquidity position as of June 30, 2023.
The Company has other available sources of liquidity to fund unforeseen liquidity requirements. These include borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At June 30, 2023, our liquid assets, which include investments and loans maturing within a year, were $442.9 million and our funds available for borrowing under our existing lines of credit were $1.224 billion. Additionally, the Company can obtain borrowings under the BTFP as a source of liquidity in order to help assure that banks have the ability to meet the needs of all depositors. The BTFP allows eligible depository institutions to pledge high-quality securities to obtain liquidity and eliminate the need for the financial institution to sell securities quickly in times of stress. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient for the foreseeable future.
As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 "Financial Statements" of this report, net cash used by operating activities was $22.5 million for the first six months of 2023, primarily due to cash used in connection with the origination of loans held for sale, which was only partially offset by cash provided by net income and net proceeds from the sale of loans held for sale. Net cash used by investing activities was $155.3 million for the same period, primarily due to an increase in loans which was only partially offset by maturities and calls of available for sale securities. Net cash used by financing activities in the same period was $44.8 million, primarily due to a decrease in deposits, as well as cash dividends paid to shareholder and repurchases of common stock. These decreases were only partially offset by an increase in borrowings.
Throughout our history, the Company has periodically repurchased for cash a portion of its shares of common stock in the open market. The Company repurchased 89,887 shares of its common stock under the Company's previously announced repurchase programs in the first six months of 2023. At June 30, 2023, there are 195,113 shares remaining under the repurchase program. The Company may elect to continue to repurchase our common stock from time-to-time depending upon market conditions, but we can make no assurances that we will continue this program or that we will authorize additional shares for repurchase.
Capital Requirements and Ratios
    We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of June 30, 2023, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

    The table below illustrates the capital requirements in effect for the periods noted for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain capital ratios for the Bank in 2023, exceeding the FDIC’s requirements for the “well-capitalized” classification. The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering completed in the fourth quarter of 2005 is included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $10 million more in regulatory capital than the Bank at June 30, 2023, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

June 30, 2023
Total risk-based capital	8.00%	10.00%	13.02%	11.16%
Tier 1 risk-based capital	6.00%	8.00%	12.13%	10.26%
Common equity tier 1 capital	4.50%	6.50%	11.64%	10.27%
Leverage ratio	4.00%	5.00%	9.28%	7.83%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Our assessment of market risk as of June 30, 2023 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of June 30, 2023, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Part I. Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as updated by the Company's periodic filings with the SEC. These risk factors have not changed materially as of June 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable

(c) The Company repurchased 62,000 shares of its common stock during the three-month period ending June 30, 2023.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Shares (or Unit)	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Plans or Programs	Maximum Number (1) (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
Month No. 1
April 1, 2023 - April 30, 2023	19,000	$44.34	19,000	238,113
Month No. 2
May 1, 2023 - May 31, 2023	22,000	$37.10	22,000	216,113
Month No. 3
June 1, 2023 - June 30, 2023	21,000	$40.09	21,000	195,113
Total	62,000	$40.30	62,000	195,113
    (1) On January 27, 2023, the Company publicly announced that its Board of Directors had authorized the repurchase of up to an additional 285,000 shares of common stock. In the first quarter of 2023, the Company repurchased 27,887 shares, bringing the total shares remaining available and authorized for repurchase to 257,113. In the second quarter of 2023, the Company purchased 62,000 shares, bringing the total shares remaining available and authorized for repurchase to 195,113.
ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page for the Company's Quarterly Report on 10-Q for the quarter ended June 30, 2023 - formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NORTHRIM BANCORP, INC.

August 4, 2023	By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President, Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

August 4, 2023	By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)