Form 10-Q
period 2023-09-30
NORTHRIM BANCORP INC
filed 2023-11-03
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☐ Yes  ☒ No

The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at November 3, 2023 was 5,525,436.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the consolidated financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2023	December 31, 2022
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$31,276	$27,747
Interest bearing deposits in other banks	79,952	231,603
Investment securities available for sale, at fair value	652,150	677,029
Marketable equity securities	10,615	10,740
Investment securities held to maturity, at amortized cost	36,750	36,750
Investment in Federal Home Loan Bank stock	6,334	3,816
Loans held for sale	63,151	27,538
Loans	1,720,091	1,501,785
Allowance for credit losses, loans	(16,491)	(13,838)
Net loans	1,703,600	1,487,947
Purchased receivables, net	34,578	19,994
Mortgage servicing rights, at fair value	19,396	18,635
Other real estate owned, net	150	—
Premises and equipment, net	40,920	37,821
Operating lease right-of-use assets	9,673	9,868
Goodwill	15,017	15,017
Other intangible assets, net	956	967
Other assets	85,671	68,846
Total assets	$2,790,189	$2,674,318
LIABILITIES
Deposits:
Demand	$764,647	$797,434
Interest-bearing demand	875,814	767,686
Savings	265,799	320,917
Money market	230,814	308,317
Certificates of deposit less than $250,000	169,797	115,330
Certificates of deposit $250,000 and greater	121,059	77,527
Total deposits	2,427,930	2,387,211
Borrowings	63,781	14,095
Junior subordinated debentures	10,310	10,310
Operating lease liabilities	9,673	9,865
Other liabilities	53,236	34,208
Total liabilities	2,564,930	2,455,689
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 5,548,436 and 5,700,728 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	5,548	5,701
Additional paid-in capital	12,005	17,784
Retained earnings	232,747	224,225
Accumulated other comprehensive loss, net of tax	(25,041)	(29,081)
Total shareholders' equity	225,259	218,629
Total liabilities and shareholders' equity	$2,790,189	$2,674,318
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Per Share Data)	2023	2022	2023	2022
Interest and Dividend Income
Interest and fees on loans and loans held for sale	$29,097	$22,130	$79,104	$60,205
Interest on investment securities available for sale	4,012	2,922	11,942	5,983
Dividends on marketable equity securities	199	161	542	386
Interest on investment securities held to maturity	473	413	1,420	1,038
Dividends on Federal Home Loan Bank stock	43	34	114	90
Interest on deposits in other banks	584	1,899	2,901	2,907
Total Interest and Dividend Income	34,408	27,559	96,023	70,609
Interest Expense
Interest expense on deposits	7,138	1,064	17,835	2,238
Interest expense on borrowings	825	88	1,381	260
Interest expense on junior subordinated debentures	95	96	283	284
Total Interest Expense	8,058	1,248	19,499	2,782
Net Interest Income	26,350	26,311	76,524	67,827
Provision (benefit) for credit losses	1,190	(353)	2,957	(40)
Net Interest Income After Provision (Benefit) for Credit Losses	25,160	26,664	73,567	67,867
Other Operating Income
Mortgage banking income	4,405	5,734	10,326	18,616
Purchased receivable income	1,180	561	3,175	1,529
Bankcard fees	1,022	992	2,916	2,723
Service charges on deposit accounts	550	432	1,512	1,208
Unrealized gain (loss) on marketable equity securities	12	33	(445)	(1,199)
Keyman life insurance proceeds	—	—	—	2,002
Other income	833	920	2,406	2,423
Total Other Operating Income	8,002	8,672	19,890	27,302
Other Operating Expense
Salaries and other personnel expense	15,657	14,510	46,324	44,017
Data processing expense	2,589	2,315	7,321	6,618
Occupancy expense	1,857	1,710	5,611	5,184
Professional and outside services	803	894	2,326	2,324
Insurance expense	640	545	1,844	1,627
Marketing expense	499	524	1,996	1,763
Intangible asset amortization expense	4	7	11	19
OREO expense, net rental income and gains on sale	(784)	109	(766)	116
Other operating expense	1,631	1,672	5,521	4,957
Total Other Operating Expense	22,896	22,286	70,188	66,625
Income Before Provision for Income Taxes	10,266	13,050	23,269	28,544
Provision for income taxes	1,892	2,925	4,488	6,398
Net Income	$8,374	$10,125	$18,781	$22,146
Earnings Per Share, Basic	$1.50	$1.77	$3.34	$3.82
Earnings Per Share, Diluted	$1.48	$1.76	$3.30	$3.79
Weighted Average Common Shares Outstanding, Basic	5,569,238	5,681,089	5,630,948	5,790,000
Weighted Average Common Shares Outstanding, Diluted	5,624,906	5,740,494	5,688,687	5,848,625
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
2010

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Net income	$8,374	$10,125	$18,781	$22,146
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized holding gains (losses) arising during the period	$1,320	($17,518)	$5,025	($41,535)
Derivatives and hedging activities:
Unrealized holding gains arising during the period	639	684	621	2,438
Income tax benefit related to unrealized (gains) and losses	(557)	4,786	(1,606)	11,115
Other comprehensive income (loss), net of tax	1,402	(12,048)	4,040	(27,982)
Comprehensive income (loss)	$9,776	($1,923)	$22,821	($5,836)

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of Tax	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2022	6,015	$6,015	$31,162	$204,046	($3,406)	$237,817
Cash dividend on common stock ($0.41 per share)	—	—	—	(2,471)	—	(2,471)
Stock-based compensation expense	—	—	187	—	—	187
Repurchase of common stock	(133)	(133)	(5,790)	—	—	(5,923)
Other comprehensive loss, net of tax	—	—	—	—	(11,004)	(11,004)
Net income	—	—	—	7,226	—	7,226
Balance as of March 31, 2022	5,882	$5,882	$25,559	$208,801	($14,410)	$225,832
Cash dividend on common stock ($0.41 per share)	—	—	—	(2,364)	—	(2,364)
Stock-based compensation expense	—	—	190	—	—	190
Other comprehensive loss, net of tax	—	—	—	—	(4,930)	(4,930)
Net income	—	—	—	4,795	—	4,795
Balance as of June 30, 2022	5,681	$5,681	$17,716	$211,232	($19,340)	$215,289
Cash dividend on common stock ($0.50 per share)	—	—	—	(2,858)	—	(2,858)
Stock-based compensation expense	—	—	191	—	—	191
Other comprehensive loss, net of tax	—	—	—	—	(12,048)	(12,048)
Net income	—	—	—	10,125	—	10,125
Balance as of September 30, 2022	5,681	$5,681	$17,907	$218,499	($31,388)	$210,699
Cash dividend on common stock ($0.50 per share)	—	—	—	(2,869)	—	(2,869)
Stock-based compensation expense	—	—	174	—	—	174
Exercise of stock options and vesting of restricted stock units, net	20	20	(297)	—	—	(277)
Other comprehensive gain, net of tax	—	—	—	—	2,307	2,307
Net income	—	—	—	8,595	—	8,595
Balance as of December 31, 2022	5,701	$5,701	$17,784	$224,225	($29,081)	$218,629
 See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of Tax	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2023	5,701	$5,701	$17,784	$224,225	($29,081)	$218,629
Cash dividend on common stock ($0.60 per share)	—	—	—	(3,444)	—	(3,444)
Stock-based compensation expense	—	—	140	—	—	140
Repurchase of common stock	(28)	(28)	(1,299)	—	—	(1,327)
Other comprehensive gain, net of tax	—	—	—	—	5,597	5,597
Net income	—	—	—	4,830	—	4,830
Balance as of March 31, 2023	5,673	$5,673	$16,625	$225,611	($23,484)	$224,425
Cash dividend on common stock ($0.60 per share)	—	—	—	(3,432)	—	(3,432)
Stock-based compensation expense	—	—	225	—	—	225
Repurchase of common stock	(62)	(62)	(2,439)	—	—	(2,501)
Other comprehensive loss, net of tax	—	—	—	—	(2,958)	(2,958)
Net income	—	—	—	5,577	—	5,577
Balance as of June 30, 2023	5,611	$5,611	$14,411	$227,756	($26,442)	$221,336
Cash dividend on common stock ($0.60 per share)	—	—	—	(3,384)	—	(3,384)
Stock-based compensation expense	—	—	254	—	—	254
Exercise of stock options and vesting of restricted stock units, net	—	—	(12)	—	—	(12)
Repurchase of common stock	(63)	(63)	(2,648)	—	—	(2,711)
Other comprehensive gain, net of tax	—	—	—	—	1,402	1,402
Net income	—	—	—	8,374	—	8,374
Balance as of September 30, 2023	5,548	$5,548	$12,005	$232,746	($25,040)	$225,259
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In Thousands)	2023	2022
Operating Activities:
Net income	$18,781	$22,146
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and amortization of premises and equipment	2,430	2,361
Amortization of software	865	881
Intangible asset amortization	11	19
Amortization of investment security premium, net of discount accretion	376	496
Unrealized loss on marketable equity securities	445	1,199
Stock-based compensation	619	568
Deferred loan fees and amortization, net of costs	(324)	(3,570)
Provision (benefit) for credit losses	2,957	(40)
Additions to home mortgage servicing rights carried at fair value	(2,440)	(3,378)
Change in fair value of home mortgage servicing rights carried at fair value	1,679	(607)
Change in fair value of commercial servicing rights carried at fair value	144	123
Gain on sale of loans	(6,366)	(12,306)
Proceeds from the sale of loans held for sale	267,165	539,984
Origination of loans held for sale	(296,412)	(503,384)
Gain on sale of other real estate owned	(929)	—
Impairment on other real estate owned	123	—
Proceeds from keyman life insurance	—	(2,002)
Net changes in assets and liabilities:
(Increase) in accrued interest receivable	(3,265)	(1,649)
Decrease in other assets	1,903	5,123
Increase (Decrease) in other liabilities	1,127	(5,123)
Net Cash (Used) Provided by Operating Activities	(11,111)	40,841
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(6,000)	(274,263)
Purchases of marketable equity securities	(324)	(3,933)
Purchases of FHLB stock	(5,441)	(728)
Purchases of investment securities held to maturity	—	(16,750)
Proceeds from sales/calls/maturities of securities available for sale	35,528	7,000
Proceeds from redemption of FHLB stock	2,923	15
(Increase) decrease in purchased receivables, net	(14,584)	2,202
(Increase) decrease in loans, net	(218,121)	11,230
Proceeds from sale of other real estate owned	929	—
Proceeds from keyman life insurance	—	2,002
Purchases of software	(104)	(14)
Purchases of premises and equipment	(5,529)	(2,128)
Net Cash (Used) by Investing Activities	(210,723)	(275,367)
Financing Activities:
Increase in deposits	40,719	17,704
Increase (decrease) in borrowings	49,686	(309)
Repurchase of common stock	(6,539)	(14,157)
Cash dividends paid	(10,154)	(7,618)
Net Cash Provided (Used) by Financing Activities	73,712	(4,380)
Net Change in Cash and Cash Equivalents	(148,122)	(238,906)
Cash and Cash Equivalents at Beginning of Period	259,350	645,827
Cash and Cash Equivalents at End of Period	$111,228	$406,921

Supplemental Information:
Income taxes paid	$2,031	$640
Interest paid	$18,340	$2,678
Noncash commitments to invest in Low Income Housing Tax Credit Partnerships	$14,273	$—
Transfer of loans to other real estate owned	$273	$—
Non-cash lease liability arising from obtaining right of use assets	$423	$—
Cash dividends declared but not paid	$106	$75

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements and corresponding footnotes have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end Consolidated Balance Sheet data was derived from the Company's audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company owns a 100% interest in Residential Mortgage Holding Company, LLC, the parent company of Residential Mortgage, LLC (collectively "RML") and consolidates their balance sheets and income statement into its financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company determined that it operates in two primary operating segments: Community Banking and Home Mortgage Lending. The Company has evaluated subsequent events and transactions for potential recognition or disclosure. Operating results for the interim period ended September 30, 2023 are not necessarily indicative of the results anticipated for the year ending December 31, 2023. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
Accounting pronouncements to be implemented in future periods
In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method ("ASU 2023-02"). Under current GAAP, an entity can only elect to apply the proportional amortization method to investments in low income housing tax credit ("LIHTC") structures. The amendments in ASU 2023-02 allow entities to elect to account for equity investments made primarily for the purpose of receiving income tax credits using the proportional amortization method, regardless of the tax credit program through which the investment earns income tax credits, if certain conditions are met. ASU 2023-02 provides amendments to paragraph ASC 323-740-25-1, which sets forth the conditions needed to apply the proportional amortization method. The amendments make certain limited changes to those conditions to clarify their application to a broader group of tax credit investment programs. However, the conditions in substance remain consistent with current GAAP. The amendments in this ASU 2023-02 also eliminate certain LIHTC-specific guidance to align the accounting more closely for LIHTCs with the accounting for other equity investments in tax credit structures and require that the delayed equity contribution guidance in paragraph ASC 323-740-25-3 applies only to tax equity investments accounted for using the proportional amortization method. ASU 2023-02 is effective for the Company for fiscal years beginning after December 15, 2023 and must be applied on either a modified retrospective or a retrospective basis. The Company does not have any equity investments made primarily for the purpose of receiving income tax credits except for LIHTC structures, which it accounts for using the proportional amortization method. The Company does not believe that the adoption of ASU 2023-02 will have a material impact on the Company's consolidated financial statements.

2. Investment Securities
Marketable Equity Securities
The Company held marketable equity securities with fair values of $10.6 million and $10.7 million at September 30, 2023 and December 31, 2022, respectively. The gross realized and unrealized gains (losses) recognized on marketable equity securities in other operating income in the Company's Consolidated Statements of Income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Unrealized gain (loss) on marketable equity securities	$12	$33	($445)	($1,199)
Gain on sale of marketable equity securities, net	—	—	—	—
Total	$12	$33	($445)	($1,199)

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

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2023
Securities available for sale
U.S. Treasury and government sponsored entities	$614,215	$—	($35,580)	$—	$578,635
Municipal securities	820	—	(11)	—	809
Corporate bonds	14,015	50	(587)	—	13,478
Collateralized loan obligations	60,164	—	(936)	—	59,228
Total securities available for sale	$689,214	$50	($37,114)	$—	$652,150

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2023
Securities held to maturity
Corporate bonds	$36,750	$—	($4,517)	$32,233
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$36,750	$—	($4,517)	$32,233

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2022
Securities available for sale
U.S. Treasury and government sponsored entities	$634,582	$1	($39,422)	$—	$595,161
Municipal securities	820	—	(25)	—	795
Corporate bonds	24,281	37	(674)	—	23,644
Collateralized loan obligations	59,434	—	(2,005)	—	57,429
Total securities available for sale	$719,117	$38	($42,126)	$—	$677,029

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Securities held to maturity
Corporate bonds	$36,750	$—	($4,111)	$32,639
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$36,750	$—	($4,111)	$32,639

Gross unrealized losses on available for sale securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2023 and December 31, 2022 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2023
Securities available for sale
U.S. Treasury and government sponsored entities	$42,827	($658)	$535,809	($34,922)	$578,636	($35,580)
Corporate bonds	—	—	6,431	(587)	6,431	(587)
Collateralized loan obligations	9,874	(126)	49,354	(810)	59,228	(936)
Municipal securities	—	—	809	(11)	809	(11)
Total	$52,701	($784)	$592,403	($36,330)	$645,104	($37,114)

December 31, 2022:
Securities available for sale
U.S. Treasury and government sponsored entities	$282,319	($8,876)	$302,840	($30,546)	$585,159	($39,422)
Corporate bonds	13,216	(43)	4,394	(631)	17,610	(674)
Collateralized loan obligations	22,309	(632)	35,120	(1,373)	57,429	(2,005)
Municipal securities	795	(25)	—	—	795	(25)
Total	$318,639	($9,576)	$342,354	($32,550)	$660,993	($42,126)

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

At September 30, 2023, the Company had 82 available for sale securities in an unrealized loss position without an ACL. At September 30, 2023, the Company had five held to maturity securities in an unrealized loss position without an ACL. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2023, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, primarily changes in interest rates, and therefore no losses have been recognized in the Company's Consolidated Statements of Income.

At September 30, 2023 and December 31, 2022, carrying amounts of $168.4 million and $59.3 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and estimated fair values of debt securities at September 30, 2023, are distributed by contractual maturity as shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
US Treasury and government sponsored entities
Within 1 year	$134,494	$132,302
1-5 years	479,721	446,333
Total	$614,215	$578,635
Corporate bonds
Within 1 year	$2,000	$1,981
1-5 years	22,015	20,836
5-10 years	26,750	25,842
Total	$50,765	$48,659
Collateralized loan obligations
5-10 years	$29,670	$29,450
Over 10 years	30,494	29,778
Total	$60,164	$59,228
Municipal securities
Within 1 year	$820	$809
Total	$820	$809

There were no proceeds from sales of investment securities for the three or nine-month periods ending September 30, 2023 and 2022.
A summary of interest income for the three and nine-month periods ending September 30, 2023 and 2022, on available for sale investment securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
US Treasury and government sponsored entities	$2,794	$2,137	$8,424	$4,375
Other	1,214	781	3,505	1,595
Total taxable interest income	$4,008	$2,918	$11,929	$5,970
Municipal securities	$4	$4	$13	$13
Total tax-exempt interest income	$4	$4	$13	$13
Total	$4,012	$2,922	$11,942	$5,983

3.  Loans and Allowance for Credit Losses
Loans Held for Sale
Loans held for sale are comprised entirely of 1-4 family residential mortgage loans as of September 30, 2023 and December 31, 2022.
Loans Held for Investment
The following table presents amortized cost and unpaid principal balance of loans, categorized by the segments used in the Company's Current Expected Credit Losses (“CECL”) methodology to assess credit risk, for the periods indicated:

	September 30, 2023			December 31, 2022
(In Thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial & industrial loans	$415,898	$417,695	($1,797)	$358,128	$359,900	($1,772)
Commercial real estate:
Owner occupied properties	357,455	359,019	(1,564)	349,973	351,580	(1,607)
Non-owner occupied and multifamily properties	506,256	509,939	(3,683)	482,270	486,021	(3,751)
Residential real estate:
1-4 family residential properties secured by first liens	180,849	180,719	130	73,381	73,674	(293)
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	27,535	27,342	193	20,259	20,103	156
1-4 family residential construction loans	32,185	32,374	(189)	44,000	44,314	(314)
Other construction, land development and raw land loans	119,716	120,909	(1,193)	99,182	100,075	(893)
Obligations of states and political subdivisions in the US	30,463	30,465	(2)	32,539	32,540	(1)
Agricultural production, including commercial fishing	40,923	41,143	(220)	34,099	34,263	(164)
Consumer loans	5,986	5,930	56	4,335	4,293	42
Other loans	2,825	2,842	(17)	3,619	3,632	(13)
Total	1,720,091	1,728,377	(8,286)	1,501,785	1,510,395	(8,610)
Allowance for credit losses	(16,491)			(13,838)
	$1,703,600	$1,728,377	($8,286)	$1,487,947	$1,510,395	($8,610)
The difference between the amortized cost and unpaid principal balance is net deferred origination fees totaling $8.3 million at September 30, 2023 and $8.6 million at December 31, 2022.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $8.0 million and $5.5 million at September 30, 2023 and December 31, 2022, respectively, and is included in other assets in the Consolidated Balance Sheets.
Amortized cost in the above table includes $3.2 million and $7.1 million as of September 30, 2023 and December 31, 2022, respectively, in Paycheck Protection Program loans administered by the U.S. Small Business Administration ("SBA") within the Commercial & industrial loan segment.

Allowance for Credit Losses
The table below presents activity in the ACL related to loans held for investment for the periods indicated. The ACL for loans held for investment increased $2.7 million from December 31, 2022 primarily due to higher non-government guaranteed loan balances as well as a decrease in estimated prepayment rates in the Company's discounted cash flow model given the current economic environment. These changes were only partially offset by a decrease in the Company's forecasted future unemployment rates.

Three Months Ended September 30,	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2023
Commercial & industrial loans	$3,418	($55)	($91)	$181	$3,453
Commercial real estate:
Owner occupied properties	2,807	(15)	—	—	2,792
Non-owner occupied and multifamily properties	3,260	(36)	—	—	3,224
Residential real estate:
1-4 family residential properties secured by first liens	3,206	334	—	—	3,540
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	423	78	—	5	506
1-4 family residential construction loans	206	(31)	—	—	175
Other construction, land development and raw land loans	1,996	480	—	—	2,476
Obligations of states and political subdivisions in the US	88	(11)	—	—	77
Agricultural production, including commercial fishing	162	2	—	—	164
Consumer loans	74	4	—	1	79
Other loans	5	—	—	—	5
Total	$15,645	$750	($91)	$187	$16,491
2022
Commercial & industrial loans	$2,961	($1,344)	($45)	$1,325	$2,897
Commercial real estate:
Owner occupied properties	2,573	132	—	55	2,760
Non-owner occupied and multifamily properties	3,107	120	—	—	3,227
Residential real estate:
1-4 family residential properties secured by first liens	620	73	—	5	698
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	327	30	—	9	366
1-4 family residential construction loans	231	50	—	—	281
Other construction, land development and raw land loans	1,462	15	—	—	1,477
Obligations of states and political subdivisions in the US	59	4	—	—	63
Agricultural production, including commercial fishing	127	13	—	—	140
Consumer loans	64	3	(3)	2	66
Other loans	6	1	—	—	7
Total	$11,537	($903)	($48)	$1,396	$11,982

Nine Months Ended September 30,	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2023
Commercial & industrial loans	$2,914	$412	($140)	$267	$3,453
Commercial real estate:
Owner occupied properties	3,094	(302)	—	—	2,792
Non-owner occupied and multifamily properties	3,615	(391)	—	—	3,224
Residential real estate:
1-4 family residential properties secured by first liens	1,413	2,127	—	—	3,540
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	389	100	—	17	506
1-4 family residential construction loans	312	(137)	—	—	175
Other construction, land development and raw land loans	1,803	673	—	—	2,476
Obligations of states and political subdivisions in the US	79	(2)	—	—	77
Agricultural production, including commercial fishing	145	19	—	—	164
Consumer loans	68	21	(14)	4	79
Other loans	6	(1)	—	—	5
Total	$13,838	$2,519	($154)	$288	$16,491
2022
Commercial & industrial loans	$3,027	($1,065)	($506)	$1,441	$2,897
Commercial real estate:
Owner occupied properties	3,176	(471)	—	55	2,760
Non-owner occupied and multifamily properties	2,930	297	—	—	3,227
Residential real estate:
1-4 family residential properties secured by first liens	439	254	—	5	698
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	215	121	—	30	366
1-4 family residential construction loans	120	161	—	—	281
Other construction, land development and raw land loans	1,635	(158)	—	—	1,477
Obligations of states and political subdivisions in the US	32	31	—	—	63
Agricultural production, including commercial fishing	91	34	—	15	140
Consumer loans	67	(1)	(3)	3	66
Other loans	7	—	—	—	7
Total	$11,739	($797)	($509)	$1,549	$11,982

The following table shows gross charge-offs by grade and by year of loan origination for the periods indicated:

Nine Months Ended September 30,

(In Thousands)	2023	2022	2021	2020	2019	Prior	Total
2023
Commercial & industrial loans	$—	$—	$49	$—	$—	$91	$140
Consumer loans	—	1	—	—	—	13	14
Total	$—	$1	$49	$—	$—	$104	$154
Credit Quality Information
As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management utilizes a loan risk grading system called the Asset Quality Rating (“AQR”) system to assign a risk classification to each of its loans. The risk classification is a dual rating system that contemplates both probability of default and risk of loss given default. Loans are graded on a scale of 1 to 10 and, loans graded 1 – 6 are considered “pass” grade loans. Loans graded 7 or higher are considered “classified” loans. A description of the general characteristics of the AQR risk classifications are as follows:
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

Classified loans:
Special Mention – 7: A “special mention” credit has weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset at some future date.

Substandard – 8: A “substandard” credit is inadequately protected by the current worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Northrim Bank will sustain some loss if the deficiencies are not corrected.

Doubtful – 9: An asset classified “doubtful” has all the weaknesses inherent in one that is classified "substandard-8" with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable. The loan has substandard characteristics, and available information suggests that it is unlikely that the loan will be repaid in its entirety.

Loss – 10: An asset classified “loss” is considered uncollectible and of such little value that its continuance on the books is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset, even though partial recovery may be affected in the future.

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

September 30, 2023	2023	2022	2021	2020	2019	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$96,467	$123,831	$58,372	$24,947	$14,227	$48,281	$366,125
Classified	3,916	18,880	17,231	7,235	65	2,446	49,773
Total commercial & industrial loans	$100,383	$142,711	$75,603	$32,182	$14,292	$50,727	$415,898

Commercial real estate:
Owner occupied properties
Pass	$26,585	$68,242	$72,939	$83,211	$30,245	$73,253	$354,475

Classified	—	—	—	1,152	—	1,828	2,980
Total commercial real estate owner occupied properties	$26,585	$68,242	$72,939	$84,363	$30,245	$75,081	$357,455

Non-owner occupied and multifamily properties
Pass	$38,234	$95,181	$83,998	$69,550	$56,536	$153,324	$496,823
Classified	—	—	—	—	—	9,433	9,433
Total commercial real estate non-owner occupied and multifamily properties	$38,234	$95,181	$83,998	$69,550	$56,536	$162,757	$506,256

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$114,314	$48,278	$5,120	$4,736	$2,434	$5,835	$180,717
Classified	—	—	—	—	—	132	132
Total residential real estate 1-4 family residential properties secured by first liens	$114,314	$48,278	$5,120	$4,736	$2,434	$5,967	$180,849

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$10,648	$5,283	$2,446	$1,452	$2,324	$5,053	$27,206
Classified	—	—	—	—	—	329	329
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$10,648	$5,283	$2,446	$1,452	$2,324	$5,382	$27,535

1-4 family residential construction loans
Pass	$16,057	$6,205	$1,118	$21	$—	$8,675	$32,076
Classified	—	—	—	—	—	109	109
Total residential real estate 1-4 family residential construction loans	$16,057	$6,205	$1,118	$21	$—	$8,784	$32,185

Other construction, land development and raw land loans
Pass	$18,172	$53,412	$33,797	$3,186	$1,479	$7,897	$117,943
Classified	—	—	—	—	—	1,773	1,773
Total other construction, land development and raw land loans	$18,172	$53,412	$33,797	$3,186	$1,479	$9,670	$119,716

Obligations of states and political subdivisions in the US
Pass	$—	$30,341	$—	$—	$—	$122	$30,463
Classified	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$—	$30,341	$—	$—	$—	$122	$30,463

Agricultural production, including commercial fishing
Pass	$7,842	$9,892	$17,095	$3,567	$589	$1,938	$40,923
Classified	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$7,842	$9,892	$17,095	$3,567	$589	$1,938	$40,923

Consumer loans
Pass	$2,791	$1,094	$282	$394	$279	$1,133	$5,973
Classified	—	13	—	—	—	—	13
Total consumer loans	$2,791	$1,107	$282	$394	$279	$1,133	$5,986

Other loans
Pass	$590	$190	$313	$1,379	$331	$22	$2,825
Classified	—	—	—	—	—	—	—
Total other loans	$590	$190	$313	$1,379	$331	$22	$2,825

Total loans
Pass	$331,700	$441,949	$275,480	$192,443	$108,444	$305,533	$1,655,549
Classified	3,916	18,893	17,231	8,387	65	16,050	64,542
Total loans	$335,616	$460,842	$292,711	$200,830	$108,509	$321,583	$1,720,091

Total pass loans	$331,700	$441,949	$275,480	$192,443	$108,444	$305,533	$1,655,549
Government guarantees	(842)	(8,194)	(19,164)	(2,469)	(12,321)	(7,726)	(50,716)
Total pass loans, net of government guarantees	$330,858	$433,755	$256,316	$189,974	$96,123	$297,807	$1,604,833

Total classified loans	$3,916	$18,893	$17,231	$8,387	$65	$16,050	$64,542
Government guarantees	(3,849)	(16,896)	(15,331)	(7,259)	—	(8,500)	(51,835)
Total classified loans, net government guarantees	$67	$1,997	$1,900	$1,128	$65	$7,550	$12,707

December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$157,555	$86,543	$37,147	$17,881	$9,844	$40,571	$349,541
Classified	137	4,879	397	91	2,737	346	8,587
Total commercial & industrial loans	$157,692	$91,422	$37,544	$17,972	$12,581	$40,917	$358,128

Commercial real estate:
Owner occupied properties
Pass	$66,955	$70,777	$90,496	$32,564	$13,233	$69,701	$343,726
Classified	—	—	1,261	—	165	4,821	6,247
Total commercial real estate owner occupied properties	$66,955	$70,777	$91,757	$32,564	$13,398	$74,522	$349,973

Non-owner occupied and multifamily properties
Pass	$94,412	$82,352	$71,407	$58,033	$16,905	$149,223	$472,332
Classified	—	—	—	274	3	9,661	9,938
Total commercial real estate non-owner occupied and multifamily properties	$94,412	$82,352	$71,407	$58,307	$16,908	$158,884	$482,270

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$52,117	$5,088	$6,001	$2,535	$462	$6,968	$73,171
Classified	—	—	—	—	79	131	210
Total residential real estate 1-4 family residential properties secured by first liens	$52,117	$5,088	$6,001	$2,535	$541	$7,099	$73,381

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$6,992	$3,376	$2,041	$2,763	$2,781	$2,060	$20,013
Classified	—	—	—		239	7	246
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$6,992	$3,376	$2,041	$2,763	$3,020	$2,067	$20,259

1-4 family residential construction loans
Pass	$26,860	$3,897	$61	$—	$—	$13,073	$43,891
Classified	—	—	—	—	—	109	109
Total residential real estate 1-4 family residential construction loans	$26,860	$3,897	$61	$—	$—	$13,182	$44,000

Other construction, land development and raw land loans
Pass	$38,673	$42,448	$5,740	$1,713	$3,675	$5,112	$97,361
Classified	—	—	—	—	369	1,452	1,821
Total other construction, land development and raw land loans	$38,673	$42,448	$5,740	$1,713	$4,044	$6,564	$99,182

Obligations of states and political subdivisions in the US
Pass	$32,319	$—	$—	$—	$219	$1	$32,539
Classified	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$32,319	$—	$—	$—	$219	$1	$32,539

Agricultural production, including commercial fishing
Pass	$9,748	$17,692	$3,740	$604	$879	$1,436	$34,099
Classified	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$9,748	$17,692	$3,740	$604	$879	$1,436	$34,099

Consumer loans
Pass	$1,513	$363	$481	$345	$235	$1,391	$4,328

Classified	—	—	—	—	—	7	7
Total consumer loans	$1,513	$363	$481	$345	$235	$1,398	$4,335

Other loans
Pass	$1,291	$330	$1,547	$384	$—	$67	$3,619
Classified	—	—	—	—	—	—	—
Total other loans	$1,291	$330	$1,547	$384	$—	$67	$3,619

Total loans
Pass	$488,435	$312,866	$218,661	$116,822	$48,233	$289,603	$1,474,620
Classified	137	4,879	1,658	365	3,592	16,534	27,165
Total loans	$488,572	$317,745	$220,319	$117,187	$51,825	$306,137	$1,501,785

Total pass loans	$488,435	$312,866	$218,661	$116,822	$48,233	$289,603	$1,474,620
Government guarantees	(25,172)	(36,531)	(9,751)	(12,885)	(2,964)	(5,314)	(92,617)
Total pass loans, net of government guarantees	$463,263	$276,335	$208,910	$103,937	$45,269	$284,289	$1,382,003

Total classified loans	$137	$4,879	$1,658	$365	$3,592	$16,534	$27,165
Government guarantees	—	(4,396)	(1,135)	—	—	(9,293)	(14,824)
Total classified loans, net government guarantees	$137	$483	$523	$365	$3,592	$7,241	$12,341

Past Due Loans: The following tables present an aging of contractually past due loans as of the periods presented:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due Still Accruing
September 30, 2023
Commercial & industrial loans	$3,748	$—	$297	$4,045	$411,853	$415,898	$—
Commercial real estate:
Owner occupied properties	—	—	271	271	357,184	357,455	—
Non-owner occupied and multifamily properties	380	—	—	380	505,876	506,256	—
Residential real estate:
1-4 family residential properties secured by first liens	—	—	28	28	180,821	180,849	28
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	—	159	159	27,376	27,535	—
1-4 family residential construction loans	—	—	109	109	32,076	32,185	—
Other construction, land development and raw land loans		—	1,545	1,545	118,171	119,716	—
Obligations of states and political subdivisions in the US	—	—	—	—	30,463	30,463	—
Agricultural production, including commercial fishing	—	—	—	—	40,923	40,923	—
Consumer loans	—	13	—	13	5,973	5,986	—
Other loans	—	—	—	—	2,825	2,825	—
Total	$4,128	$13	$2,409	$6,550	$1,713,541	$1,720,091	$28
December 31, 2022
Commercial & industrial loans	$37	$521	$56	$614	$357,514	$358,128	$—
Commercial real estate:
Owner occupied properties	—	—	798	798	349,175	349,973	—
Non-owner occupied and multifamily properties	—	—	274	274	481,996	482,270	—
Residential real estate:
1-4 family residential properties secured by first liens	60	79	72	211	73,170	73,381	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	112	—	127	239	20,020	20,259	—
1-4 family residential construction loans	—	—	109	109	43,891	44,000	—
Other construction, land development and raw land loans	—	—	1,545	1,545	97,637	99,182	—
Obligations of states and political subdivisions in the US	—	—	—	—	32,539	32,539	—
Agricultural production, including commercial fishing	—	—	—	—	34,099	34,099	—
Consumer loans	6	80	—	86	4,249	4,335	—
Other loans	—	—	—	—	3,619	3,619	—
Total	$215	$680	$2,981	$3,876	$1,497,909	$1,501,785	$—

Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $5.0 million and $6.4 million at September 30, 2023 and December 31, 2022, respectively. The following table presents loans on nonaccrual status and loans on nonaccrual status for the periods presented for which there was no related ACL. All loans with no ACL are individually evaluated for credit losses in the Company's CECL methodology.

	September 30, 2023		December 31, 2022
(In Thousands)	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL

Commercial & industrial loans	$4,254	$4,056	$3,294	$3,287
Commercial real estate:
Owner occupied properties	306	271	1,457	1,457
Non-owner occupied and multifamily properties	—	—	274	274
Residential real estate:
1-4 family residential properties secured by first liens	53	—	151	144
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	225	119	246	198
1-4 family residential construction loans	109	109	109	109
Other construction, land development and raw land loans	1,545	1,545	1,545	1,545
Total nonaccrual loans	6,492	6,100	7,076	7,014
Government guarantees on nonaccrual loans	(1,455)	(1,455)	(646)	(646)
Net nonaccrual loans	$5,037	$4,645	$6,430	$6,368

There was no interest on nonaccrual loans reversed through interest income during three and nine-month periods ending September 30, 2023. There was no interest on nonaccrual loans reversed through interest income during the three-month period ending September 30, 2022 and $2,000 interest on nonaccrual loans reversed through interest income during the nine-month period ending September 30, 2022.

There was no interest earned on nonaccrual loans with a principal balance during the three and nine-month periods ending September 30, 2023 and September 30, 2022. However, the Company recognized interest income of $200,000 and $1.2 million in the three-month periods ending September 30, 2023 and 2022, respectively, and $584,000 and $2.1 million in the nine-month periods ending September 30, 2023 and 2022, respectively, related to interest collected on nonaccrual loans whose principal had been paid down to zero.

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

As discussed in Note 1, the Company adopted ASU 2022-02 effective January 1, 2023. ASU 2022-02 eliminates the accounting guidance for loans classified as TDRs. TDRs totaled $5.1 million at December 31, 2022.
The following table shows the amortized cost basis of the loans that were both experiencing financial difficulty and modified as of the dates indicated, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Three Months Ended September 30, 2023
	Term Modification	Term and payment modifications	Total Modifications	Percentage of Class of Financing Receivable
(In Thousands)
Commercial real estate:
Owner occupied properties	$—	$271	$271	0.08%
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	119	—	119	0.43%
1-4 family residential construction loans	109	—	109	0.34%
Other construction, land development and raw land loans	968	577	1,545	1.29%
Total	$1,196	$848	$2,044	0.12%

	Nine Months Ended September 30, 2023
	Term Modification	Payment Modification	Term and payment modifications	Total Modifications	Percentage of Class of Financing Receivable
(In Thousands)
Commercial & industrial loans	$1,511	$1,985	$—	$3,496	0.84%
Commercial real estate:
Owner occupied properties	—	—	271	271	0.08%
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	119	—	—	119	0.43%
1-4 family residential construction loans	109	—	—	109	0.34%
Other construction, land development and raw land loans	968	—	577	1,545	1.29%
Total	$2,707	$1,985	$848	$5,540	0.32%

The Company has no outstanding commitments to the borrowers included in the previous table.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty as of the dates indicated:

	Three Months Ended September 30, 2023
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (months)
(In Thousands)
Commercial real estate:
Owner occupied properties	—	—%	5
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	—%	5
1-4 family residential construction loans	—	—%	5
Other construction, land development and raw land loans	—	—%	5

	Nine Months Ended September 30, 2023
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (months)
(In Thousands)
Commercial & industrial loans	$—	—%	20
Commercial real estate:
Owner occupied properties	—	—%	5
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	—%	5
1-4 family residential construction loans	—	—%	5
Other construction, land development and raw land loans	—	—%	5

The Company monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the payment performance of such loans as of the dates indicated:

	September 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
(In Thousands)
Commercial real estate:
Owner occupied properties	$—	$—	$271	$271
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	—	119	119
1-4 family residential construction loans	—	—	109	109
Other construction, land development and raw land loans	—	—	1,545	1,545
Total	$—	$—	$2,044	$2,044

The following table presents the amortized cost basis of loans that had a payment default during the three-months ended September 30, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty:

	September 30, 2023
	Term modification	Term and payment modification
(In Thousands)
Commercial real estate:
Owner occupied properties	$—	$271
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	119	—
1-4 family residential construction loans	109	—
Other construction, land development and raw land loans	968	577
Total	$1,196	$848

Upon the Company's determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The provisions of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act included an election to not apply the guidance on accounting for TDRs to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company has elected to adopt these provisions of the CARES Act. As of September 30, 2023, the Company has no loan modifications related to COVID-19, which are not classified as TDRs. At December 31, 2022, the Company had made the following types of loan modifications related to COVID-19 with a principal balance outstanding of:

Loan Modifications due to COVID-19 as of December 31, 2022
(Dollars in thousands)	Interest Only	Full Payment Deferral	Total
Portfolio loans	$999	$—	$999
Number of modifications	1	—	1

4. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of an ACL, and have a maturity of less than one year. There were no purchased receivables past due at September 30, 2023 or December 31, 2022, and there were no restructured purchased receivables at September 30, 2023 or December 31, 2022.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  There were no nonperforming purchased receivables as of September 30, 2023 or December 31, 2022.
There was no activity and no balance in the ACL for purchased receivables as of September 30, 2023 or December 31, 2022.
The following table summarizes the components of net purchased receivables for the dates indicated:

(In Thousands)	September 30, 2023	December 31, 2022
Purchased receivables	$34,578	$19,994
Allowance for credit losses - purchased receivables	—	—
Total	$34,578	$19,994

5. Servicing Rights
Mortgage servicing rights
The following table details the activity in the Company's mortgage servicing rights ("MSR") for the three and nine-month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022

Balance, beginning of period	$18,248	$16,301	$18,635	$13,724
Additions for new MSR capitalized	1,458	1,263	2,440	3,378
Changes in fair value:
Due to changes in model inputs of assumptions (1)	—	555	(215)	1,522
Other (2)	(310)	(410)	(1,464)	(915)
Balance, end of period	$19,396	$17,709	$19,396	$17,709

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

The following table details information related to our serviced mortgage loan portfolio as of September 30, 2023 and December 31, 2022:

(In Thousands)	September 30, 2023	December 31, 2022

Balance of mortgage loans serviced for others	$982,098	$898,840
Weighted average rate of note	3.82%	3.47%
MSR as a percentage of serviced loans	1.97%	2.07%

    The Company recognized servicing fees of $937,000 and $858,000 during the three-month periods ending September 30, 2023 and 2022, respectively, and $2.7 million and $2.4 million during the nine-month periods ending September 30, 2023 and 2022, respectively, which includes contractually specified servicing fees and ancillary fees as a component of other noninterest income in the Company's Consolidated Statements of Income.

    The following table outlines the weighted average key assumptions used in measuring the fair value of MSRs and the sensitivity of the current fair value of MSRs to immediate adverse changes in those assumptions as of the dates indicated. See Note 8 for additional information on key assumptions for MSRs.

(In Thousands)	September 30, 2023	December 31, 2022

Fair value of MSRs	$19,396	$18,635
Expected weighted-average life (in years)	10.82	9.46

Key assumptions:
Constant prepayment rate[1]	7.88%	6.64%
Impact on fair value from 10% adverse change	($536)	($518)
Impact on fair value from 25% adverse change	($984)	($1,233)
Discount rate	10.97%	11.25%
Impact on fair value from 100 basis point increase	($821)	($635)
Impact on fair value from 200 basis point increase	($1,579)	($1,224)
Cost to service assumptions ($ per loan)	$82	$91
Impact on fair value from 10% adverse change	($156)	($153)
Impact on fair value from 25% adverse change	($389)	($382)
1Prepayment speeds are influenced by mortgage interest rates as well as our estimation of drivers of borrower behavior.
    These sensitivities in the preceding table are hypothetical and caution should be exercised when relying on this data. Changes in value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in the value may not be linear. Also, the effect of a variation in a particular assumption on the value of the MSR held is calculated independently without changing any other assumptions. In reality, changes in one factor may result in changes in others, which might magnify or counteract the sensitivities.

Commercial servicing rights
    The commercial servicing rights asset ("CSR") has a carrying value of $2.1 million at September 30, 2023 and December 31, 2022, respectively, and is included in other assets and carried at fair value on the Company's Consolidated Balance Sheets. Total commercial loans serviced for others were $283.7 million and $285.3 million at September 30, 2023 and December 31, 2022, respectively. Key assumptions used in measuring the fair value of the CSR as of September 30, 2023 and December 31, 2022 include a constant prepayment rate of 10.19% and a discount rate of 12.00%.

6. Leases

    The Company's lease commitments consist primarily of agreements to lease land and office facilities that it occupies to operate several of its retail branch locations that are classified as operating leases and are recognized on the balance sheet as right-of-use (“ROU”) assets and lease liabilities. As of September 30, 2023, the Company has operating lease ROU assets of $9.7 million and operating lease liabilities of $9.7 million. As of December 31, 2022, the Company had operating lease ROU assets of $9.9 million and operating lease liabilities of $9.9 million. The Company did not have any agreements that are classified as finance leases as of September 30, 2023 or December 31, 2022.

    The following table presents additional information about the Company's operating leases for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Lease Cost
Operating lease cost(1)	$708	$693	$2,109	$2,046
Short term lease cost(1)	36	9	115	26
Total lease cost	$744	$702	$2,224	$2,072

Other information
Operating leases - operating cash flows			$1,966	$1,901
Weighted average lease term - operating leases, in years			10.23	10.39
Weighted average discount rate - operating leases			3.54%	3.28%
(1) Expenses are classified within occupancy expense on the Consolidated Statements of Income.

    The table below reconciles the remaining undiscounted cash flows for the next five years for each twelve-month period presented (unless otherwise indicated) and the total of the subsequent remaining years to the operating lease liabilities recorded on the balance sheet:

(In Thousands)	Operating Leases
2023 (Three months)	$662
2024	2,637
2025	2,285
2026	1,130
2027	731
Thereafter	4,418
Total minimum lease payments	$11,863
Less: amount of lease payment representing interest	(2,190)
Present value of future minimum lease payments	$9,673

7.  Derivatives
Derivatives swaps related to community banking activities
    The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution (“counterparty”). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a “well-capitalized” institution under regulatory guidelines, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $552,000 as of September 30, 2023 and $553,000 as of December 31, 2022, in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements.
    The Company had interest rate swaps related to commercial loans with an aggregate notional amount of $219.8 million and $226.2 million at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, the notional amount of interest rate swaps is made up of 20 variable to fixed rate swaps to commercial loan customers totaling $109.9 million, and 20 fixed to variable rate swaps with a counterparty totaling $109.9 million. Changes in fair value from these 20 interest rate swaps offset each other in the first nine months of 2023. The Company recognized no fee income related to interest rate swaps in the three-month periods ending September 30, 2023 and 2022, respectively, and $61,000 and $90,000 in fee income related to interest rate swaps in the nine-month periods ending September 30, 2023 and 2022, respectively. Interest rate swap income is recorded in other operating income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
    The Company has an interest rate swap to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Northrim Statutory Trust 2 at 3.72% through its maturity date. As of September 30, 2023, the floating rate that the dealer pays is equal to the three month Secured Overnight Financing Rate, also known as SOFR, plus 1.63% which reprices quarterly on the payment date. This rate was 7.04% as of September 30, 2023. The Company pledged $130,000 in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of September 30, 2023 and $130,000 as of December 31, 2022. Changes in the fair value of this interest rate swap are reported in other comprehensive income on the Consolidated Statements of Income. The unrealized gain, net of tax on this interest rate swap was $1.5 million as of September 30, 2023 and the unrealized gain, net of tax was $1.0 million as of December 31, 2022.
Derivatives related to home mortgage banking activities
    The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as “interest rate lock commitments”. The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. RML had commitments to originate mortgage loans held for sale totaling $50.1 million and $29.1 million at September 30, 2023 and December 31, 2022, respectively. Changes in the value of RML's interest rate derivatives are recorded in mortgage banking income on the Consolidated Statements of Income. None of these derivatives are designated as hedging instruments.

    The following table presents the fair value of derivatives not designated as hedging instruments at September 30, 2023 and December 31, 2022:

(In Thousands)	Asset Derivatives
		September 30, 2023	December 31, 2022
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$15,797	$12,725
Interest rate lock commitments	Other assets	518	440
Retail interest rate contracts	Other assets	145	—
Total		$16,460	$13,165

(In Thousands)	Liability Derivatives
		September 30, 2023	December 31, 2022
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$15,797	$12,725
Retail interest rate contracts	Other liabilities	—	3
Total		$15,797	$12,728
    The following table presents the net gains (losses) of derivatives not designated as hedging instruments for periods indicated below:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	Income Statement Location	2023	2022	2023	2022
Retail interest rate contracts	Mortgage banking income	$84	$1,347	$375	$4,297
Interest rate lock commitments	Mortgage banking income	(312)	(1,365)	46	(1,016)
Total		($228)	($18)	$421	$3,281
    Our derivative transactions with counterparties under International Swaps and Derivative Association master agreements include “right of set-off” provisions. “Right of set-off” provisions are legally enforceable rights to offset recognized amounts and there may be an intention to settle such amounts on a net basis. We do not offset such financial instruments for financial reporting purposes.

    The following table summarizes the derivatives that have a right of offset as of September 30, 2023 and December 31, 2022:

September 30, 2023				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$15,797	$—	$15,797	$—	$—	$15,797
Retail interest rate contracts	145	—	145	—	—	145

Liability Derivatives
Interest rate swaps	$15,797	$—	$15,797	$—	$15,797	$—

December 31, 2022				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$12,725	$—	$12,725	$—	$—	$12,725

Liability Derivatives
Interest rate swaps	$12,725	$—	$12,725	$—	$12,725	$—
Retail interest rate contracts	3	—	3	—	—	3

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

Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2023, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Company has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.

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

    Estimated fair values as of the periods indicated are as follows:

	September 30, 2023		December 31, 2022
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$111,228	$111,228	$259,350	$259,350
Investment securities available for sale	327,468	327,468	356,837	356,837
Marketable equity securities	10,615	10,615	10,740	10,740

Level 2 inputs:
Investment securities available for sale	324,682	324,682	320,192	320,192
Investment in Federal Home Loan Bank stock	6,334	6,334	3,816	3,816
Loans held for sale	63,151	63,151	27,538	27,538
Interest rate swaps	17,279	17,279	14,179	14,179
Retail interest rate contracts	145	145	—	—

Level 3 inputs:
Investment securities held to maturity	36,750	32,233	36,750	32,639
Loans	1,720,091	1,594,495	1,501,785	1,408,350
Purchased receivables, net	34,578	34,578	19,994	19,994
Interest rate lock commitments	518	518	440	440
Mortgage servicing rights	19,396	19,396	18,635	18,635
Commercial servicing rights	2,118	2,118	2,129	2,129

Financial liabilities:
Level 2 inputs:
Deposits	$2,427,930	$2,424,081	$2,387,211	$2,383,975
Borrowings	63,781	61,374	14,095	12,382
Interest rate swaps	15,797	15,797	12,725	12,725
Retail interest rate contracts	—	—	3	3

Level 3 inputs:
Junior subordinated debentures	10,310	11,391	10,310	11,266

    The following table sets forth the balances as of the periods indicated of assets and liabilities measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$578,635	$313,990	$264,645	$—
Municipal securities	809	—	809	—
Corporate bonds	13,478	13,478	—	—
Collateralized loan obligations	59,228	—	59,228	—
Total available for sale securities	$652,150	$327,468	$324,682	$—
Marketable equity securities	$10,615	$10,615	$—	$—
Total marketable equity securities	$10,615	$10,615	$—	$—
Interest rate swaps	$17,872	$—	$17,872	$—
Interest rate lock commitments	518	—	—	518
Mortgage servicing rights	19,396	—	—	19,396
Commercial servicing rights	2,118	—	—	2,118
Retail interest rate contracts	145	—	145	—
Total other assets	$40,049	$—	$18,017	$22,032
Liabilities:
Interest rate swaps	$15,797	$—	$15,797	$—
Total other liabilities	$15,797	$—	$15,797	$—
December 31, 2022
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$595,161	$333,193	$261,968	$—
Municipal securities	795	—	795	—
Corporate bonds	23,644	23,644	—	—
Collateralized loan obligations	57,429	—	57,429	—
Total available for sale securities	$677,029	$356,837	$320,192	$—
Marketable equity securities	$10,740	$10,740	$—	$—
Total marketable securities	$10,740	$10,740	$—	$—
Interest rate swaps	$14,178	$—	$14,178	$—
Interest rate lock commitments	440	—	—	440
Mortgage servicing rights	18,635	—	—	18,635
Commercial servicing rights	2,129	—	—	2,129
Total other assets	$35,382	$—	$14,178	$21,204
Liabilities:
Interest rate swaps	$12,725	$—	$12,725	$—
Retail interest rate contracts	3	—	3	—
Total other liabilities	$12,728	$—	$12,728	$—

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine-month periods ended September 30, 2023 and 2022:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended September 30, 2023
Interest rate lock commitments	$851	($267)	$2,021	($2,087)	$518	$518
Mortgage servicing rights	18,248	(310)	1,458	—	19,396	—
Commercial servicing rights	2,139	(39)	18	—	2,118	—
Total	$21,238	($616)	$3,497	($2,087)	$22,032	$518
Three Months Ended September 30, 2022
Interest rate lock commitments	$2,567	($370)	$2,976	($4,819)	$354	$354
Mortgage servicing rights	16,301	145	1,263	—	17,709	—
Commercial servicing rights	1,069	(75)	73	—	1,067	—
Total	$19,937	($300)	$4,312	($4,819)	$19,130	$354

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Nine Months Ended September 30, 2023
Interest rate lock commitments	$440	($819)	$6,253	($5,356)	$518	$518
Mortgage servicing rights	18,635	(1,679)	2,440	—	19,396	—
Commercial servicing rights	2,129	(144)	133	—	2,118	—
Total	$21,204	($2,642)	$8,826	($5,356)	$22,032	$518
Nine Months Ended September 30, 2022
Interest rate lock commitments	$1,387	($1,399)	$11,189	($10,823)	$354	$354
Mortgage servicing rights	13,724	607	3,378	—	17,709	—
Commercial servicing rights	1,084	(123)	106	—	1,067	—
Total	$16,195	($915)	$14,673	($10,823)	$19,130	$354

    There were no changes in unrealized gains and losses for the three and nine-month periods ending September 30, 2023 and 2022 included in other comprehensive income for recurring Level 3 fair value measurements.

    As of and for the periods ending September 30, 2023 and December 31, 2022, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis.  For loans individually measured for credit losses, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Other real estate owned	$150	$—	$150	$—
Total	$150	$—	$150	$—
December 31, 2022
Loans individually measured for credit losses	$—	$—	$—	$—
Total	$—	$—	$—	$—
    The following table presents the (gains) losses resulting from nonrecurring fair value adjustments for the three and nine-month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Other real estate owned	$123	$—	$123	$—
Total loss from nonrecurring measurements	$123	$—	$123	$—

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
    The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at September 30, 2023 and December 31, 2022:

Financial Instrument	Valuation Technique - Recurring Basis	Unobservable Input	Weighted Average Rate Range
September 30, 2023
Interest rate lock commitment	External pricing model	Pull through rate	93.62%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	7.48% - 15.13%
		Discount rate	9.50% - 11.00%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	4.19% - 22.87%
		Discount rate	12.00%
December 31, 2022
Interest rate lock commitment	External pricing model	Pull through rate	93.18%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	6.62% - 7.43%
		Discount rate	11.25%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	4.19% - 22.87%
		Discount rate	12.00%

Financial Instrument	Valuation Technique - Nonrecurring Basis	Unobservable Input	Weighted Average Rate Range
September 30, 2023
Other real estate owned	Fair value of collateral	Estimated capital costs to complete improvements	45%

9.  Segment Information
    The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of September 30, 2023, the Community Banking segment operated 19 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
    Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended September 30, 2023
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$31,341	$3,067	$34,408
Interest expense	7,291	767	8,058
Net interest income	24,050	2,300	26,350
Provision for credit losses	1,190	—	1,190
Other operating income	3,597	4,405	8,002
Other operating expense	16,945	5,951	22,896
Income before provision for income taxes	9,512	754	10,266
Provision for income taxes	1,710	182	1,892
Net income	$7,802	$572	$8,374

	Three Months Ended September 30, 2022
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$26,900	$659	$27,559
Interest expense	1,232	16	1,248
Net interest income	25,668	643	26,311
Benefit for credit losses	(353)	—	(353)
Other operating income	2,938	5,734	8,672
Other operating expense	15,977	6,309	22,286
Income before provision for income taxes	12,982	68	13,050
Provision for income taxes	2,911	14	2,925
Net income	$10,071	$54	$10,125

	Nine Months Ended September 30, 2023
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$89,509	$6,514	$96,023
Interest expense	18,007	1,492	19,499
Net interest income	71,502	5,022	76,524
Provision for credit losses	2,957	—	2,957
Other operating income	9,564	10,326	19,890
Other operating expense	52,168	18,020	70,188
Income (loss) before provision for income taxes	25,941	(2,672)	23,269
Provision for income taxes	5,216	(728)	4,488
Net income (loss)	$20,725	($1,944)	$18,781

	Nine Months Ended September 30, 2022
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$68,919	$1,690	$70,609
Interest expense	2,739	43	2,782
Net interest income	66,180	1,647	67,827
Benefit for credit losses	(40)	—	(40)
Other operating income	8,686	18,616	27,302
Other operating expense	47,223	19,402	66,625
Income before provision for income taxes	27,683	861	28,544
Provision for income taxes	6,157	241	6,398
Net income	$21,526	$620	$22,146

September 30, 2023
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$2,528,430	$261,759	$2,790,189
Loans held for sale	$—	$63,151	$63,151

December 31, 2022
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$2,550,578	$123,740	$2,674,318
Loans held for sale	$—	$27,538	$27,538

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion should be read in conjunction with the unaudited consolidated financial statements of Northrim BanCorp, Inc. (the “Company”) and the notes thereto presented elsewhere in this report and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Except as otherwise noted, references to “we”, “our”, “us” or “the Company” refer to Northrim BanCorp, Inc. and its subsidiaries that are consolidated for financial reporting purposes.
Note Regarding Forward Looking-Statements
This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements, other than statements of historical fact, regarding our financial position, business strategy, management’s plans and objectives for future operations are forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: potential further increases in interest rates; the value of securities held in our investment portfolio; the impact of the results of government initiatives on the regulatory landscape, natural resource extraction industries, and capital markets; the impact of declines in the value of commercial and residential real estate markets, high unemployment rates, inflationary pressures and slowdowns in economic growth; changes in banking regulation or actions by bank regulators; inflation, supply-chain constraints, and potential geopolitical instability, including the wars in Ukraine and the Middle East; financial stress on borrowers (consumers and businesses) as a result of higher rates or an uncertain economic environment; the general condition of, and changes in, the Alaska economy; our ability to maintain or expand our market share or net interest margin; the sufficiency of our provision for credit losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to current expected credit losses accounting guidance; our ability to maintain asset quality; our ability to implement our marketing and growth strategies; our ability to identify and address cyber-security risks, including security breaches, “denial of service attacks,” “hacking,” and identity theft; disease outbreaks, such as the COVID-19 pandemic, or similar health threats and measures implemented to combat them; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. In addition, there are risks inherent in the banking industry relating to collectability of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report and Part I. Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as well as in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that forward looking statements are made only as of the date of this report and that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

Update on Economic Conditions

The Alaska Department of Labor (“DOL”) has reported that Alaska’s seasonally adjusted unemployment rate in August of 2023 was 3.9% compared to the U.S. rate of 3.8%. The total number of payroll jobs in Alaska, not including uniformed military, increased 1.4% or 4,800 jobs between August of 2022 and August of 2023.
According to the DOL, Leisure and Hospitality had the largest growth in new jobs through August compared to the prior year. The sector added 2,000 positions for a year over year growth rate of 4.8% in August of 2023. The Oil & Gas sector grew the quickest as a percentage of growth at 5.7% or 400 new jobs. Construction added 600 jobs for a 3.2% growth rate and Health Care grew 2.3% or 900 jobs between August of 2022 and August of 2023. Manufacturing decreased 2.2% or 400 jobs due to a decline in seafood processing. The Information and Financial Activities sectors both declined by 100 jobs year over year in August of 2023.

Alaska’s Gross State Product (“GSP”) in the first quarter of 2023, was estimated to be $63.8 billion in current dollars, according to the Federal Bureau of Economic Analysis (“BEA”). Alaska’s inflation adjusted “real” GSP grew 1.6% at an annualized rate in the first quarter of 2023, compared to the average U.S. rate of 2%. Alaska’s real GSP improvement in the first quarter of 2023 was aided by gains in the Construction and Health Care sectors.

The BEA also calculated Alaska’s seasonally adjusted personal income at $52.1 billion in the first quarter of 2023. This was an annualized improvement of 7.2% for Alaska and larger than the national average of 5.1%. Alaskans had annualized wage earnings growth of 6.6%, compared to a U.S. average of 4.6% in the first quarter of 2023.

The monthly average price of Alaska North Slope (“ANS”) crude oil has been in a range between $75.64 and $95.05 in the first nine months of 2023. The Alaska Department of Revenue (“DOR”) calculated ANS crude oil production was 480 thousand barrels per day (“bpd”) in Alaska’s fiscal year ending June 30, 2023. The DOR has forecast production to increase to 504 thousand bpd in Alaska’s fiscal year 2024. That number is projected to grow by the DOR to 556 thousand bpd in 2028. This is primarily a result of new production coming on line in the NPR-A region west of Prudhoe Bay.

According to the Alaska Multiple Listing Services, the average sales price of a single family home in Anchorage rose 7.6% in 2022 to $456,544. This was the fifth consecutive year of price increases, following growth of 6.9% in 2021 and 5.8% in 2020. In the first nine months of 2023, the average sales price in Anchorage continued to increase 5.4% to $481,360.

Average sales prices for single family homes in the Matanuska Susitna Borough rose 9.9% in 2022 to $382,439, continuing a trend of average price increases for more than a decade. In the first nine months of 2023, the average sales price in the Matanuska Susitna Borough has increased 5.3% to $402,799. These two markets represent where the vast majority of the residential lending activity of Northrim Bank (the “Bank”) occurs.

The Alaska Multiple Listing Services reported there were 1,616 housing units sold in Anchorage in the first nine months of 2023, compared to 2,274 through September of 2022 for a decline of 28.9%. Anchorage home sales also declined by 21.2% in 2022 compared to 2021. For the first nine months of 2023 there were 1,258 homes sales in the Matanuska Susitna Borough, compared to 1,670 through September of 2022 for a decrease of 24.7%. Matanuska Susitna Borough home sales also declined 11.9% in 2022 compared to the prior year.

The Board of Governors of the Federal Reserve System increased its benchmark interest rate target from 4.25%-4.50% as of December 31, 2022 to 5.25%-5.50% as of September 30, 2023. Similarly, the prime rate of interest has increased from 7.50% as of December 31, 2022 to 8.50% as of September 30, 2023.

Highlights and Summary of Performance - Third Quarter of 2023

The Company reported net income and earnings per diluted share of $8.4 million and $1.48, respectively, for the third quarter of 2023 compared to net income and earnings per diluted share of $10.1 million and $1.76, respectively, for the third quarter of 2022. The Company reported net income and earnings per diluted share of $18.8 million and $3.30, respectively, for the first nine months of 2023 compared to net income and earnings per diluted share of $22.1 million and $3.79, respectively, for the first nine months of 2022. The decrease in net income for the three-month period ending September 30, 2023 compared to the same period last year is primarily attributable to a higher provision for credit losses due to loan growth, a decrease in net income in the Home Mortgage Lending segment as a result of decreased production and yields on sold loans, and an increase in salaries and other personnel expense that was only partially offset by a gain on an Other Real Estate Owned (“OREO”) sale. The decrease in net income for the nine-month period ending September 30, 2023 compared to the same period last year is primarily the result of decreased mortgage banking income, a higher provision for credit losses, and an increase in salaries and other personnel expense. These changes were only partially offset by increased net interest income, purchased receivable income, unrealized gains on marketable securities and the gain on the OREO sale. The first quarter of 2022 also included $2.0 million in keyman insurance proceeds. Increases in interest rates drove the decrease in production in the Home Mortgage Lending segment and the increase in net interest income in the first nine months of 2023 as compared to the same period a year ago.
•Net interest income in the third quarter of 2023 increased slightly to $26.4 million compared to $26.3 million in the third quarter of 2022. Net interest income in the first nine months of 2023 increased 13% to $76.5 million compared to $67.8 million in the first nine months of 2022.
•Net interest margin was 4.15% for the third quarter of 2023, a 7 basis point decrease from the third quarter of 2022. Net interest margin was 4.17% for the first nine months of 2023, a 48 basis point increase from the first nine months of 2022. The decrease in the third quarter of 2023 compared to the same period in 2022 was primarily due to lower recoveries of interest income on nonaccrual loans and lower fee income on Paycheck Protection Program loans. These decreases were only partially offset by higher yields on interest-earning assets, net of higher costs on interest-bearing deposits. The increase in the first nine months of 2023 compared to the same period in 2022 was primarily due to higher yields on all interest-earning asset categories, which were only partially offset by higher costs on interest-bearing deposits.
•The weighted average interest rate for new loans booked in the third quarter of 2023 was 7.39% compared to 5.83% in the third quarter a year ago.
•Loans were $1.72 billion at September 30, 2023, up 14% from December 31, 2022 primarily as a result of commercial and consumer mortgage loan growth. At September 30, 2023, approximately 74% of loans are variable and 18% of earning assets are subject to rate increases in the fourth quarter of 2023 when prime or other rate indices increase.
•Total deposits were $2.43 billion at September 30, 2023, up 2% from December 31, 2022. Demand deposits decreased 4% at September 30, 2023 from December 31, 2022 and currently represent 31% of total deposits.
•The average cost of interest-bearing deposits for the quarter was 1.75% at September 30, 2023, up from 0.28% at September 30, 2022.
•Total liquid assets and investments and loans maturing within one year were $517.8 million and our funds available for borrowing under our existing lines of credit were $717.2 million at September 30, 2023.

Other financial measures are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Return on average assets, annualized	1.22%	1.52%	0.95%	1.13%
Return on average shareholders' equity, annualized	14.67%	18.18%	11.11%	13.02%
Dividend payout ratio	40.40%	28.23%	54.62%	34.74%

Nonperforming assets: Nonperforming assets, net of government guarantees were $5.2 million at September 30, 2023 and $6.4 million at December 31, 2022. OREO, net of government guarantees, increased to $150,000 at September 30, 2023, from zero at December 31, 2022. Nonperforming loans, net of government guarantees decreased $1.3 million, or 20% to $5.1 million as of September 30, 2023 from $6.4 million as of December 31, 2022, primarily due to payoffs and pay downs in the first nine months of 2023 that were only partially offset by the transfer of two lending relationships to nonaccrual status. $3.8 million, or 73% of nonperforming loans, net of government guarantees at September 30, 2023, are nonaccrual loans related to three commercial relationships.
    The following table summarizes nonperforming asset activity for the three-month periods ending September 30, 2023 and 2022.

				Writedowns		Transfers to
(In Thousands)	Balance at June 30, 2023	Additions this quarter	Payments this quarter	/Charge-offs this quarter	Transfers to OREO	Performing Status this quarter	Sales this quarter	Balance at September 30, 2023
Nonperforming loans	$7,723	$291	($1,403)	($91)	$—	$—	$—	$6,520
Nonperforming loans guaranteed by government	(2,374)	—	919	—	—	—	—	(1,455)
Nonperforming loans, net	5,349	291	(484)	(91)	—	—	—	5,065
Other real estate owned	273	—	—	(123)	—	—	—	150
Total nonperforming assets,
net of government guarantees	$5,622	$291	($484)	($214)	$—	$—	$—	$5,215

				Writedowns		Transfers to
(In Thousands)	Balance at June 30, 2022	Additions this quarter	Payments this quarter	/Charge-offs this quarter	Transfers to OREO	Performing Status this quarter	Sales this quarter	Balance at September 30, 2022
Nonperforming loans	$8,001	$298	($1,159)	($48)	$—	$—	$—	$7,092
Nonperforming loans guaranteed by government	(683)	—	64	—	—	—	—	(619)
Nonperforming loans, net	7,318	298	(1,095)	(48)	—	—	—	6,473
Other real estate owned	5,638	—	—	—	—	—	—	5,638
Other real estate owned guaranteed
by government	(1,279)	—	—	—	—	—	—	(1,279)
Total nonperforming assets,
net of government guarantees	$11,677	$298	($1,095)	($48)	$—	$—	$—	$10,832
Potential problem assets: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. These loans are closely monitored and their performance is reviewed by management on a regular basis. At September 30, 2023, management had identified $2.2 million potential problem loans as compared to potential problem loans of $1.6 million at December 31, 2022. The increase in potential problem loans from December 31, 2022 to September 30, 2023 is primarily the result of increased line of credit usage on one loan balance and two new potential problem loans which were only partially offset by various loan paydowns and the movement of one potential problem loan to nonaccrual in the first nine months of 2023. Additionally, the Company has $1.0 million in adversely classified purchased receivables. As of September 30, 2023, management believes that these receivables are collectible and no Allowance for Credit Losses (“ACL”) is considered necessary at this time; however, negative indications may require an ACL in the future.

RESULTS OF OPERATIONS
Income Statement
    Net Income
    Net income for the third quarter of 2023 decreased $1.8 million to $8.4 million as compared to $10.1 million for the same period in 2022. The decrease in net income in the third quarter of 2023 as compared to the same quarter a year ago is largely attributable to a $1.5 million increase in the provision for credit losses due to loan growth, a $1.3 million decrease in mortgage banking income and $1.1 million increase in salaries and other personnel expense that was only partially offset by a gain on OREO sale and lower marketing expenses.
Net income for the first nine months of 2023 decreased $3.4 million to $18.8 million as compared to $22.1 million for the same period in 2022. The decrease in net income in the first nine months of 2023 as compared to the same period a year ago is primarily due to a decrease in mortgage banking income, due to lower production volume, as well as an increase in the provision for credit losses which was only partially offset by an increase in net interest income. Additionally, the Company received $2.0 million in life insurance proceeds in the nine-month period ended September 30, 2022 in connection with the death of the Company’s former Executive Vice President, General Counsel and Corporate Secretary who passed away on November 11, 2021.
    Net Interest Income/Net Interest Margin
    Net interest income for the third quarter of 2023 increased slightly by $39,000, to $26.4 million as compared to $26.3 million for the third quarter of 2022. The net interest margin decreased 7 basis points to 4.15% in the third quarter of 2023 as compared to 4.22% in the third quarter of 2022. Net interest income for the first nine months of 2023 increased $8.7 million, or 13%, to $76.5 million as compared to $67.8 million for the first nine months of 2022. The net interest margin increased 48 basis points to 4.17% in the first nine months of 2023 as compared to 3.69% in the first nine months of 2022.
The increase in net interest income in the third quarter and first nine months of 2023 compared to the same periods in 2022 was primarily the result of increased interest on loans, investments, and interest bearing deposits in other banks which was only partially offset by an increase in interest expense on interest-bearing deposits and borrowings.
The decrease in net interest margin in the third quarter as compared to the same period of 2022 was primarily due to a decrease in recoveries of interest income on nonaccrual loans which was only partially offset by a favorable change in the mix of earning-assets towards higher loan balances as a percentage of earning-assets. The increase in net interest margin in the first nine months of 2023 as compared to the same period of 2022 was primarily the result of higher yields on earning-assets that was only partially offset by increases in interest expense on borrowings and deposits. Changes in net interest margin in the three and nine-month periods ended September 30, 2023 as compared to the same periods in the prior year are detailed below:

Three Months Ended September 30, 2023 vs. September 30, 2022
Nonaccrual interest adjustments	(0.16)%
Impact of SBA Paycheck Protection Program loans	(0.08)%
Interest rates on loans and liabilities and loan fees, all other loans	0.01%
Volume and mix of other interest-earning assets and liabilities	0.16%
Change in net interest margin	(0.07)%

Nine Months Ended September 30, 2023 vs. September 30, 2022
Nonaccrual interest adjustments	(0.09)%
Impact of SBA Paycheck Protection Program loans	(0.13)%
Interest rates on loans and liabilities and loan fees, all other loans	0.62%
Volume and mix of other interest-earning assets and liabilities	0.08%
Change in net interest margin	0.48%

Components of Net Interest Margin

The following table compares average balances and rates as well as margins on earning assets for the three-month periods ended September 30, 2023 and 2022. Average yields or costs are calculated on a tax-equivalent basis.

(Dollars in Thousands)	Three Months Ended September 30,
					Interest income/				Average Tax Equivalent
	Average Balances		Change		expense		Change		Yields/Costs[6]
	2023	2022	$	%	2023	2022	$	%	2023	2022	Change
Interest-bearing deposits in other banks[1]	$42,273	$324,280	($282,007)	(87)%	$584	$1,899	($1,315)	(69)%	5.39%	2.29%	3.10%
Taxable long-term investments[2]	715,767	678,609	37,158	5%	4,727	3,530	1,197	34%	2.43%	1.98%	0.45%
Loans held for sale	62,350	53,769	8,581	16%	988	656	332	51%	6.34%	4.88%	1.46%
Loans[3,4]	1,695,736	1,414,982	280,754	20%	28,109	21,474	6,635	31%	6.61%	6.05%	0.56%
Interest-earning assets[5]	2,516,126	2,471,640	44,486	2%	34,408	27,559	6,849	25%	5.48%	4.47%	1.01%
Nonearning assets	205,770	174,182	31,588	18%
Total	$2,721,896	$2,645,822	$76,074	3%

Interest-bearing demand	$828,854	$688,566	$140,288	20%	$3,614	$562	$3,052	543%	1.73%	0.32%	1.41%
Savings deposits	270,945	346,306	(75,361)	(22)%	322	130	192	148%	0.47%	0.15%	0.32%
Money market deposits	232,054	315,049	(82,995)	(26)%	766	158	608	385%	1.31%	0.20%	1.11%
Time deposits	287,625	167,112	120,513	72%	2,436	214	2,222	1,038%	3.36%	0.51%	2.85%
Total interest-bearing deposits	1,619,478	1,517,033	102,445	7%	7,138	1,064	6,074	571%	1.75%	0.28%	1.47%
Borrowings	76,681	24,573	52,108	212%	920	184	736	400%	4.73%	2.92%	1.81%
Total interest-bearing liabilities	1,696,159	1,541,606	154,553	10%	8,058	1,248	6,810	546%	1.88%	0.32%	1.56%
Non-interest bearing demand deposits	747,147	846,764	(99,617)	(12)%
Other liabilities	52,078	36,446	15,632	43%
Equity	226,512	221,006	5,506	2%
Total	$2,721,896	$2,645,822	$76,074	3%
Net interest income					$26,350	$26,311	$39	—%
Net interest margin									4.15%	4.22%	(0.07)%
Average loans to average interest-earning assets	67.39%	57.25%
Average loans to average total deposits	71.65%	59.86%
Average non-interest deposits to average total deposits	31.57%	35.82%
Average interest-earning assets to average interest-bearing liabilities	148.34%	160.33%

1Consists of interest bearing deposits in other banks and domestic CDs.
2Consists of investment securities available for sale, investment securities held to maturity, marketable equity securities, and investment in Federal Home Loan Bank stock.
3Interest income includes loan fees. Loan fees recognized during the period and included in the yield calculation totaled $881,000 and $2.0 million in the third quarter of 2023 and 2022, respectively.
4Nonaccrual loans are included with a zero effective yield. Average nonaccrual loans included in the computation of the average loan balances were $7.2 million and $7.7 million in the third quarter of 2023 and 2022, respectively.
5The Company does not have any fed funds sold or securities purchased with agreements to resell to disclose as part of its total interest-earning assets in the periods presented.
6Tax-equivalent yields/costs assume a federal tax rate of 21% and state tax rate of 7.43% for a combined tax rate of 28.43%.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending September 30, 2023 and 2022. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates. The Company did not have any fed funds sold or securities purchased with agreements to resell for the three-month periods ending September 30, 2023 and 2022.

(In Thousands)	Three Months Ended September 30, 2023 vs. 2022
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Short-term investments	($2,497)	$1,182	($1,315)
Taxable long-term investments	231	966	1,197
Loans held for sale	72	260	332
Loans	4,065	2,570	6,635
Total interest income	$1,871	$4,978	$6,849

Interest Expense:
Interest-bearing demand	$90	$2,962	$3,052
Savings deposits	(34)	226	192
Money market deposits	(53)	661	608
Time deposits	27	2,195	2,222
Interest-bearing deposits	30	6,044	6,074
Borrowings	724	12	736
Total interest expense	$754	$6,056	$6,810

The following table compares average balances and rates as well as margins on earning assets for the nine-month periods ended September 30, 2023 and 2022. Average yields or costs are calculated on a tax-equivalent basis.

(Dollars in Thousands)	Nine Months Ended September 30,
					Interest income/				Average Tax Equivalent
	Average Balances		Change		expense		Change		Yields/Costs[6]
	2023	2022	$	%	2023	2022	$	%	2023	2022	Change
Interest-bearing deposits in other banks[1]	$79,362	$414,159	($334,797)	(81)%	$2,901	$2,907	($6)	—%	4.82%	0.93%	3.89%
Taxable long-term investments[2]	723,693	587,084	136,609	23%	14,018	7,497	6,521	87%	2.41%	1.64%	0.77%
Loans held for sale	40,433	55,363	(14,930)	(27)%	1,837	1,682	155	9%	6.06%	4.05%	2.01%
Loans[3,4]	1,608,293	1,397,789	210,504	15%	77,267	58,523	18,744	32%	6.46%	5.62%	0.84%
Interest-earning assets[5]	2,451,781	2,454,395	(2,614)	0%	96,023	70,609	25,414	36%	5.30%	3.88%	1.42%
Nonearning assets	192,430	167,835	24,595	15%
Total	$2,644,211	$2,622,230	$21,981	1%

Interest-bearing demand	$771,504	$678,043	$93,461	14%	$8,490	$844	$7,646	906%	1.47%	0.17%	1.30%
Savings deposits	284,841	349,301	(64,460)	(18)%	989	376	613	163%	0.46%	0.14%	0.32%
Money market deposits	256,937	319,379	(62,442)	(20)%	2,361	363	1,998	550%	1.23%	0.15%	1.08%
Time deposits	264,026	172,274	91,752	53%	5,995	655	5,340	815%	3.04%	0.51%	2.53%
Total interest-bearing deposits	1,577,308	1,518,997	58,311	4%	17,835	2,238	15,597	697%	1.51%	0.20%	1.31%
Borrowings	52,075	24,674	27,401	111%	1,664	544	1,120	206%	4.23%	2.91%	1.32%
Total interest-bearing liabilities	1,629,383	1,543,671	85,712	6%	19,499	2,782	16,717	601%	1.60%	0.24%	1.36%
Non-interest bearing demand deposits	746,251	816,741	(70,490)	(9)%
Other liabilities	42,596	34,451	8,145	24%
Equity	225,981	227,367	(1,386)	(1)%
Total	$2,644,211	$2,622,230	$21,981	1%
Net interest income					$76,524	$67,827	$8,697	13%
Net interest margin									4.17%	3.69%	0.48%
Average loans to average interest-earning assets	65.60%	56.95%
Average loans to average total deposits	69.22%	59.84%
Average non-interest deposits to average total deposits	32.12%	34.97%
Average interest-earning assets to average interest-bearing liabilities	150.47%	159.00%

1Consists of interest bearing deposits in other banks and domestic CDs.
2Consists of investment securities available for sale, investment securities held to maturity, marketable equity securities, and investment in Federal Home Loan Bank stock.
3Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $3.2 million and $7.3 million in the first nine months of 2023 and 2022, respectively.
4Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loan balances were $7.4 million and $9.2 million in the first nine months of 2023 and 2022, respectively.
5The Company does not have any fed funds sold or securities purchased with agreements to resell to disclose as part of its total interest-earning assets in the periods presented.
6Tax-equivalent yields/costs assume a federal tax rate of 21% and state tax rate of 7.43% for a combined tax rate of 28.43%.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the nine-month periods ending September 30, 2023 and 2022. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates. The Company did not have any fed funds sold or securities purchased with agreements to resell for the nine-month periods ending September 30, 2023 and 2022.

(In Thousands)	Nine Months Ended September 30, 2023 vs. 2022
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Short-term investments	($3,888)	$3,882	($6)
Taxable long-term investments	2,165	4,356	6,521
Loans held for sale	(531)	686	155
Loans	7,514	11,230	18,744
Total interest income	$5,260	$20,154	$25,414

Interest Expense:
Interest-bearing demand	$100	$7,546	$7,646
Savings deposits	(81)	694	613
Money market deposits	(85)	2,083	1,998
Time deposits	141	5,199	5,340
Interest-bearing deposits	75	15,522	15,597
Borrowings	1,069	51	1,120
Total interest expense	$1,144	$15,573	$16,717

Provision for Credit Losses
The provision for credit loss expense is the amount of expense that, based on our judgment, is required to maintain the ACL at an appropriate level under the Current Expected Credit Losses (“CECL”) model. The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. The following table presents the major categories of credit loss expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Credit loss expense on loans held for investment	$750	($903)	$2,519	($797)
Credit loss expense on unfunded commitments	440	550	438	757
Credit loss expense on available for sale debt securities	—	—	—	—
Credit loss expense on held to maturity securities	—	—	—	—
Credit loss expense on purchased receivables	—	—	—	—
Total credit loss (benefit) expense	$1,190	($353)	$2,957	($40)
The increase in the ACL for the three and nine-month periods ending September 30, 2023 as compared to the same periods in 2022 is primarily the result of increased loan and unfunded commitment balances, as well as a decrease in management's assumptions for prepayment and curtailment speeds. These changes are only partially offset by improvement in management's forecasted economic factors. The ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, as well as loan portfolio composition, quality, and duration.
    Other Operating Income
    Other operating income for the three-month period ended September 30, 2023 decreased $670,000, or 8%, to $8.0 million as compared to $8.7 million for the same period in 2022, primarily due to a $1.3 million decrease in mortgage banking income in the third quarter of 2023 compared to the same quarter a year ago, which was only partially offset by a $619,000 increase in purchased receivable income. The decrease in mortgage banking income in the three-month period ended September 30, 2023 as compared to the same period in 2022 was primarily due to decreased production volume due primarily to increases in mortgage interest rates.

Other operating income for the nine-month period ended September 30, 2023 decreased $7.4 million, or 27%, to $19.9 million as compared to $27.3 million for the same period in 2022, primarily due to a $8.3 million decrease in mortgage banking income in the first nine months of 2023 compared to the same period a year ago, which was only partially offset by a $1.6 million increase in purchased receivable income and a $754,000 increase in the fair market value of marketable securities. The decrease in mortgage banking income in the nine-month period ended September 30, 2023 as compared to the same period in 2022 was primarily due to decreased production volume due largely to increases in mortgage interest rates. Additionally, the Company received $2.0 million in life insurance proceeds in the nine-month period ended September 30, 2022 in connection with the death of the Company’s former Executive Vice President, General Counsel and Corporate Secretary who passed away on November 11, 2021.
Other Operating Expense
    Other operating expense for the third quarter of 2023 increased $610,000, or 3%, to $22.9 million as compared to $22.3 million for the same period in 2022 is primarily due to increased salaries and other personnel expense which was only partially offset by a decrease in OREO expense due to subsequent proceeds received in the third quarter of 2023 that are related to a government guarantee on an OREO property sold in December 2022.
Other operating expense for the first nine months of 2023 increased $3.6 million, or 5%, to $70.2 million as compared to $66.6 million for the same period in 2022 primarily due to an increase in salaries and other personnel expense as well as smaller increases in most other expense categories as the Company has grown and increased its number of branches and mortgage origination offices. The Company opened its 18th branch in Nome in the fourth quarter of 2022, its 19th branch in Kodiak in the first quarter of 2023, and a loan production office in Homer in the second quarter of 2023 which contributed to increased salaries and personnel expense for the Community Banking segment.

Income Taxes
    For the third quarter and first nine months of 2023, Northrim recorded a lower effective tax rate as compared to the same periods in 2022 as a result of an increase in tax credits and tax exempt interest income as a percentage of pre-tax income in 2023. In the third quarter of 2023, Northrim recorded $1.9 million in state and federal income tax expense, for an effective tax rate of 18.43% compared to $2.9 million and 22.41% for the same period in 2022. In the first nine months of 2023, Northrim recorded $4.5 million in state and federal income tax expense, for an effective tax rate of 19.29% compared to $6.4 million and 22.41% for the same period in 2022.

FINANCIAL CONDITION
    Balance Sheet Overview
Portfolio Investments
Portfolio investments, which include investment securities available for sale, investment securities held to maturity, and marketable equity securities, at September 30, 2023 decreased 3% to $699.5 million from $724.5 million at December 31, 2022 mostly due to maturities and calls of available for sale securities during the first nine months of 2023.
The table below details portfolio investment balances by portfolio investment type:

	September 30, 2023		December 31, 2022
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
	Balance	% of total	Balance	% of total
U.S. Treasury and government sponsored entities	$578,635	82.7%	$595,161	82.2%
Municipal securities	809	0.1%	795	0.1%
Corporate bonds	50,228	7.2%	60,394	8.3%
Collateralized loan obligations	59,228	8.5%	57,429	7.9%
Preferred stock	10,615	1.5%	10,740	1.5%
Total portfolio investments	$699,515		$724,519

The average estimated duration of the investment portfolio at September 30, 2023, was approximately 2.8 years. As of September 30, 2023, $87.7 million available for sale securities are scheduled to mature in the next six months, $47.4 million are scheduled to mature in six months to one year, and $173.9 million are scheduled to mature in the following year, a total of $308.9 million or 12% of earning assets at September 30, 2023.

Loans and Lending Activities
The following table presents the concentration distribution of the loan portfolio, net of deferred fees and costs, as of the dates indicated:

	September 30, 2023		December 31, 2022
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial & industrial loans	$415,898	24.2%	$358,128	23.8%
Commercial real estate:
Owner occupied properties	357,455	20.8%	349,973	23.3%
Non-owner occupied and multifamily properties	506,256	29.3%	482,270	32.2%
Residential real estate:
1-4 family residential properties secured by first liens	180,849	10.5%	73,381	4.9%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	27,535	1.6%	20,259	1.3%
1-4 family residential construction loans	32,185	1.9%	44,000	2.9%
Other construction, land development and raw land loans	119,716	7.0%	99,182	6.6%
Obligations of states and political subdivisions in the US	30,463	1.8%	32,539	2.2%
Agricultural production, including commercial fishing	40,923	2.4%	34,099	2.3%
Consumer loans	5,986	0.3%	4,335	0.3%
Other loans	2,825	0.2%	3,619	0.2%
Total loans	$1,720,091		$1,501,785
Loans increased by $218.3 million, or 15%, to $1.720 billion at September 30, 2023 from $1.502 billion at December 31, 2022, primarily as a result of increased commercial and consumer mortgage loans.

Information about loan concentrations

The Company defines “direct exposure” to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $100.3 million, or approximately 6% of loans as of September 30, 2023 have direct exposure to the oil and gas industry as compared to $83.4 million, or approximately 6% of loans as of December 31, 2022. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $34.9 million and $51.8 million at September 30, 2023 and December 31, 2022, respectively. The portion of the Company's ACL that related to the loans with direct exposure to the oil and gas industry was estimated at $920,000 as of September 30, 2023 and $786,000 as of December 31, 2022.

    The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	September 30, 2023	December 31, 2022
Commercial & industrial loans	$81,713	$66,864
Commercial real estate:
Owner occupied properties	11,661	9,108
Non-owner occupied and multifamily properties	5,582	6,013
Other loans	1,379	1,431
Total	$100,335	$83,416

The Company monitors other concentrations within the loan portfolio depending on trends in the current and future estimated economic conditions. At September 30, 2023, the Company had $124.3 million, or 7% of portfolio loans, in the Healthcare sector, $103.0 million, or 6% of portfolio loans, in the Tourism sector, $79.6 million, or 5% of portfolio loans, in the Accommodations sector, $78.3 million, or 5% of portfolio loans, in the Fishing sector, $71.8 million, or 4% of portfolio loans, in the Retail sector, $62.5 million, or 4% of portfolio loans, in the Aviation (non-tourism) sector, and $48.4 million, or 3% in the Restaurant sector.

The portion of the Company's ACL that related to the loans with exposure to these industries is estimated at the following amounts as of September 30, 2023:

(In Thousands)	Tourism	Aviation (non-tourism)	Healthcare	Retail	Fishing	Restaurant	Accommodations	Total
ACL	$588	$560	$1,015	$596	$503	$365	$653	$4,280

The following table sets forth information regarding changes in the ACL for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Balance at beginning of period	$15,645	$11,537	$13,838	$11,739
Commercial & industrial loans	(91)	(45)	(140)	(506)
Consumer loans	—	(3)	(14)	(3)
Total charge-offs	(91)	(48)	(154)	(509)
Recoveries:
Commercial & industrial loans	181	1,325	267	1,441
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	5	9	17	30
Agricultural production, including commercial fishing	—	—	—	15
Consumer loans	1	2	4	3
Total recoveries	187	1,396	288	1,549
Net, recoveries	96	1,348	134	1,040
Provision (benefit) for credit losses	750	(903)	2,519	(797)
Balance at end of period	$16,491	$11,982	$16,491	$11,982
    The following table sets forth information regarding changes in the ACL for unfunded commitments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Balance at beginning of period	$1,968	$1,303	$1,970	$1,096
Provision for credit losses	440	550	438	757
Balance at end of period	$2,408	$1,853	$2,408	$1,853
While management believes that it uses the best information available to determine the ACL, unforeseen market conditions and other events could result in adjustment to the ACL, and net income could be significantly affected if circumstances differed substantially from the assumptions used in making the final determination of the ACL.

Deposits
Deposits are the Company’s primary source of funds. Total deposits increased $40.7 million, or 2%, to $2.428 billion as of September 30, 2023 compared to $2.387 billion as of December 31, 2022. The following table summarizes the Company's composition of deposits as of the periods indicated:

	September 30, 2023		December 31, 2022
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$764,647	31%	$797,434	34%
Interest-bearing demand	875,814	36%	767,686	32%
Savings deposits	265,799	11%	320,917	13%
Money market deposits	230,814	10%	308,317	13%
Time deposits	290,856	12%	192,857	8%
Total deposits	$2,427,930		$2,387,211
The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 88% of total deposits at September 30, 2023 and 92% of total deposits at December 31, 2022.
    The only deposit category with stated maturity dates is certificates of deposit. At September 30, 2023, the Company had $290.9 million in certificates of deposit as compared to certificates of deposit of $192.9 million at December 31, 2022. At September 30, 2023, $182.0 million, or 61%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $128.4 million, or 67%, of total certificates of deposit at December 31, 2022. The aggregate amount of certificates of deposit in amounts of $250,000 and greater at September 30, 2023 and December 31, 2022, was $121.1 million and $77.5 million, respectively. The following table sets forth the amount outstanding of deposits in amounts of $250,000 and greater by time remaining until maturity and percentage of total deposits as of September 30, 2023:

	Time Certificates of Deposit
	of $250,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$30,550	25%
Over 3 through 6 months	16,919	14%
Over 6 through 12 months	22,309	18%
Over 12 months	51,281	43%
Total	$121,059	100%

At September 30, 2023, 71% of total deposits were held in business accounts and 29% of deposit balances were held in consumer accounts. Northrim had approximately 33,000 deposit customers with an average balance of $73,000 as of September 30, 2023. Northrim had 16 customers with balances over $10 million as of September 30, 2023 which accounted for $370.6 million, or 15%, of total deposits.

Uninsured deposits totaled $999.5 million or 41% of total deposits as of September 30, 2023 compared to $1.1 billion or 46% of total deposits as of December 31, 2022. As interest rates continued to increase in the first nine months of 2023, Northrim has taken a proactive, targeted approach to increase deposit rates. There was no unusual deposit activity during the first nine months of 2023.

Borrowings
    FHLB: The Bank is a member of the Federal Home Loan Bank of Des Moines (the “FHLB”). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Bank’s assets. At September 30, 2023, our maximum borrowing line from the FHLB was $1.248 billion, approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. The Company has outstanding advances of $14.0 million as of September 30, 2023 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. These advances have original terms of either 18 or 20 years with 30 year amortization periods and fixed interest rates ranging from 1.23% to 3.25%. Additionally, the Company has a short-term $50.0 million advance from the FHLB outstanding as of September 30, 2023 at a fixed rate of 5.49% which matures on November 14, 2023.

    Federal Reserve Bank: The Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”) is holding $60.0 million of securities as collateral to secure the Company's ability to take advances through the discount window on September 30, 2023. There were no discount window advances outstanding at either September 30, 2023 or December 31, 2022. The Federal Reserve Bank is holding $20.0 million of securities as collateral to secure the Company's ability to take advances through the Federal Reserve Bank's Bank Term Funding Program (“BTFP”) on September 30, 2023. There were no BTFP advances outstanding at September 30, 2023.

    Other Short-term Borrowings: The Company is subject to provisions under Alaska state law, which generally limit the amount of outstanding debt to 35% of total assets or $970.5 million at September 30, 2023 and $930.1 million at December 31, 2022.

    At September 30, 2023 and December 31, 2022, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
    Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advances noted above as of September 30, 2023 or December 31, 2022.

Liquidity and Capital Resources
    The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company. Given that the Bank currently meets and the Bank anticipates that it will continue to meet, all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards, the Company expects to continue to receive dividends from the Bank during the remainder of 2023. Other available sources of liquidity for the bank holding company include the issuance of debt and the issuance of common or preferred stock. As of September 30, 2023, the Company has 10.0 million authorized shares of common stock, of which 5.5 million are issued and outstanding, leaving 4.5 million shares available for issuance. Additionally, the Company has 2.5 million authorized shares of preferred stock available for issuance.
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

The Company had cash and cash equivalents of $111.2 million, or 4% of total assets at September 30, 2023 compared to $259.4 million, or 10% of total assets as of December 31, 2022. The decrease in cash and cash equivalents since the end of 2022 is primarily due to an increase in loans. The Company had other comprehensive income, net of tax, of $1.4 million for the nine-month period ending September 30, 2023 primarily due to unrealized holding gains on available for sale securities. Accumulated unrealized losses, net of income taxes on available for sale securities, which are recorded in total shareholders' equity, are $26.5 million as of September 30, 2023. Accumulated unrealized losses, net of income taxes on held to maturity securities, which are not recorded in shareholders' equity, are $3.2 million as of September 30, 2023. Management does not believe that liquidation of these securities, which would result in realized losses, will occur prior to maturity of these securities. As of September 30, 2023, the weighted average maturity of available for sale securities is 2.8 years compared to 3.3 years at December 31, 2022 and 4.1 years at December 31, 2021. At September 30, 2023, $135.1 million available for sale securities mature within one year, $173.9 million mature within one to two years, and $186.8 million mature within two to three years. Our total unfunded commitments to fund loans and letters of credit at September 30, 2023 were $460.3 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. At September 30, 2023, certificates of deposit totaling $182.0 million are scheduled to mature over the next 12 months and may be withdrawn from the Bank. Similar to loans, we do not expect that these maturing certificates of deposit, or other non-maturity deposits, to be withdrawn from the Bank in a manner that will strain liquidity; however, unforeseen future circumstances or events may cause higher than anticipated withdrawal of deposits or draws of unfunded commitments to fund new loans. At September 30, 2023 the Company has a $50 million FHLB advance that is due in November 2023. Management believes that cash requirements to fund future non-deposit and non-borrowing liabilities, including operating lease liabilities and other liabilities, as of September 30, 2023, are not material to the Company's liquidity position as of September 30, 2023.
The Company has other available sources of liquidity to fund unforeseen liquidity requirements. These include borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At September 30, 2023, our liquid assets, which include investments and loans maturing within a year, were $517.8 million. Our funds available for borrowing under our existing lines of credit based on loans currently pledged and investments available to be pledged as collateral were $717.2 million. Additionally, the Company can obtain borrowings under the BTFP as a source of liquidity in order to help assure that banks have the ability to meet the needs of all depositors. The BTFP allows eligible depository institutions to pledge high-quality securities to obtain liquidity and eliminate the need for the financial institution to sell securities quickly in times of stress. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient for the foreseeable future.
As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 “Financial Statements” of this report, net cash used by operating activities was $11.1 million for the first nine months of 2023, primarily due to cash used in connection with the origination of loans held for sale, which was only partially offset by cash provided by net income and net proceeds from the sale of loans held for sale. Net cash used by investing activities was $210.7 million for the same period, primarily due to an increase in loans which was only partially offset by maturities and calls of available for sale securities. Net cash provided by financing activities in the same period was $73.7 million, primarily due to increases in deposits and borrowings, which were only partially offset by cash dividends paid to shareholder and repurchases of common stock.
Throughout our history, the Company has periodically repurchased for cash a portion of its shares of common stock in the open market. The Company repurchased 152,887 shares of its common stock under the Company's previously announced repurchase programs in the first nine months of 2023. At September 30, 2023, there are 132,113 shares remaining under the repurchase program. The Company may elect to continue to repurchase our common stock from time-to-time depending upon market conditions, but we can make no assurances that we will continue this program or that we will authorize additional shares for repurchase.
Capital Requirements and Ratios
    We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of September 30, 2023, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

    The table below illustrates the capital requirements in effect for the periods noted for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain capital ratios for the Bank in 2023, exceeding the FDIC’s requirements for the “well-capitalized” classification. The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering completed in the fourth quarter of 2005 is included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $10 million more in regulatory capital than the Bank at September 30, 2023, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

September 30, 2023
Total risk-based capital	8.00%	10.00%	12.58%	10.97%
Tier 1 risk-based capital	6.00%	8.00%	11.67%	10.06%
Common equity tier 1 capital	4.50%	6.50%	11.21%	10.07%
Leverage ratio	4.00%	5.00%	9.02%	7.76%

    See Note 22 of the Consolidated Financial Statements in Part II. Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for a detailed discussion of the capital ratios. The requirements for “well-capitalized” come from the Prompt Corrective Action rules. See Part I. Item 1 - Business - Supervision and Regulation in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. These rules apply to the Bank but not to the Company. Under the rules of the Federal Reserve Bank, a bank holding company such as the Company is generally defined to be “well capitalized” if its Tier 1 risk-based capital ratio is 8.0% or more and its total risk-based capital ratio is 10.0% or more.

Critical Accounting Policies

    Our critical accounting policies are described in detail in Part II. Item 7, Management’s Discussion and Analysis, and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The SEC defines “critical accounting policies” as those that require application of management's most difficult, subjective or complex judgments as a result of the need to make “critical accounting estimates”, which are estimates that involve estimation uncertainty that has had or is reasonably likely to have a material impact on the Company's financial condition or results of operations. The Company's critical accounting policies include allowance for credit losses, valuation of goodwill and other intangible assets, the valuation of mortgage servicing rights, and fair value. There have been no material changes to the valuation techniques or models, that affect our estimates during 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Our assessment of market risk as of September 30, 2023 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of September 30, 2023, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Part I. Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as updated by the Company's periodic filings with the SEC. These risk factors have not changed materially as of September 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)-(b) Not applicable

(c) The Company repurchased 63,000 shares of its common stock during the three-month period ending September 30, 2023.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Shares (or Unit)	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Plans or Programs	Maximum Number (1) (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
Month No. 1
July 1, 2023 - July 31, 2023	20,000	$42.85	20,000	175,113
Month No. 2
August 1, 2023 - August 31, 2023	23,000	$45.74	23,000	152,113
Month No. 3
September 1, 2023 - September 30, 2023	20,000	$40.10	20,000	132,113
Total	63,000	$43.03	63,000	132,113
    (1) On January 27, 2023, the Company publicly announced that its Board of Directors had authorized the repurchase of up to an additional 285,000 shares of common stock. In the first quarter of 2023, the Company repurchased 27,887 shares, bringing the total shares remaining available and authorized for repurchase to 257,113. In the second quarter of 2023, the Company purchased 62,000 shares, bringing the total shares remaining available and authorized for repurchase to 195,113. In the third quarter of 2023, the Company purchased 63,000 shares, bringing the total shares remaining available and authorized for repurchase to 132,113.
ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page for the Company's Quarterly Report on 10-Q for the quarter ended September 30, 2023 - formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NORTHRIM BANCORP, INC.

November 3, 2023	By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President, Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

November 3, 2023	By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)