Form 10-K
period 2023-12-31
NORTHRIM BANCORP INC
filed 2024-03-08
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K
(Mark One)
☑    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in this filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       ☐ Yes  ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $212,552,889.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  5,499,578 shares of Common Stock, $1.00 par value, as of March 8, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement on Schedule 14A, relating to the registrant’s annual meeting of shareholders to be held on May 23, 2024, are incorporated by reference into Part III of this Form 10-K.

PART I

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of Northrim BanCorp Inc.’s style of banking, and the strength of the local economy in which we operate. All statements other than statements of historical fact, including statements regarding industry prospects, and future results of operations or financial position, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements, are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: potential further increases in interest rates; the value of securities held in our investment portfolio; impact of the results of government initiatives on the regulatory landscape, natural resource extraction industries, and capital markets; the impact of declines in the value of commercial and residential real estate markets, high unemployment rates, inflationary pressures and slowdowns in economic growth; changes in banking regulation or actions by bank regulators, including, the continued availability of the Federal Reserve Bank's Bank Term Funding Program; potential further increases in inflation, supply-chain constraints, and potential geopolitical instability, including the wars in Ukraine and the Middle East; financial stress on borrowers (consumers and businesses) as a result of higher rates or an uncertain economic environment; the general condition of, and changes in, the Alaska economy; our ability to maintain or expand our market share or net interest margin; the sufficiency of our allowance for loan losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to current expected credit losses accounting guidance; our ability to maintain asset quality; our ability to implement our marketing and growth strategies; our ability to identify and address cyber-security risks, including security breaches, “denial of service attacks,” “hacking,” and identity theft; disease, outbreaks, such as the COVID-19 pandemic, or similar health threats and measures implemented to combat them; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. In addition, there are risks inherent in the banking industry relating to collectability of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Item 1A. Risk Factors, and in our filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

ITEM 1.            BUSINESS
    In this document, please note that references to "we", "our", "us", or the "Company" mean Northrim BanCorp, Inc. and its subsidiaries, unless the context suggests otherwise.
General
    We are a publicly traded bank holding company headquartered in Anchorage, Alaska. The Company’s common stock trades on the Nasdaq Global Select Stock Market (“NASDAQ”) under the symbol, “NRIM.” The Company is regulated by the Board of Governors of the Federal Reserve System. We began banking operations in Anchorage in December 1990, and formed the Company as an Alaska corporation in connection with our reorganization into a holding company structure; that reorganization was completed effective December 31, 2001. The Company has grown to be the third largest commercial bank in Alaska in terms of deposits, with $2.5 billion in total deposits and $2.8 billion in total assets at December 31, 2023. Northrim Bank and Residential Mortgage are easily accessible to approximately 90% of the Alaska's population through our geographically dispersed 19 branches and 12 mortgage origination offices.

    The Company has three direct wholly-owned subsidiaries:
•Northrim Bank (the “Bank”), a state chartered, full-service commercial bank headquartered in Anchorage, Alaska. The Bank is regulated by the Federal Deposit Insurance Corporation (the "FDIC") and the State of Alaska Department of Commerce, Community and Economic Development, Division of Banking and Securities. The Bank has 19 branch locations in Alaska; eight in Anchorage, one in Wasilla, two in Juneau, two in Fairbanks, one in Ketchikan, one in Sitka, one in Eagle River, one in Nome, one in Soldotna, and one in Kodiak. Additionally, we have a loan production office in Homer. We operate in Washington State through Northrim Funding Services (“NFS”), a factoring business that the Bank started in 2004. We offer a wide array of commercial and consumer loan and deposit products, investment products, and electronic banking services over the Internet;
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
    The Bank has three direct wholly-owned subsidiaries:
•Northrim Capital Investments Co. (“NCIC”) is a wholly-owned subsidiary of the Bank, which holds a 100% interest in a residential mortgage holding company, Residential Mortgage Holding Company, LLC, the parent company of Residential Mortgage, LLC (collectively “RML”). RML held a 30% investment in Homestate Mortgage, LLC until it dissolved in 2023.
•Northrim Building, LLC (“NBL”) is a wholly-owned subsidiary of the Bank that owns and operates the Company’s main office facility at 3111 C Street in Anchorage.
•Northrim Building LO, LLC is a wholly-owned subsidiary of the Bank that owns and operates the Company’s community branch facilities at 2270 E. 37th Avenue in Anchorage and 2491 Tongass Avenue in Ketchikan.
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
    Our business strategy emphasizes commercial lending products and services through relationship banking with businesses and professional individuals. Because of our relatively small size, our experienced senior management team can be more involved with serving customers and making credit decisions, all of which are made in Alaska, allowing us to compete more favorably with larger competitors for business lending relationships. Our business strategy also emphasizes the origination of a variety of home mortgage loan products, most of which we sell to the secondary market. We retain servicing for home mortgages that we originate and sell to the Alaska Housing Finance Corporation ("AHFC"). We believe that there is opportunity to increase the Company’s loan portfolio, particularly in the commercial portion of the portfolio, in the Company’s current market areas through existing and new customers. In addition to lending products, in many cases commercial customers also require multiple deposit and affiliated services that add franchise value to the Company. We believe that these strategies will continue to benefit the Company in 2024, and we intend to continue to grow our balance sheet through increasing our market share.
    The Company’s business strategy also stresses the importance of customer deposit relationships to support its lending activities. Our guiding principle is to serve our market areas by operating with a “Superior Customer First Service” philosophy, affording our customers the highest priority in all aspects of our operations. We believe that our adherence to this philosophy has created a strong core deposit franchise that provides a stable, low cost funding source for expanded growth in all of our lending areas. We have devoted significant resources to our treasury management products, including a corporate purchasing card and integrated payables, as well as expansion of electronic services for both personal and business customers, and enhancement of the Company's information security related to providing these services.
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
Approximately 47% of the Company's employees are working remotely as of December 31, 2023 either on a full- or part-time basis, including employees that work remotely part-time and work in the office part-time, which we refer to as a "hybrid" work from home arrangement. Like many other entities, the percentage of the Company's work force that works remotely in some fashion increased during the pandemic and is expected to stay approximately consistent with current levels in the future as the Company has adjusted to the new environment. We also offer our employees other flexible work options, such as variable work hours, condensed workweeks and part-time hours. There have been no material impacts to our operations due to the increase in these alternative working arrangements, and we are pleased to provide our employees with more flexibility to accommodate their needs. In addition, Northrim provides for a strong work/life balance, including generous paid time off and paid parental leave.
Employee Profile
    We consider our relations with our employees to be highly satisfactory.  We had 472 full-time equivalent employees at December 31, 2023. None of our employees are covered by a collective bargaining agreement.  Of the 472 full-time equivalent employees, 332 were Community Banking employees and 140 were Home Mortgage Lending employees.

Among the Company's full-time equivalent employees as of December 31, 2023, 66% identify as women and 34% as men. Approximately 34% of the workforce identify as a member of a racial minority, 3% identify as individuals with a disability, and 1% identify as veterans. In executive and senior management positions, 37% identify as women and 63% as men as of December 31, 2023. Approximately 9% of those in executive and senior management positions identify as a member of a racial minority, 6% identify as individuals with a disability, and 6% identify as veterans.
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
Products and Services
    Community Banking
    Lending Services: We have an emphasis on commercial and real estate lending.  Our loan products include short and medium-term commercial loans, commercial credit lines, construction and real estate loans, and consumer loans. We emphasize providing financial services to small and medium-sized businesses and to individuals. These types of lending products have provided us with market opportunities and generally provide higher net interest margins compared to other types of lending such as consumer lending. However, they also involve greater risks, including greater exposure to changes in local economic conditions.
Additionally, in 2021 and 2020, we originated a significant amount of Paycheck Protection Program ("PPP") loans. The Coronavirus Aid, Relief. and Economic Security ("CARES") Act established several new temporary U.S. Small Business Administration (“SBA”) loan programs to assist U.S. small businesses through the COVID-19 pandemic. PPP provided loans to small businesses who were affected by economic conditions as a result of COVID-19 and included loan forgiveness of all or a portion of the loan, subject to certain eligibility requirements and conditions.
Our lending operations are guided by loan policies, approval procedures, and amount limitations. Our loan policies outline the basic policies and procedures by which lending operations are conducted. Generally, the policies address our desired loan types, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations, and compliance with laws and regulations. The policies are reviewed and approved annually by the board of directors of the Bank.  Management has processes in place to analyze and manage various concentrations of credit within the overall loan portfolio. The Credit Administration Department monitors the procedures and processes for both the analysis and reporting of problem loans, and also develops strategies to resolve problem loans based on the facts and circumstances for each loan. Additionally, the Credit Administration Department performs a review of the loan portfolio for compliance with loan policy, as well as a review of credit quality. Loan review follows the FDIC sampling guidelines on an annual basis. Finally, our Internal Audit independently reviews loans for regulatory compliance and conformance to the Bank's policies and procedures.
    Purchase of accounts receivable:  We provide short-term working capital to customers primarily in our Alaska markets as well as Washington, Oregon and some other states by purchasing their accounts receivable through NFS. Our purchased receivable activity is guided by policies that outline risk management, documentation, and approval limits.  In 2024, we expect NFS to continue to operate in these markets and to continue to contribute to the Company’s profitability.
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
    Other Services: In addition to our traditional deposit and lending services, we offer our customers several convenience services:  Mobile Web and Mobile APP Banking, consumer online account opening, Personal Finance, Online Documents, Consumer Debit Cards, Business Debit Cards, My Rewards for consumer debit cards, retail lockbox services, card controls, Consumer Credit Cards, Business Credit Cards, Corporate Purchase Cards, Integrated Payables, home equity advantage access cards, telebanking, and automated teller services.  Other services include personalized checks at account opening, overdraft protection from a savings account, commercial drive-up banking at many locations, automatic transfers and payments, People Pay (a peer-to-peer payment functionality), external transfers, Bill Pay, wire transfers, direct payroll deposit, electronic tax payments, Automated Clearing House origination and receipt, remote deposit capture, account reconciliation and positive pay, merchant services, cash management programs and sweep options to meet the needs of business customers, annuity products, and long term investment portfolios.
    Other Services Provided Through Affiliates:  Our affiliate PWA provides investment advisory, trust, and wealth management services for customers who are primarily located in the Pacific Northwest and Alaska. We plan to continue to leverage these affiliate relationships to strengthen our existing customer base and bring new customers into the Bank.
    Significant Business Concentrations: No individual or single group of related accounts is considered material in relation to our total assets or total revenues, or to the total assets, deposits or revenues of the Bank, or in relation to our overall business. Based on classification by North American Industry Classification System ("NAICS"), there are no segments that exceed 10% of portfolio loans, except for real estate (see Note 5, Loans and Credit Quality, of the Notes to Consolidated Financial Statements included in Part II. Item 8 of this report for a breakout of real estate loans). The Company has $465.4 million non-owner occupied commercial real estate loans as of December 31, 2023 of which 17% are office class A or B, 14% are office / warehouse, 14% are retail centers, 10% are hotels, 10% are apartments, 8% are mini warehouse and self-storage, 7% are warehouse, and 20% are other.
In addition to its review of NAICS codes, the Company has also identified concentrations in various industries that may be adversely impacted by a future health pandemic and a decline in oil prices. We estimate that as of December 31, 2023 the Company had $123.3 million, or 7% of total portfolio loans, in the Healthcare sector; $100.4 million, or 6% of portfolio loans, in the Tourism sector; $84.2 million, or 5% in the Accommodations sector; $75.0 million, or 4% in the Fishing sector; $72.8 million, or 4% in Retail loans; $63.4 million, or 4% of portfolio loans, in the Aviation (non-tourism) sector; and $52.2 million, or 3% in the Restaurants and Breweries sector. Additionally, approximately 39% of our loan portfolio at December 31, 2023 is attributable to 50 large borrowing relationships. Moreover, our business activities are currently focused primarily in the state of Alaska. Consequently, our results of operations and financial condition are dependent upon the general trends in the Alaska economy and, in particular, the residential and commercial real estate markets in Anchorage, Juneau, Fairbanks, the Matanuska-Susitna Valley, the Kenai Peninsula, and to a lesser extent, Ketchikan, Sitka, Kodiak and Nome.

    Home Mortgage Lending
    Lending Services: The Company originates 1-4 family residential mortgages, the majority of which are located in Alaska, most of which we sell to the secondary market. Residential mortgage choices include several products from AHFC including first-time homebuyer, veteran's and rural community programs; Federal Housing Authority, or "FHA" loans; Veterans Affairs, or "VA" loans; and various conventional mortgages. The Company retains servicing rights on loans sold to AHFC since implementing a loan servicing program in July 2015. The Company also originates loans funded for investment, including adjustable rate mortgages, a second home product, jumbo loans, and extended locks which are retained as consumer loans in the Company's loan portfolio.
Alaska Economy
Our growth and operations are impacted by the economic conditions of Alaska and the specific markets we serve. Significant changes in the Alaska economy and the markets we serve eventually could have a positive or negative impact on the Company. Alaska is strategically located on the Pacific Rim, within nine hours by air from 95% of the northern hemisphere, and Anchorage is a worldwide air cargo and transportation link between the United States and international business in Asia and Europe. The economy of Alaska is dependent upon natural resource industries. Key sectors of the Alaska economy are the oil industry, government and military spending, and the fishing, mining, tourism, air cargo, transportation, and construction industries, as well as health services.
Recent Economic Developments
The Alaska Department of Labor ("DOL") has reported Alaska’s seasonally adjusted unemployment rate in November of 2023 was 4.4% compared to the U.S. rate of 3.7%. The total number of payroll jobs in Alaska, not including uniformed military, increased 1.6% or 5,000 jobs between November of 2022 and November of 2023.
According to the DOL, Health Care had the largest growth in new jobs in Alaska through November compared to the prior year. The sector added 1,300 positions for a year over year growth rate of 3.3%. The Oil & Gas sector had the largest percentage growth rate at 5.6% or 400 new jobs. Leisure and Hospitality added 800 jobs for a 2.6% growth rate. Professional & Business Services and Trade, Transportation & Utilities both added 700 jobs year over year through November of 2023. The Government sector grew by 500 jobs for 0.6% growth due to more federal positions in Alaska, which offset declines in Alaska state government jobs.

Alaska’s Gross State Product (“GSP”) in the third quarter of 2023, was estimated to be $67.7 billion in current dollars, according to the Federal Bureau of Economic Analysis ("BEA"). Alaska’s inflation adjusted “real” GSP grew 3.6% at annualized rates in the third quarter of 2023, compared to the average U.S. rate of 4.9%. Alaska’s real GSP improvement in the third quarter of 2023 was aided by gains in the Transportation & Warehousing and Construction sectors.

The BEA also calculated Alaska’s seasonally adjusted personal income at $52.3 billion in the third quarter of 2023. This was an annualized improvement of 2.2% for Alaska over the second quarter of 2023, compared to the national average of 3.5%.

The monthly average price of Alaska North Slope (“ANS”) crude oil was in a range between $75.64 and $95.05 in 2023. The Alaska Department of Revenue (“DOR”) calculated ANS crude oil production was 479 thousand barrels per day (“bpd”) in Alaska’s fiscal year ending June 30, 2023. The DOR has forecast production to decline slightly to 470 thousand bpd in Alaska’s fiscal year 2024. That number is projected to grow by the DOR to 663 thousand bpd by fiscal year 2033. This is primarily a result of new production coming on line in and around the NPR-A region west of Prudhoe Bay.

According to the Alaska Multiple Listing Services, the average sales price of a single family home in Anchorage rose 5.4% in 2023 to $481,181, following a 7.6% increase in 2022. This was the sixth consecutive year of price increases.

Average sales prices for single family homes in the Matanuska Susitna Borough rose 4% in 2023 to $397,858, after increasing 9.9% in 2022. This continues a trend of average price increases for more than a decade in the region. These two markets represent where the vast majority of the Bank’s residential lending activity occurs.

However, the Alaska Multiple Listing Services reported a large decrease in the number of units sold in both communities. There were 2,162 housing units sold in Anchorage in 2023, down 24.1% compared to 2,849 in 2022. In the Matanuska Susitna Borough there were 1,632 homes sold in 2023, compared to 2,103 in 2022, a decrease of 22.4%.

A material portion of our loans at December 31, 2023, were secured by real estate located in greater Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast Alaska. In 2023, 24% of our revenue was derived from the residential housing market in the form of loan fees and interest on residential construction and land development loans and income from our Home Mortgage Lending segment as compared to 25% and 38% in 2022 and 2021, respectively. Real estate values generally are affected by economic and other conditions in the area where the real estate is located, fluctuations in interest rates, changes in tax and other laws, and other matters outside of our control. A decline in real estate values in the greater Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast Alaska areas could significantly reduce the value of the real estate collateral securing our real estate loans and could increase the likelihood of defaults under these loans.

Long Term Economic Factors
We believe the long-term growth of the Alaska economy will most likely be determined by large scale natural resource development projects. Several multi-billion dollar projects can potentially advance in the moderate-term. Some of these projects include copper, gold and molybdenum production at the proposed Donlin Gold mine and continued exploration in the National Petroleum Reserve Alaska. Two significant oil production projects, Willow and Pikka, have been sanctioned and are under development, however the Willow project still faces legal challenges. Because of their size, we believe each of these projects faces tremendous challenges. We believe various political decisions need to be made by government regulators, issues need to be resolved in the court system, and multi-billion dollar financial commitments need to be made by the private sector if these large natural resource projects are to advance.  If none of these projects moves forward in the next ten years, we believe state revenues will continue to decline with falling oil production from older fields on the North Slope of Alaska. We anticipate the decline in state revenues will likely have a negative effect on Alaska’s economy.
    The oil industry plays a significant role in the economy of Alaska, but revenues for the State of Alaska are less dependent on the oil industry than they have been historically due to the implementation of a percent of market value (“POMV”) concept that has balanced and created more certainty in state revenue streams. Part of the POMV concept creates an allocation of a portion of investment earnings to unrestricted revenue instead of restricted revenue. According to the DOR, in 2023 and 2022, investment earnings allocated from the Alaska Permanent Fund under the POMV represented $3.5 billion, or 49%, and $3.0 billion, or 43%, respectively, of unrestricted State revenues. As of December 31, 2023, Alaska's Constitutional Budget Reserve was $2.8 billion and the Alaska Permanent Fund had a balance of $77.4 billion.  Investment revenue generated by the Alaska Permanent Fund is also used to pay an annual dividend to every eligible Alaskan citizen.
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
    We believe our exposure to the tourism industry diversifies the Company's customer base in the long-term. We believe this helps mitigate the effect that a decline in natural resource industries, specifically the oil industry, in Alaska would have on the Company's operations. Southeast Alaska is the primary destination for cruise ships that visit Alaska. Based on the latest information from Rain Coast Data, approximately one million cruise ship tourists have visited Southeast Alaska annually in recent years, including 1.2 million in 2022, except in 2020 and 2021 due to the COVID-19 pandemic. On December 29, 2023 the Juneau Empire reported that 1.65 million cruise ship passengers visited Alaska in 2023, and the totals for 2024 and 2025 are expected to be similar to 2023.

    Alaska’s residents are not subject to any state income or state sales taxes.  For over 40 years, Alaska residents have received annual distributions payable in October of each year from the Alaska Permanent Fund Corporation, which is supported by royalties from oil production and earnings from its investments.  The distribution was $1,312 per eligible resident in 2023 for an aggregate distribution of approximately $819.2 million. The Anchorage Economic Development Corporation estimates that, for most Anchorage households, distributions from the Alaska Permanent Fund Corporation exceed other Alaska taxes to which those households are subject.

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
    Currently, there are seven commercial banks operating in Alaska. At June 30, 2023, the date of the most recently available information, from the FDIC, Northrim Bank had approximately a 15% share of the Alaska bank deposits, 19% in the Anchorage area, 22% in Juneau, 19% in Matanuska-Susitna, 15% in Sitka, 12% in Fairbanks, 10% in Ketchikan, 10% in the Kenai Peninsula, 2% in Kodiak, and 8% in Nome.
    The following table sets forth market share data for the banks and credit unions having a presence in Alaska as of June 30, 2023, the most recent date for which comparative deposit information is available.

Financial institution	Number of branches	Total deposits (in thousands)	Market share of total bank deposits
Northrim Bank(1)	19	$2,328,743	15.0%
Wells Fargo Bank Alaska(1)	38	6,482,757	41.9%
First National Bank Alaska(1)	27	3,874,988	25.0%
Key Bank(1)	10	1,116,909	7.2%
First Bank(1)	9	741,643	4.8%
Mt. McKinley Bank(1)	5	521,186	3.4%
Denali State Bank(1)	5	420,906	2.7%
Total bank branches	113	$15,487,132	100%
 (1) FDIC Summary of Deposits as of June 30, 2023.

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

The Rules recognize three types, or tiers, of capital: common equity Tier 1 capital, additional Tier 1 capital and Tier 2 capital. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as accumulated other comprehensive income (“AOCI”), except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI. Additional Tier 1 capital generally includes noncumulative perpetual preferred stock and related surplus subject to certain adjustments and limitations. Tier 2 capital generally includes certain capital instruments (such as subordinated debt) and portions of the amounts of the allowance for loan and lease losses, subject to certain requirements and deductions. The term "Tier 1 capital" means common equity Tier 1 capital plus additional Tier 1 capital, and the term "total capital" means Tier 1 capital plus Tier 2 capital.

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

Following the enactment of certain federal legislation in 2018, the federal banking regulators (including the FDIC and FRB) proposed a rule intended to simplify capital rules for certain community banks and their holding companies, the Community Bank Leverage Ratio (“CBLR”). Qualifying community banking organizations can elect to opt-into the CBLR and be under a new capital requirement rather than the current capital framework. To be eligible to make this election, the community banking organization would have to have less than $10 billion in assets, have a community bank leverage ratio of at least 9.00% and meet certain other criteria (including limits on off-balance sheet exposures and trading assets and liabilities). The CBLR would generally be the ratio of the organization's total bank equity capital to average assets, subject to certain adjustments. The intent of the CBLR is to simplify but not weaken capital requirements for qualifying community banks. Management has not elected to opt in to these new capital rules.

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

Management intends to maintain capital ratios for the Bank in 2024 that exceed the FDIC’s requirements for the “well-capitalized” capital requirement classification. The dividends that the Bank pays to the Company will be limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.

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

On October 24, 2023, the FDIC, the Office of the Comptroller of the Currency (“OCC”), and the FRB jointly issued a final rule to strengthen and modernize the existing CRA regulations. Under the final rule, the agencies will evaluate a bank’s CRA performance based upon the varied activities that it conducts and the communities in which it operates. CRA evaluations and data collection requirements will be tailored based on bank size and type. The Bank would be considered a large bank with assets of greater than $2 billion under the final rule and therefore will be evaluated under new lending, retail services and products, community development financing, and community development services tests. The final rule includes CRA assessment areas associated with mobile and online banking, and new metrics and benchmarks to assess retail lending performance. In addition, the final rule emphasizes smaller loans and investments that can have a high impact and be more responsive to the needs of low and moderate income communities. The final rule will take effect on April 1, 2024; however, compliance with the majority of the final rule's provisions will not be required until January 1, 2026, and the data reporting requirements of the final rule will not take effect until January 1, 2027.

The Bank is also subject to the Bank Secrecy Act (the “BSA”) and other anti-money laundering laws and regulations including the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) and the Anti-Money Laundering Act of 2020 (the “AMLA”). The BSA is intended to require financial institutions to develop policies, procedures, and practices to prevent and deter money laundering. The regulations implementing the BSA require financial institutions to establish risk-based procedures for conducting ongoing customer due diligence and procedures for understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile. In addition, FinCEN has promulgated customer due diligence and customer identification rules that require banks to identify and verify the identity of the beneficial owners. In addition to complying with the BSA, the Bank is subject to the USA PATRIOT Act. The USA PATRIOT Act is designed to deny terrorists and criminals the ability to obtain access to the United States’ financial system and has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money. The USA PATRIOT Act mandates that financial service companies implement additional policies and procedures and take heightened measures designed to address any or all of the following matters: customer identification programs, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, currency crimes, and cooperation between financial institutions and law enforcement authorities.

Further, on January 1, 2021, Congress passed the National Defense Authorization Act (the “NDAA”), which included the enactment of AMLA, and which enacted the most significant overhaul of the BSA and related anti-money laundering laws since the USA PATRIOT Act. Notable amendments include, among others, significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry, which requires corporate entities to report beneficial ownership information to FinCEN. Many of the amendments require the Department of Treasury and FinCEN to promulgate rules. On September 29, 2022, FinCEN issued a final regulation implementing the BSA amendments included in the NDAA with respect to beneficial ownership reporting. The Bank’s policies and procedures are designed to comply with the requirements of the anti-money laundering laws, including the USA PATRIOT ACT.

In July 2023, the Securities and Exchange Commission (“SEC”) published adopted final rules relating to risk management, strategy, governance and incident disclosure which are applicable to public companies in preparing disclosures about cybersecurity risks and incidents. These SEC rules, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

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

Effective in 2022, the federal banking agencies adopted a Final Rule, that requires banking organizations to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or that would impact the stability of the United States. State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations.

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
•The impact of interest rates on our mortgage banking business can have a significant impact on revenues.
•Inflationary pressures and rising prices may affect our results of operations and financial condition.
•Rising interest rates have decreased the value of our held-to-maturity securities portfolio, and we would realize losses if we were required to sell such securities to meet liquidity needs.

Operational, Strategic and Business Risk Factors

•Changes and instability in economic conditions, geopolitical matters and financial markets, including contraction of economic activity, could adversely impact our business, results of operations and financial condition.
•Current economic conditions in the State of Alaska pose challenges for us and could adversely affect our financial condition and results of operations.
•Our concentration of operations in the Anchorage, Matanuska-Susitna Valley, Fairbanks and Southeast areas of Alaska makes us more sensitive to downturns in those areas.
•Our allowance for credit losses may be insufficient.
•We are subject to lending concentration risks.
•Our commercial real estate lending may expose us to increased lending risks.
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
•Consumers may decide not to use banks to complete their financial transactions.
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
•We may be unable to attract and retain key employees and personnel.
•Our internal controls may be ineffective.
•Liquidity risk could impair our ability to fund operations and jeopardize our financial conditions.
•A failure of a significant number of our borrowers, guarantors and related parties to perform in accordance with the terms of their loans would have an adverse impact on our results of operations.

Regulatory, Legislative and Legal Risk Factors

•We operate in a highly regulated environment and changes of or significant increases in banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us.
•We face risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies, and priorities.
•Fiscal challenges facing U.S. government could negatively impact financial markets which in turn could have an adverse effect on our financial position or results of operations.
•Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, Anti-Money Laundering Act of 2020, Real Estate Settlement Procedures Act, Truth-in-Lending Act or other laws and regulations could result in fines, sanctions or other adverse consequences.
•Deposit insurance premiums could increase further in the future.

•Recent volatility in the banking sector, triggered by the failures of Silicon Valley Bank, Signature Bank and First Republic Bank, may result in legislative initiatives, agency rulemaking activities, or changes in agency policies and priorities that could subject the Company and the Bank to enhanced government regulation and supervision.
•Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact our business.

Accounting, Tax and Financial Risk Factors

•Changes in the federal, state, or local tax laws may negatively impact our financial performance.
•Changes in our accounting policies or in accounting standards could materially affect how we report our financial results.

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
•Increasing, complex and evolving regulatory, stakeholder, and other third party expectations on ESG matters could adversely affect our reputation, our access to capital and the market price of our securities.

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

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, inflationary trends, changes in government spending and debt issuances and policies of various governmental and regulatory agencies and, in particular, the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; and (iii) the average duration of our mortgage portfolio and other interest-earning assets. In January 2022, due to elevated levels of inflation and corresponding pressure to raise interest rates, the FRB announced after several periods of historically low federal funds rates and yields on Treasury notes that it would be slowing the pace of its bond purchasing and increasing the target range for the federal funds rate over time. The FOMC since has increased the target range eleven times throughout 2022 and 2023. As of December 31, 2023, the target range for the federal funds rate had been increased to 5.25% to 5.50%. It remains uncertain whether the FOMC will further increase the target range for the federal funds rate to attain a monetary policy sufficiently restrictive to return inflation to more normalized levels, begin to reduce the federal funds rate or leave the rate at its current elevated level for a lengthy period of time. Our interest rate spread, net interest margin and net interest income increased during this period of rising interest rates as our interest earning assets generally reprice more quickly than our interest earning liabilities.

If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. The Company’s interest rate risk profile is such that, generally, a higher yield curve adds to income while a lower yield curve has a negative impact on earnings. Our most significant interest rate risk may result from timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options.

Although management believes it has implemented effective asset and liability management strategies, including the potential use of derivatives as hedging instruments, to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations, and any related economic downturn, especially domestically and in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet.

The impact of interest rates on our mortgage banking business can have a significant impact on revenues.

Changes in interest rates can impact RML’s revenues and net revenues associated with our mortgage activities. A decline in mortgage rates generally increases the demand for mortgage loans as borrowers refinance, but also generally leads to accelerated payoffs. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be refinanced and a decline in payoffs. Although we use models to assess the impact of interest rates on mortgage-related revenues, the estimates of revenues produced by these models are dependent on estimates and assumptions of future loan demand, prepayment speeds and other factors which may differ from actual subsequent experience.

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation has continued rising in 2023 at levels not seen for over 40 years. Inflationary pressures are currently expected to continue in 2024. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations increasing our credit risk. Sustained higher interest rates by the FRB may be needed to tame persistent inflationary price pressures, which could push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our regional markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

Rising interest rates have decreased the value of our held-to-maturity securities portfolio, and we would realize losses if we were required to sell such securities to meet liquidity needs.

As a result of inflationary pressures and the resulting rapid increases in interest rates over the last year, the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including ours, resulting in unrealized losses embedded in the held-to-maturity portion of U.S. banks’ securities portfolios. The book value of the Company's held-to-maturity securities portfolio was $36.8 million at both December 31, 2023 and 2022. Unrealized losses on the held-to-maturities portfolio amounted to $3.3 million and $4.1 million at December 31, 2023 and 2022, respectively. The fair value of the Company's held-to-maturity securities portfolio was $33.4 million and $32.6 million at December 31, 2023 and 2022, respectively. While we do not currently intend to sell these securities, if we were required to sell such securities to meet liquidity needs, we may incur losses, which could impair our capital, financial condition, and results of operations and, in the event that our other funding sources are insufficient, could require us to raise additional capital. While we have taken actions to maximize our funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.

Operational, Strategic and Business Risks

    Changes and instability in economic conditions, geopolitical matters and financial markets, including a contraction of economic activity, could adversely impact our business, results of operations and financial condition.

Our success depends, to a certain extent, upon global, domestic and local economic and political conditions, as well as governmental monetary policies. Conditions such as changes in interest rates, money supply, levels of employment and other factors beyond our control may have a negative impact on economic activity. Any contraction of economic activity, including an economic recession, may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. In particular, interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, specifically, the FRB. Throughout 2022 and 2023, the FOMC raised the target range for the federal funds rate on eleven separate occasions, citing factors including the hardships caused by the ongoing Russia-Ukraine conflict, continued global supply chain disruptions and imbalances, and increased inflationary pressure.

The tightening of the FRB’s monetary policies, including repeated and aggressive increases in target range for the federal funds rate as well as the conclusion of the FRB’s tapering of asset purchases, together with ongoing economic and geopolitical instability, increases the risk of an economic recession. Although forecasts have varied, many economists are projecting that, while indicators of U.S. economic performance, such as income growth, may be strong and levels of inflation may continue to decrease, the U.S. economy may be flat or experience a modest decrease in gross domestic output in 2024 while inflation is expected to remain elevated relative to historic levels in the coming quarters. Any such downturn in economic output, especially domestically and in the Alaska and other markets in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.

As a result of the economic and geopolitical factors discussed above, financial institutions also face heightened credit risk, among other forms of risk. Of note, because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral, which, in turn, can adversely affect the value of our loan and investment portfolios. Adverse economic developments, specifically including inflation-related impacts, may have a negative effect on the ability of our borrowers to make timely repayments of their loans or to finance future home purchases. According to the Federal Reserve's October 2023 Financial Stability Report, commercial real estate values remained elevated relative to fundamentals, even as prices continued to decline. While commercial real estate values continue to fluctuate, some markets are showing signs of stabilizing prices. However, the outlook for commercial real estate remains dependent on the broader economic environment and, specifically, how major subsectors respond to a rising interest rate environment and higher prices for commodities, goods and services. In any case, credit performance over the medium- and long-term is susceptible to economic and market forces and therefore forecasts remain uncertain; however, some degree of instability in the commercial real estate markets is expected in the coming quarters as loans are refinanced in markets with higher vacancy rates under current economic conditions. Instability and uncertainty in the commercial and residential real estate markets, as well as in the broader commercial and retail credit markets, could have a material adverse effect on our financial condition and results of operations.

Current economic conditions in the State of Alaska pose challenges for us and could adversely affect our financial condition and results of operations.

    We are operating in an uncertain economic environment. The pandemic caused a global economic slowdown, and while we have seen economic recovery, continuing supply chain issues, fluctuations in oil prices, labor shortages and inflation risk are affecting the continued recovery. In the longer term, relatively low oil prices are expected to negatively impact the overall economy in Alaska on a larger scale as we estimate that one third of the Alaskan economy is related to oil. Financial institutions continue to be affected by changing conditions in the real estate and financial markets, along with an arduous regulatory climate. Continued economic uncertainty and a recessionary or stagnant economy could result in financial stress on the Bank's borrowers, which could adversely affect our business, financial condition and results of operations. Deteriorating conditions in the regional economies of Anchorage, Matanuska-Susitna Valley, Fairbanks, and the Southeast areas of Alaska served by the Company could drive losses beyond that which is provided for in our allowance for credit losses. We may also face the following risks in connection with events:

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
    Substantially all of our business is derived from the Anchorage, Matanuska-Susitna Valley, Fairbanks, Southeast, and Kenai Peninsula areas of Alaska.  The majority of our lending has been with Alaska businesses and individuals. At December 31, 2023, approximately 72% of loans are secured by real estate and 4% are unsecured. Approximately 24% are for general commercial uses, including professional, retail, and small businesses, and are secured by non-real estate assets. Repayment is expected from the borrowers’ cash flow or, secondarily, the collateral. Our exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value. These areas rely primarily upon the natural resources industries, particularly oil production, as well as tourism and government and U.S. military spending for their economic success. In particular, the oil industry plays a significant role in the Alaskan economy.
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

We are subject to concentration risks.
    Approximately 72% of the Bank’s loan portfolio at December 31, 2023 consisted of loans secured by commercial and residential real estate mostly located in Alaska. Additionally, all of the Company's loans held for sale are secured by residential real estate. A slowdown in the residential sales cycle in our major markets and a constriction in the availability of mortgage financing, would negatively impact residential real estate sales, which would result in customers’ inability to repay loans. This would result in an increase in our non-performing assets if more borrowers fail to perform according to loan terms and if we take possession of real estate properties. Additionally, if real estate values decline, the value of real estate collateral securing our loans could be significantly reduced. If any of these effects continue or become more pronounced, loan losses will increase more than we expect and our financial condition and results of operations would be adversely impacted.
Our commercial real estate lending may expose us to increased lending risks.
    Approximately 49% of the Bank’s loan portfolio at December 31, 2023 consisted of commercial real estate loans. Commercial construction and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to significantly greater risk of loss compared to an adverse development with respect to a consumer loan. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. However, commercial real estate markets have been facing downward pressure since 2022 due in large part to increasing interest rates and declining property values. Accordingly, the federal banking agencies have expressed concerns about weaknesses in the current commercial real estate market and have applied increased regulatory scrutiny to institutions with commercial real estate loan portfolios that are fast growing or large relative to the institutions' total capital. To address supervisory expectations with respect to financial institutions' handling of commercial real estate borrowers who are experiencing financial difficulty, in June of 2023, the federal banking agencies issued an interagency policy statement addressing prudent commercial real estate loan accommodations and workouts. Our failure to adequately implement enhanced risk management policies, procedures and controls could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio. The credit quality of these loans may also deteriorate more than expected which may result in losses that exceed the estimates that are currently included in our allowance for loan losses, which could adversely affect our financial condition and results of operations.

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

    Our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, payment card numbers, bank account information or other personal information or to introduce viruses or other malware through “trojan horse” programs to our customers’ computers. These communications may appear to be legitimate messages sent by the Bank or other businesses, but direct recipients to fake websites operated by the sender of the e-mail or request that the recipient send a password or other confidential information via e-mail or download a program. Despite our efforts to mitigate these threats through product improvements, use of encryption and authentication technology to secure online transmission of confidential consumer information, and customer and employee education, such attempted frauds against us or our merchants and our third-party service providers remain a serious issue. The pervasiveness of cyber security incidents in general and the risks of cyber-crime are complex and continue to evolve. In addition, following COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. In light of several recent high-profile data breaches at other companies involving customer personal and financial information, we believe the potential impact of a cyber security incident involving the Company, any exposure to consumer losses and the cost of technology investments to improve security could cause customer and/or Bank losses, damage to our brand, and increase our costs.
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

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions, such as paying bills and/or transferring funds directly without the assistance of banks. Transactions utilizing digital assets, including cryptocurrencies, stablecoins and other similar assets, have increased substantially over the course of the last several years. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions as illustrated by the current and ongoing market volatility. Accordingly, digital asset service providers, which at present are not subject to the extensive regulation of banking organizations and other financial institutions, have become active competitors for our customers’ banking business. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, an initiative by the CFPB, as prompted by the current Presidential Administration, to promote “open and decentralized banking” through the proposal of a Personal Financial Data Rights rule designed to facilitate the transfer of customer information at the direction of the customer to other financial institutions could lead to greater competition for products and services among banks and nonbanks alike if a final rule is adopted. The timing of and prospects for any such action are uncertain at this time. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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
    We will be dependent for the foreseeable future on the services of Joseph M. Schierhorn, our Chairman of the Board, President, Chief Executive Officer, and Chief Operating Officer of the Company; Michael Huston, our President of Northrim Bank; Jed W. Ballard, our Executive Vice President and Chief Financial Officer; and Amber Zins, our Executive Vice President and Chief Operating Officer of Northrim Bank. While we maintain keyman life insurance on the lives of Messrs. Schierhorn, Huston, Ballard and Ms. Zins in the amounts of $2.4 million, $2 million, $2 million and $2 million, respectively, we may not be able to timely replace these key employees with a person of comparable ability and experience should the need to do so arise, causing losses in excess of the insurance proceeds. The unexpected loss of key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings.
Our internal controls may be ineffective.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, and financial condition.

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
    Our ability to borrow could be impaired by factors that are not specific to us or our region, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry and unstable credit markets. Our access to deposits can be impacted by the liquidity needs of our customers as a substantial portion of our liabilities are demand while a substantial portion of our assets are loans that cannot be sold in the same timeframe. Historically, we have been able to meet its cash flow needs as necessary. If a sufficiently large number of depositors sought to withdraw their deposits for whatever reason, we may be unable to obtain the necessary funding at favorable term.

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

Regulatory, Legislative, Legal and Reputational Risks
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

We face risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies, and priorities.

Last Congress, Democrats controlled the White House and both Chambers of Congress. As a result, Democrats were able to set the policy agenda both legislatively and in the regulatory agencies that have rulemaking and supervisory authority over the financial services industry generally and the Bank specifically. These dynamics shifted after the 2022 midterm elections. While Democrats retained control of the U.S. Senate, the party has a slim majority of 51 seats. Republicans assumed control of the U.S. House of Representatives, with a slim majority of 222 seats. In consideration of the divided control of Congress, the narrow majorities in each chamber, and the current political environment, the legislative process is expected to be more challenging in the current legislative session.

Although agendas are expected to vary substantially in each chamber, congressional committees with jurisdiction over the banking sector have pursued, and likely will continue to pursue, oversight in a variety of areas, including addressing climate-related risks, promoting diversity and equality within the banking industry and addressing other ESG matters, improving competition in the banking sector and enhancing oversight of bank mergers and acquisitions, and establishing a regulatory framework for digital assets and markets. The prospects for the enactment of major banking reform legislation under the new Congress are unclear at this time.

Moreover, the turnover of the Presidential Administration in 2021 resulted in certain changes in the leadership and senior staffs of the federal banking agencies and the Treasury Department. These changes have impacted the rulemaking, supervision, examination and enforcement priorities and policies of the agencies and likely will continue to do so over the next several years. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including the Bank, cannot be predicted at this time.

Fiscal challenges facing the U.S. government could negatively impact financial markets which in turn could have an adverse effect on our financial position or results of operations.

Federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government’s debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2011, S&P lowered its long term sovereign credit rating on the U.S. from AAA to AA+. In 2023, Congress narrowly averted two separate government shutdowns by passing continuing resolutions. In part due to repeated debt-limit political standoffs and last-minute resolutions, in 2023 a rating agency downgraded the U.S. long-term foreign-currency issuer default rating to AA+ from AAA. A further downgrade, or a downgrade by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.

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

The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund ("DIF") at a specific level. Historically, unfavorable economic conditions increased bank failures and these additional failures decreased the DIF. In order to restore the DIF to its statutorily mandated minimums the FDIC significantly increased deposit insurance premium rates, including the Bank's. FDIC insurance premiums could increase in the future in response to similar declining economic conditions. More recently, extraordinary growth in insured deposits and losses occasioned by recent bank failures caused the ratio of the DIF to total insured deposits to fall below the current statutory minimum of 1.35%. The FDIC has also established a higher reserve ratio of 2% as a long term goal and the minimum level needed to withstand future financial crises of the magnitude of past crises. The FDIC may continue to increase the assessment rates or impose additional special assessments in the future to restore and then steadily increase the DIF to these statutory target levels. Any increase in the Bank's FDIC premiums could have an adverse effect on its business, financial condition and results of operations.

Recent volatility in the banking sector, triggered by the failures of Silicon Valley Bank, Signature Bank and First Republic Bank, may result in legislative initiatives, agency rulemaking activities, or changes in agency policies and priorities that could subject the Company and the Bank to enhanced government regulation and supervision.

The recent high-profile bank failures involving Silicon Valley Bank, Signature Bank and First Republic Bank have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks like the Company. Investor and customer confidence in the banking sector, particularly with regard to mid-size and larger regional banking organizations, waned in response to the failures of Silicon Valley Bank, Signature Bank and First Republic Bank. Congress and the federal banking agencies have and continue to evaluate the events leading to the failures of Silicon Valley Bank, Signature Bank and First Republic Bank to ascertain possible explanations for these developments. Legislators and the leadership of the federal banking agencies noted that inadequate prudential regulation of regional banking organizations

(generally, institutions with less than $250 billion in total assets), insufficient supervision of such organizations, poor management and inadequate risk management practices, specifically including interest rate and liquidity risks in consideration of each institution’s business model, and substantial uninsured deposit liabilities were causes of the failures.

Further evaluation of recent developments in the banking sector may lead to governmental initiatives intended to prevent future bank failures and stem significant deposit outflows from the banking sector, including (i) legislation aimed at preventing similar future bank runs and failures and stabilizing confidence in the banking sector over the long term, (ii) agency rulemaking to modify and enhance relevant regulatory requirements, specifically with respect to liquidity risk management, deposit concentrations, capital adequacy, stress testing and contingency planning, and safe and sound banking practices, and (iii) enhancement of the agencies’ supervision and examination policies and priorities. In fact, in July 2023, the federal banking agencies issued a notice of proposed rulemaking that would substantially revise the regulatory capital framework for banking organizations with total assets of $100 billion or more and banking organizations with significant trading activity. Among other things, the proposed rule would require all banking organizations with over $100 billion in assets to include unrecognized gains and losses on available for sale debt securities via the inclusion of accumulated other comprehensive income in capital. In addition, banking organizations with over $100 billion in assets would be subject to the supplementary leverage ratio and countercyclical capital buffer. The proposed rule, if adopted as proposed, would not apply to the Bank directly based on the Bank's current asset size. The federal banking agencies may also re-evaluate applicable liquidity risk management standards, such as by reconsidering the mix of assets that are deemed to be "high-quality liquid assets" and/or how "high-quality liquid assets" holdings and cash inflows and outflows are tabulated and weighted for liquidity management purposes.

Although we cannot predict with certainty which initiatives may be pursued by lawmakers and agency leadership, nor can we predict the terms and scope of any such initiatives, any of the potential changes referenced above could, among other things, subject us to additional costs, limit the types of financial services and products we may offer, and limit our future growth, any of which could materially and adversely affect our business, results of operations or financial condition.

Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact our business.

The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements or have otherwise acted to attempt to reduce global temperatures, in part by limiting greenhouse gas (“GHG”) emissions. The FRB became a member of the Network of Central Banks and Supervisors for Greening the Financial System and, in its Financial Stability Report of November 2020, specifically addressed the implications of climate change for markets, financial exposures, financial institutions, and financial stability. The U.S. Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change, including mandatory substantive and/or disclosure requirements regarding climate change. Such initiatives have been pursued with rigor under the current Presidential Administration. The Financial Stability Oversight Council published a report in 2021 identifying climate-related financial risk as an “emerging threat” to financial stability. The leadership of the federal banking agencies have emphasized that climate-related risks are faced by banking organizations of all types and sizes, specifically including physical and transition risks, and are in the process of enhancing supervisory expectations regarding banks' risk management practices. To that end, on October 24, 2023, the federal banking agencies issued interagency guidance on principles for climate-related financial risk management by large financial institutions. The guidance reiterates the agencies’ view that financial institutions are likely to be affected by both the physical risks and transition risks associated with climate change, which can manifest as traditional risks such as credit, market, liquidity, operation, and legal risks. To address these risks, the guidance covers six areas: governance; policies, procedures, and limits; strategic planning; risk management; data, risk management, and reporting; and scenario analysis. The guidance applies only to banking organizations with total consolidated assets of greater than $100 billion and therefore does not apply to the Bank directly. Additionally, in March 2022, the SEC proposed new climate-related disclosure rules, which if finalized, would require new climate-related disclosures in SEC filings and audited financial statements, including certain climate-related metrics and direct and indirect GHG emissions data, information about climate-related targets and goals, transition plans, if any, and attestation requirements. Disclosure requirements imposed by different regulators may not always be uniform, which may result in increased complexity, and cost, for compliance. Additionally, many of our suppliers and business partners may be subject to similar requirements, which may augment or create additional risks, including risks that may not be known to us.

Although these new guidelines do not apply to a banking organization of our size, as the Company continues to grow and expand the scope of our operations, our regulators generally will expect us to enhance our internal control programs and processes, including with respect to risk management and stress testing under a variety of adverse scenarios and related capital planning. In the event the federal banking agencies were to expand the scope of coverage of the new climate risk guidelines to institutions of our size or promulgate new regulations or supervisory guidance applicable to the Company, we would expect to experience increased compliance costs and other compliance-related risks.

The above measures may also result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes, each of which may require the Company to expend significant capital and incur compliance, operating, maintenance and remediation costs. Given the lack of empirical data on the credit and other financial risks posed by climate change, it is impossible to predict how climate change may impact our financial condition and operations; however, as a banking organization, the physical effects of climate change may present certain unique risks to the Company. For example, weather disasters, shifts in local climates and other disruptions related to climate change may adversely affect the value of real properties securing our loans, which could diminish the value of our loan portfolio. Such events may also cause reductions in regional and local economic activity that may have an adverse effect on our customers, which could limit our ability to raise and invest capital in these areas and communities, each of which could have a material adverse effect on our financial condition and results of operations.

In recognition of the risks posed by climate change, as discussed above, the Company has taken a variety of actions to manage its carbon footprint and has sought to engage in sustainable lending and investment activities. However, we cannot guarantee the success of these actions, nor can we make any assurances that our regulators, investors in our securities or other third parties, such as environmental advocacy organizations, will find our efforts to support climate-related initiatives to be sufficient.

Accounting, Tax and Financial Risks
Changes in the federal, state, or local tax laws may negatively impact our financial performance.

We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. For example, legislation enacted in 2017 resulted in a reduction in our federal corporate tax rate from 35% in 2017 to 21% in 2018, which had a favorable impact on our earnings and capital generation abilities. However, this legislation also enacted limitations on certain deductions, such as the deduction of FDIC deposit insurance premiums, which partially offset the anticipated increase in net earnings from the lower tax rate. Any increase in the corporate tax rate or surcharges that may be adopted by Congress would adversely affect our results of operations in future periods.

In addition, the Bank’s customers experienced and likely will continue to experience varying effects from both the individual and business tax provisions of the Tax Act and other future changes in tax law and such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole.

Further, on August 16, 2022, the Inflation Reduction Act of 2022 was enacted into law. The legislation imposed a non-deductible 1% excise tax on repurchases of stock by “covered corporations,” including the Company. As a result, our results of operations in future periods may be impacted adversely to the extent of any significant stock repurchases by the Company.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results.

Our accounting policies are fundamental to understanding our financial results and condition. Some of these policies require the use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses.

From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report our results of operations and financial condition. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts.

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

During 2023, the Company repurchased 208,673 shares of common stock at an average price of $43.34 per share under its previously announced share repurchase program. On January 26, 2024, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 110,000 shares of common stock.

Whether we continue, and the amount and timing of such stock repurchases is subject to capital availability and periodic determinations by our Board. The Company continues to evaluate the potential impact that regulatory proposals may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, applicable SEC rules, federal and state regulatory restrictions, and various other factors, including the recently implemented 1% excise tax on repurchases of stock. In addition, the amount we spend and the number of shares we are able to repurchase under our stock repurchase program may further be affected by a number of other factors, including the stock price and blackout periods in which we are restricted from repurchasing shares. Our stock repurchases may change from time to time, and we cannot provide assurance that we will continue to repurchase stock in any particular amounts or at all. A reduction in or elimination of our stock repurchases could have a negative effect on our stock price.

The market price for our common stock may be volatile.

The market price of our common stock could fluctuate substantially in the future in response to a number of factors, including those discussed below. The market price of our common stock has in the past fluctuated significantly. We expect to see additional volatility in the financial markets due to the uncertainty caused by recent high-profile bank failures involving Silicon Valley Bank, Signature Bank and First Republic Bank, disruption in global supply chains, uncertainty over the U.S. government debt ceiling and changing FRB policy. Some additional factors that may cause the price of our common stock to fluctuate include:

•general conditions in the financial markets and real estate markets.

•macro-economic and political conditions in the U. S. and the financial markets generally.
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

Our business may be adversely affected by social, political, and economic instability, unrest, or disruption in a geographic region in which we operate, regardless of cause, including legal, regulatory, and policy changes by the current presidential administration in the U.S., protests, demonstrations, strikes, riots, civil disturbance, disobedience, insurrection, or social and other political unrest.

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

Increasing, complex and evolving regulatory, stakeholder, and other third party expectations on ESG matters could adversely affect our reputation, our access to capital and the market price of our securities.

The Company is subject to a variety of risks arising from ESG matters as governmental and regulatory bodies, investors, customers, employees and other stakeholders and third parties have been increasingly focused on ESG matters. ESG matters include, among other things, climate risk, hiring practices, the diversity of our work force, and racial and social justice issues involving our personnel, customers and third parties with whom we otherwise do business. Risks arising from ESG matters may adversely affect, among other things, our reputation and the market price of our securities.

Further, we may be exposed to negative publicity based on the identity and activities of those to whom we lend and with which we otherwise do business and the public’s view of the approach and performance of our customers and business partners with respect to ESG matters. Any such negative publicity could arise from adverse news coverage in traditional media and could also spread through the use of social media platforms. The Company’s relationships and reputation with its existing and prospective customers and third parties with which we do business could be damaged if we were to become the subject of any such negative publicity. This, in turn, could have an adverse effect on our ability to attract and retain customers and employees and could have a negative impact on the market price for securities.

Investors have begun to consider the steps taken and resources allocated by financial institutions and other commercial organizations to address ESG matters when making investment and operational decisions. Certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to the risks posed by climate change and other ESG matters into their investment theses. Additionally, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Unfavorable ratings of the Company may adversely affect investor sentiment towards the Company or the market price of our securities.

Further, as we continue to focus on developing ESG practices, and as investor and other stakeholder expectations, voluntary and regulatory ESG disclosure standards and policies continue to evolve, we have expanded and expect to further expand our public disclosures in these areas. Such disclosures may reflect aspirational goals, targets, and other expectations and assumptions, which are necessarily uncertain and may not be realized. Failure to realize (or timely achieve progress on) such aspirational goals and targets could adversely affect our third party ESG ratings, our reputation or otherwise adversely affect us.

Increased attention to ESG matters also has caused public officials, including certain state attorneys general, treasurers, and legislators, to take various actions to impact the extent to which ESG principles are considered by private investors. For instance, certain states have enacted laws or issued directives designed to penalize financial institutions that the state believes are boycotting certain industries such as the fossil fuel and firearms industries. These developments illustrate that ESG-based investing has become a divisive political issue. Shifts in investing priorities based on ESG principles may result in adverse effects on the market price of our securities to the extent that investors that give significant weight to such principles determine that the Company has not made sufficient progress on ESG matters. Conversely, the market price of our securities may be adversely affected if a government official or agency seeks to limit the Company’s business with a certain government entity or initiates an investigation or enforcement action because of what is perceived to be the Company’s unwarranted focus on ESG matters.

ITEM 1B.            UNRESOLVED STAFF COMMENTS
    None.

ITEM 1C.            CYBERSECURITY
Risk Management and Strategy

The Company continuously monitors its information systems to proactively assess, identify, and manage risks from vulnerabilities and assess cybersecurity threats. The Company’s process for identifying and assessing material risks from cybersecurity threats operates alongside the Company’s broader overall risk assessment process. The Company’s Computer Security Incident Response Team immediately investigates system alerts that may indicate the presence of a cybersecurity threat or incident and escalates information regarding the threat or incident as necessary to address it in a timely manner. The Company also maintains a computer security incident response plan with formalized workflows and playbooks. The computer security incident response plan, among other things, provides for inter-departmental coordination and management of cybersecurity threats or incidents to quickly assess the impact, mitigate risks to information systems, and work to resolve vulnerabilities. We periodically conduct simulation exercises involving employees at various levels of the organization. We also periodically engage external partners to conduct annual audits of our systems, test our systems infrastructure, and suggest improvements. Through these channels and others, we work to proactively identify potential vulnerabilities in our information security system. Senior management meets regularly with the Company’s risk-management team and internal and external auditors to evaluate the effectiveness of the Company’s systems, controls, and management processes with respect to cybersecurity risks. The results of key assessments are reported in summary to the Board of Directors periodically.

We also recognize that we are exposed to cybersecurity threats associated with our use of third-party service providers. To minimize the risk and vulnerabilities to our own systems stemming from such use, our Cybersecurity Program Manager and other subject matter experts monitor and identify known cybersecurity threats and incidents at third-party service providers on a regular basis. In addition, we strive to minimize cybersecurity risks when we first select or renew a vendor by including cybersecurity risk as part of our overall vendor evaluation and due diligence process. A vendor management policy is in place, which is approved by the Board of Directors annually. The vendor management policy calls for the evaluation of risk for each vendor based upon an assessment of the degree to which their relationship could expose the Company to risk in relation to the Company’s reliance on the vendor’s promise to perform and to protect customer privacy and based on the vendor’s fiscal strength.

The Company provides mandatory initial and annual training thereafter for personnel regarding security awareness as a means to equip the Company’s personnel with the understanding of how to properly use and protect the computing resources entrusted to them, and to communicate the Company’s information security policies, standards, processes and practices. We also work to educate our customers about the importance and understanding of their role in protecting their identities and the privacy of their information. We consider customer education regarding the use of electronic convenience products to be especially important due to the Bank’s increased exposure to loss related to these products if procedures are not followed.

To our knowledge, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, including its business strategy, results of operations or financial condition. With regard to the possible impact of future cybersecurity threats or incidents, see Part I. Item 1A, Risk Factors — Operational, Strategic and Business Risks.

Governance

Management of cybersecurity risk is the responsibility of the full Board of Directors, with additional assistance from the Audit Committee. The Board of Directors also devotes significant time and attention to the oversight of cybersecurity and information security risk and receives an operational risk update that includes a review of cybersecurity and information security risk. As part of its oversight of cybersecurity and informational security risk, on an annual basis, our Board of Directors reviews its Information Security Policy with its appointed Information Security Officer and frequently receives presentations on and discusses cybersecurity and information security risks, industry trends, and best practices from our Chief Information Officer and our Information Security Officer.

At the management level, the Chief Information Officer and Information Security Officer receive regular reports from the Company’s systems department, both historical and real-time, about the Company’s cybersecurity status. The Company has established written policies and procedures to ensure that significant cybersecurity incidents are immediately investigated, addressed through the coordination of various internal departments, and publicly reported (to the extent required by applicable law). If management determines a material cybersecurity incident has occurred, the Company’s policies require management to promptly inform the Audit Committee with follow-up information to the full Board of Directors.

Under the direction of the Chief Information Officer, the Information Security Officer is responsible for cybersecurity and business continuity, which includes security architecture, security operations, incident response, IT risk and compliance, and security awareness and training. The Information Security Officer has over 40 years of security & risk management experience among other disciplines. The Cybersecurity Program Manager who reports directly to and supports the Information Security Officer in various aspects of cybersecurity and business continuity in the Company is a Certified Information Systems Security Professional (CISSP) and a Certified Information Systems Auditor (CISA), The other members of the Company’s information security organization also have extensive cybersecurity, business, and technology experience and hold certifications in their area of expertise.

ITEM 2.            PROPERTIES
    The following sets forth information about our Community Banking branch locations:

Locations	Type	Leased/Owned
Midtown Financial Center: Northrim Headquarters 3111 C Street, Anchorage, AK	Traditional	Land partially leased, partially owned, building owned
SouthSide Financial Center 8730 Old Seward Highway, Anchorage, AK	Traditional	Land leased, building owned
Lake Otis Community Branch 2270 East 37th Avenue, Anchorage, AK	Traditional	Land leased, building owned
Huffman Branch 1501 East Huffman Road, Anchorage, AK	In-store	Leased
Jewel Lake Branch 4000 W. Dimond Boulevard, Suite No. 02, Anchorage, AK	Traditional	Leased
Seventh Avenue Branch 517 West Seventh Avenue, Suite 300, Anchorage, AK	Traditional	Leased
Eastside Community Branch 7905 Creekside Center Drive, Suite 100, Anchorage, AK	Traditional	Leased
West Anchorage Branch 2709 Spenard Road, Anchorage, AK	Traditional	Owned
Eagle River Branch 12812 Old Glenn Highway, Suite C03, Eagle River, AK	Traditional	Leased
Fairbanks West Community Branch 3637 Airport Way, Suite 110, Fairbanks, AK	Traditional	Leased
Fairbanks Financial Center 360 Merhar Avenue, Fairbanks, AK	Traditional	Owned
Wasilla Financial Center 850 E. USA Circle, Suite A, Wasilla, AK	Traditional	Owned
Soldotna Financial Center 44384 Sterling Highway, Suite 101, Soldotna, AK	Traditional	Leased
Juneau Financial Center 2094 Jordan Avenue, Juneau, AK	Traditional	Leased
Juneau Downtown Branch 301 North Franklin Street, Juneau, AK	Traditional	Leased
Sitka Financial Center 315 Lincoln Street, Suite 206, Sitka, AK	Traditional	Leased
Ketchikan Financial Center 2491 Tongass Avenue, Ketchikan, AK	Traditional	Owned
Nome Financial Center 306 W. 5th Avenue, Suite C, Nome, AK	Traditional	Leased
Kodiak Financial Center 2695 Mill Bay Road, Kodiak, AK	Traditional	Owned
Homer Loan Production Office 601 E. Pioneer Avenue, Suite 209, Homer, AK	Loan Production	Leased

    The following sets forth information about our Home Mortgage Lending branch locations, operated by RML:

Locations	Leased/Owned
Main Office at Calais 100 Calais Drive, Anchorage, AK	Leased
ReMax/Dynamic Office 3350 Midtown Place, Suite 101, Anchorage, AK	Leased
Fairbanks Office 324 Old Steese Highway, Suite 7, Fairbanks, AK	Leased
Juneau Office 8800 Glacier Highway, #232, Juneau, AK	Leased
Kodiak Office 2695 Mill Bay Road, Kodiak, AK	Leased
Soldotna Office 44384 Sterling Highway, Suite 102, Soldotna, AK	Leased
Wasilla Northrim Branch 850 E USA Circle, Suite B, Wasilla, AK	Leased
Centerpoint Office 3801 Centerpoint Drive, Suite 100, Anchorage, AK	Leased
Glendale Office 17505 N. 79th Avenue, Suite 411, Glendale, AZ	Leased
Meridian Office 2541 E. Gala Street, Suite 200, Meridian, ID	Leased
Portland Office 5933 NE Win Sivers Drive, Suite 205, Office 244, Portland, OR	Leased
Vancouver Office 1706 D Street, Suite A, Vancouver, WA	Leased

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

PART II
ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
    Our common stock trades on the NASDAQ Global Select Stock Market under the symbol, “NRIM.” At March 8, 2024, the number of shareholders of record of our common stock was 206. As many of our shares of common stock are held of record in "street name" by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
Repurchase of Securities
    The Company repurchased 55,786 shares during the three-month period ended December 31, 2023 at an average price of $44.90 per share.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Shares (or Unit)	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Plans or Programs	Maximum Number (1) (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
Month No. 1
October 1, 2023 - October 31, 2023	22,000	$40.00	22,000	110,113
Month No. 2
November 1, 2023 - November 30, 2023	28,854	$47.42	28,854	81,259
Month No. 3
December 1, 2023 - December 31, 2023	4,932	$52.04	4,932	76,327
Total	55,786	$44.90	55,786	76,327
(1) At December 31, 2023, there were 76,327 shares available for repurchase under the previously announced stock repurchase program. The Company repurchased 208,673 shares in 2023 and 333,724 shares in 2022. On January 26, 2024, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 110,000 shares of common stock. The Company intends to continue to repurchase its stock from time to time depending upon market conditions, but we can make no assurances that we will continue this program.
Equity Compensation Plan Information
    The following table sets forth information regarding securities authorized for issuance under the Company’s equity plans as of December 31, 2023. Additional information regarding the Company’s equity plans is presented in Note 21 of the Notes to Consolidated Financial Statements included in Part II. Item 8 of this report.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders[1]	157,484	$23.29	218,461
Total	157,484	$23.29	218,461
[1]Consists of the Company's 2023 Stock Incentive Plan, which replaced the 2020 Stock Incentive Plan (the "2020 Plan")

    We do not have any equity compensation plans that have not been approved by our shareholders.

Stock Performance Graph
    The graph shown below depicts the total return to shareholders during the period beginning after December 31, 2018, and ending December 31, 2023. The definition of total return includes appreciation in market value of the stock, as well as the actual cash and stock dividends paid to shareholders. The comparable indices utilized are the Russell 3000 Index, representing approximately 98% of the U.S. equity market, and the S&P U.S. Small Cap Banks Index, comprised of publicly traded banks with a market capitalization between $58 million to $20.5 billion and average of $1.7 billion, which are located in the United States. The graph assumes that the value of the investment in the Company’s common stock and each of the two indices was $100 on December 31, 2018, and that all dividends were reinvested.

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Northrim BanCorp, Inc.	100.00	120.60	111.94	148.29	193.85	213.99
Russell 3000	100.00	131.02	158.39	199.03	160.80	202.54
S&P U.S. SmallCap Banks	100.00	125.46	113.94	158.62	139.85	140.55

ITEM 6.        [RESERVED]

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    We have prepared this Management's Discussion and Analysis as an aid to understanding our financial results. It highlights key information as determined by management but may not contain all of the information that is important to you. It should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in Part II. Item 8 of this report. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II. Item 7 of our Annual Report on Form 10-K for fiscal year ended December 31, 2022.
    This annual report contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated in forward-looking statements.  See “Cautionary Note Regarding Forward-Looking Statements.”

Executive Overview

    Net income decreased 17% to $25.4 million or $4.49 per diluted share for the year ended December 31, 2023, from $30.7 million, or $5.27 per diluted share, for the year ended December 31, 2022. The decrease in net income is primarily the result of a $3.8 million decrease in net income in the Community Banking segment, as well as a $1.6 million decrease in net income in the Home Mortgage Lending segment.

Highlights for the year ended December 31, 2023 are as follows:
•Net income in the Community Banking segment decreased 12% or $3.8 million, to $27.9 million in 2023 as compared to 2022. This decrease was primarily the result of the following:
◦Loan and deposit growth supported 2023 earnings in the Community Banking segment but were offset by increased other operating expenses in the segment, which increased $6.8 million to $70.7 million in 2023 from $63.9 million in 2022, primarily due to increases in salaries and other personnel expense as the Company continues to expand its branch network into new markets.
◦The provision for credit losses increased in 2023 to a provision of $3.8 million from a provision of $1.8 million in 2022 primarily due to higher loan growth in 2023 compared to 2022.
•Net income in the Home Mortgage Lending segment decreased 178%, or $1.6 million, to a loss of $2.5 million in 2023 from a loss of $897,000 in 2022 driven by a decrease in production volume sold to $376.2 million in 2023 from $585.5 million in 2022 largely due to the significant increase in interest rates in 2023 as well as the fact that the Company retained $146.3 million in mortgage loan originations on its balance sheet in 2023 compared to $34.6 million in 2022.
•The net interest margin increased to 4.14% in 2023 from 3.85% in 2022 mostly due to an increase in average yields on interest earning assets to in 2023 compared to 2022 as a result of higher interest rates. This was only partially offset by an increase in the cost of interest-bearing liabilities.
•Loans increased 19% to $1.79 billion at December 31, 2023 compared to $1.50 billion at December 31, 2022, and deposits increased 4% to $2.49 billion at December 31, 2023 compared to $2.39 billion at December 31, 2022.
•Nonperforming loans, net of government guarantees, decreased to $5.0 million at the end of 2023 compared to $6.4 million at the end of 2022, while total adversely classified loans, net of government guarantees at December 31, 2023 decreased to $7.1 million from $7.6 million at December 31, 2022. The Allowance for Credit Losses ("ACL") totaled 0.97% of total portfolio loans at December 31, 2023, compared to 0.92% at December 31, 2022. The ACL as a percentage of total portfolio loans, net of government guarantees was 1.02% at December 31, 2023 compared to 0.99% at December 31, 2022.
•The aggregate cash dividends paid by the Company in 2023 rose 28% to $13.6 million from $10.6 million paid in 2022. The Company paid cash dividends of $2.40 per share in 2023 and $1.82 per share in 2022.

•The Company repurchased 208,673 shares of its common stock in 2023 at an average price of $43.34 per share.
•Total shareholders' equity was $234.7 million as of December 31, 2023, up 4% from the preceding quarter, and up 7% from $218.6 million a year ago. Shareholders' equity was positively impacted by the fair value of the available for sales securities portfolio which increased $12.6 million in 2023 and negatively impacted, but to a lesser extent, by the share repurchases totaling $9.0 million. The Company continued to maintain strong regulatory capital ratios with Tier 1 Capital to Risk Adjusted Assets of 11.43% at December 31, 2023.

  Trends in Miscellaneous Financial Data (1)

	Years Ended December 31,
	(In thousands, except per share data and shares outstanding amounts)
	2023	2022	2021	2020	2019	2018	Five Year Compound Growth Rate
	(Unaudited)
Net interest income	$103,256	$95,115	$80,827	$70,665	$64,442	$61,208	11%
Provision (benefit) for credit losses	3,842	1,846	(4,099)	2,432	(1,175)	(500)	NM
Other operating income	26,375	34,077	52,263	63,328	37,346	32,167	(4)%
Compensation expense, RML acquisition payments	—	—	—	—	468	—	NM
Other operating expense	94,181	88,852	89,196	89,114	76,370	69,800	6%
Income before provision for income taxes	31,608	38,494	47,993	42,447	26,125	24,075	6%
Provision for income taxes	6,214	7,753	10,476	9,559	5,434	4,071	9%
Net income	$25,394	$30,741	$37,517	$32,888	$20,691	$20,004	5%

Year End Balance Sheet
Assets	$2,807,497	$2,674,318	$2,724,719	$2,121,798	$1,643,996	$1,502,988	13%
Loans	1,789,497	1,501,785	1,413,886	1,444,050	1,043,371	984,346	13%
Deposits	2,485,055	2,387,211	2,421,631	1,824,981	1,372,351	1,228,088	15%
Shareholders' equity	234,718	218,629	237,817	221,575	207,117	205,947	3%
Common shares outstanding	5,513,459	5,700,728	6,014,813	6,251,004	6,558,809	6,883,216	(4)%

Average Balance Sheet
Assets	$2,690,347	$2,641,008	$2,432,599	$1,936,047	$1,555,707	$1,493,385	12%
Earning assets	2,492,240	2,469,383	2,260,778	1,758,839	1,386,557	1,346,449	13%
Loans	1,643,943	1,415,125	1,478,318	1,339,908	1,010,098	971,548	11%
Deposits	2,364,245	2,354,881	2,125,080	1,638,216	1,276,407	1,227,272	14%
Shareholders' equity	227,244	224,773	239,214	211,721	208,602	201,022	2%
Basic common shares outstanding	5,601,471	5,765,088	6,180,801	6,354,687	6,708,622	6,877,573	(4)%
Diluted common shares outstanding	5,661,460	5,829,412	6,249,313	6,431,367	6,808,209	6,981,557	(4)%

Per Common Share Data
Basic earnings	$4.53	$5.33	$6.07	$5.18	$3.08	$2.91	9%
Diluted earnings	$4.49	$5.27	$6.00	$5.11	$3.04	$2.86	9%
Book value per share	$42.57	$38.35	$39.54	$35.45	$31.58	$29.92	7%
Tangible book value per share(2)	$39.68	$35.55	$36.88	$32.88	$29.12	$27.57	8%
Cash dividends per share	$2.40	$1.82	$1.50	$1.38	$1.26	$1.02	19%

	Years Ended December 31,
	(In thousands, except per share data and shares outstanding amounts)
	2023	2022	2021	2020	2019	2018	Five Year Compound Growth Rate
	(Unaudited)
Performance Ratios
Return on average assets	0.94%	1.16%	1.54%	1.70%	1.33%	1.34%	(7)%
Return on average equity	11.17%	13.68%	15.68%	15.53%	9.92%	9.95%	2%
Equity/assets	8.36%	8.18%	8.73%	10.44%	12.60%	13.70%	(9)%
Tangible common equity/tangible assets(3)	7.84%	7.62%	8.19%	9.76%	11.73%	12.76%	(9)%
Net interest margin	4.14%	3.85%	3.58%	4.02%	4.65%	4.55%	(2)%
Net interest margin (tax equivalent)(4)	4.21%	3.89%	3.60%	4.05%	4.70%	4.60%	(2)%
Non-interest income/total revenue	20.35%	26.38%	39.27%	47.26%	36.69%	34.45%	(10)%
Efficiency ratio (5)	72.64%	68.76%	66.99%	66.47%	75.43%	74.68%	(1)%
Dividend payout ratio	53.59%	34.17%	25.02%	26.66%	40.79%	35.08%	9%

Asset Quality
Nonperforming loans, net of government guarantees	$5,002	$6,430	$10,672	$10,048	$13,951	$14,694	(19)%
Nonperforming assets, net of government guarantees	5,810	6,430	15,031	16,289	19,946	22,619	(24)%
Nonperforming loans, net of government guarantees/portfolio loans	0.28%	0.43%	0.75%	0.70%	1.34%	1.49%	(28)%
Net charge-offs (recoveries)/average loans	—%	(0.08)%	0.07%	0.03%	(0.07)%	0.15%	(100)%
Allowance for credit losses/portfolio loans	0.97%	0.92%	0.83%	1.46%	1.83%	1.98%	(13)%
Nonperforming assets, net of government guarantees/assets	0.21%	0.24%	0.55%	0.77%	1.21%	1.50%	(33)%

Other Data
Effective tax rate (6)	20%	20%	22%	23%	21%	17%	3%
Number of banking offices(7)	20	19	18	17	16	16	5%
Number of employees (FTE) (8)	472	469	451	438	431	430	2%
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
3Tangible common equity to tangible assets is a non-GAAP ratio that represents total equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets. Management believes this ratio is important as it has received more attention over the past several years from stock analysts and regulators. The most comparable GAAP measure of shareholders' equity to total assets is calculated by dividing total shareholders' equity by total assets. See reconciliation to shareholders' equity to total assets, the most comparable GAAP measurement below.

4Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 28.43% in 2018 through 2023.  Management believes that tax-equivalent net interest margin is a useful financial measure because it enables investors to evaluate net interest margin excluding tax expense in order to monitor our effectiveness in growing higher interest yielding assets and managing our costs of interest bearing liabilities over time on a fully tax equivalent basis.  See reconciliation to net interest margin, the most comparable GAAP measurement below.
5In managing our business, we review the efficiency ratio exclusive of intangible asset amortization, which is a non-GAAP performance measurement. Management believes that this is a useful financial measurement because we believe this presentation provides investors with a more accurate picture of our operating efficiency. The efficiency ratio is calculated by dividing other operating expense, exclusive of intangible asset amortization, by the sum of net interest income and other operating income. Other companies may define or calculate this data differently. For additional information see the "Other Operating Expense" section in Part II. Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.  See reconciliation to efficiency ratio, the most comparable GAAP measurement below.
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
7Number of banking offices does not include RML locations. 2023 number of banking offices includes 19 full service branches and one loan production office. 2022 number of banking offices includes 18 full service branches and one loan production office. 2021 number of banking offices includes 17 full service branches and one loan production office. 2020 number of banking offices includes 16 full service branches and one loan production office. 2018 number of banking offices includes 15 full service branches and 1 loan production office.
8FTE includes 332, 336, 321, 312, 311, and 320 Community Banking employees at the end of 2023, 2022, 2021, 2020, 2019 and 2018, respectively. FTE includes 140, 133, 130, 126, 120, and 110 Home Mortgage Lending employees at the end of 2023, 2022, 2021, 2020, 2019 and 2018, respectively.
Reconciliation of Selected Non-GAAP Financial Data to GAAP Financial Measures
    These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with "Part II. Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.

Reconciliation of total shareholders' equity to tangible common shareholders’ equity (Non-GAAP) and total assets to tangible assets:

(In Thousands)	2023	2022	2021	2020	2019	2018
Total shareholders' equity	$234,718	$218,629	$237,817	$221,575	$207,117	$205,947
Total assets	2,807,497	2,674,318	2,724,719	2,121,798	1,643,996	1,502,988
Total shareholders' equity to total assets ratio	8.36%	8.18%	8.73%	10.44%	12.60%	13.70%

(In Thousands)	2023	2022	2021	2020	2019	2018
Total shareholders' equity	$234,718	$218,629	$237,817	$221,575	$207,117	$205,947
Less: goodwill and other intangible assets, net	15,967	15,984	16,009	16,046	16,094	16,154
Tangible common shareholders' equity	$218,751	$202,645	$221,808	$205,529	$191,023	$189,793
Total assets	$2,807,497	$2,674,318	$2,724,719	$2,121,798	$1,643,996	$1,502,988
Less: goodwill and other intangible assets, net	15,967	15,984	16,009	16,046	16,094	16,154
Tangible assets	$2,791,530	$2,658,334	$2,708,710	$2,105,752	$1,627,902	$1,486,834
Tangible common equity to tangible assets ratio	7.84%	7.62%	8.19%	9.76%	11.73%	12.76%
Reconciliation of tangible book value per share (Non-GAAP) to book value per share

(In thousands, except per share data)	2023	2022	2021	2020	2019	2018
Total shareholders' equity	$234,718	$218,629	$237,817	$221,575	$207,117	$205,947
Divided by common shares outstanding	5,513,459	5,700,728	6,014,813	6,251,004	6,558,809	6,883,216
Book value per share	$42.57	$38.35	$39.54	$35.45	$31.58	$29.92

(In thousands, except per share data)	2023	2022	2021	2020	2019	2018
Total shareholders' equity	$234,718	$218,629	$237,817	$221,575	$207,117	$205,947
Less: goodwill and intangible assets, net	15,967	15,984	16,009	16,046	16,094	16,154
Tangible book value	$218,751	$202,645	$221,808	$205,529	$191,023	$189,793
Divided by common shares outstanding	5,513,459	5,700,728	6,014,813	6,251,004	6,558,809	6,883,216
Tangible book value per share	$39.68	$35.55	$36.88	$32.88	$29.12	$27.57

Reconciliation of tax-equivalent net interest margin (Non-GAAP) to net interest margin

(In Thousands)	2023	2022	2021	2020	2019	2018
Net interest income(9)	$103,256	$95,115	$80,827	$70,665	$64,442	$61,208
Divided by average interest-bearing assets	2,492,240	2,469,383	2,260,778	1,758,839	1,386,557	1,346,449
Net interest margin	4.14%	3.85%	3.58%	4.02%	4.65%	4.55%

(In Thousands)	2023	2022	2021	2020	2019	2018
Net interest income(9)	$103,256	$95,115	$80,827	$70,665	$64,442	$61,208
Plus: reduction in tax expense related to
tax-exempt interest income	1,576	939	489	613	722	726
	$104,832	$96,054	$81,316	$71,278	$65,164	$61,934
Divided by average interest-bearing assets	2,492,240	2,469,383	2,260,778	1,758,839	1,386,557	1,346,449
Tax-equivalent net interest margin	4.21%	3.89%	3.60%	4.05%	4.70%	4.60%

Reconciliation of efficiency ratio exclusive of intangible asset amortization (non-GAAP) to efficiency ratio.

(In Thousands)	2023	2022	2021	2020	2019	2018
Net interest income(9)	$103,256	$95,115	$80,827	$70,665	$64,442	$61,208
Other operating income	26,375	34,077	52,263	63,328	37,346	32,167
Total revenue	129,631	129,192	133,090	133,993	101,788	93,375
Other operating expense	94,181	88,852	89,196	89,114	76,838	69,800
Less intangible asset amortization	17	25	37	48	60	70
Adjusted other operating expense	$94,164	$88,827	$89,159	$89,066	$76,778	$69,730
Efficiency ratio	72.64%	68.76%	66.99%	66.47%	75.43%	74.68%

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
    We earned net income of $25.4 million in 2023, compared to net income of $30.7 million in 2022.  During these periods, net income per diluted share was $4.49 and $5.27, respectively.  The following sections present discussion of the components that make up net income.

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
    Net interest income in 2023 was $103.3 million, compared to $95.1 million in 2022.  The increase in 2023 as compared to 2022 was primarily the result of increased interest on loans and investments which was only partially offset by an increase in interest expense on deposits and borrowings. Interest income on loans increased $25.8 million in 2023 as compared to 2022 due to an increase in interest rates and higher net average interest-earning asset balances. Interest expense increased $23.5 million in 2023 as compared to the prior year as a result of higher interest rates and higher average interest-bearing deposit balances. During 2023 and 2022, net interest margins were 4.14% and 3.85%, respectively. The increase in net interest margin in 2023 as compared to 2022 is primarily the result of higher yields on earning-assets and higher average portfolio loan balances.

    The following table sets forth for the periods indicated information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities.  Average yields or costs, net interest income, and net interest margin are also presented. Average yields or costs are calculated on a tax-equivalent basis:

Years ended December 31,	2023			2022			2021
	Average outstanding balance	Interest income / expense	Average Tax Equivalent Yield / Cost(6)	Average outstanding balance	Interest income / expense	Average Tax Equivalent Yield / Cost(6)	Average outstanding balance	Interest income / expense	Average Tax Equivalent Yield / Cost(6)

(In Thousands)
Loans (1),(2)	$1,643,943	$106,025	6.49%	$1,415,125	$80,549	5.71%	$1,478,318	$76,392	5.18%
Loans held for sale	41,769	2,587	6.19%	51,537	2,236	4.34%	101,752	2,849	2.80%
Taxable long-term investments(3)	715,367	18,695	2.73%	618,782	11,878	1.84%	369,172	4,918	1.27%
Interest-bearing deposits in other banks(4)	91,161	4,644	5.02%	383,939	5,665	1.46%	311,536	447	0.14%
Total interest-earning assets(5)	2,492,240	131,951	5.36%	2,469,383	100,328	4.10%	2,260,778	84,606	3.76%
Noninterest-earning assets	198,107			171,625			171,821
Total	$2,690,347			$2,641,008			$2,432,599

Interest-bearing demand	$809,219	$13,029	1.61%	$701,679	$2,091	0.30%	$575,298	$484	0.08%
Savings deposits	278,951	1,300	0.47%	344,349	563	0.16%	323,131	499	0.15%
Money market deposits	250,072	3,200	1.28%	318,375	785	0.25%	264,344	418	0.16%
Time deposits	276,144	8,982	3.25%	169,931	1,046	0.62%	178,215	1,676	0.94%
Total interest-bearing deposits	1,614,386	26,511	1.64%	1,534,334	4,485	0.29%	1,340,988	3,077	0.23%
Borrowings	51,038	2,184	4.24%	24,623	728	2.92%	24,993	702	2.79%
Total interest-bearing liabilities	1,665,424	28,695	1.72%	1,558,957	5,213	0.33%	1,365,981	3,779	0.28%
Noninterest-bearing demand deposits	749,859			820,547			784,092
Other liabilities	47,820			36,731			43,312
Equity	227,244			224,773			239,214
Total	$2,690,347			$2,641,008			$2,432,599
Net interest income		$103,256			$95,115			$80,827
Net interest margin			4.21%			3.89%			3.60%
Average portfolio loans to average-earnings assets	65.96%			57.31%			65.39%
Average portfolio loans to average total deposits	69.53%			60.09%			69.57%
Average non-interest deposits to average total deposits	31.72%			34.84%			36.90%
Average interest-earning assets to average interest-bearing liabilities	149.65%			158.40%			165.51%
1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $4.4 million, $8.5 million and $16.2 million for 2023, 2022 and 2021, respectively.

2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loans were $7.1 million, $8.6 million, and $12.3 million in 2023, 2022 and 2021, respectively.

3Consists of investment securities available for sale, investment securities held to maturity, marketable equity securities, and investment in Federal Home Loan Bank stock. Taxable long-term investments consist of U.S. treasury and government sponsored entities, corporate bonds, collateral loan obligations, municipal securities, marketable equity securities, and Federal Home Loan Bank stock.
4Consists of interest bearing deposits in other banks and domestic CDs.
5The Company does not have any fed funds sold or securities purchased with agreements to resell to disclose as part of its total interest-earning assets in the periods presented.
6Tax-equivalent yield/costs assume a federal tax rate of 21% and a state tax rate of 7.43% for a combined tax rate of 28.43%.

    The following table sets forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates.  Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rate:

	2023 compared to 2022			2022 compared to 2021
	Increase (decrease) due to			Increase (decrease) due to
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans	$13,975	$11,501	$25,476	($3,363)	$7,520	$4,157
Loans held for sale	(480)	831	351	(1,772)	1,159	(613)
Taxable long-term investments	2,056	4,761	6,817	4,209	2,751	6,960
Non-taxable long-term investments	—	—	—	—	—	—
Interest-bearing deposits in other banks	(6,833)	5,812	(1,021)	128	5,090	5,218
Total interest income	$8,718	$22,905	$31,623	($798)	$16,520	$15,722
Interest Expense:
Interest-bearing demand	$269	$10,669	$10,938	$80	$1,527	$1,607
Savings deposits	(125)	862	737	50	14	64
Money market deposits	(202)	2,617	2,415	58	309	367
Time deposits	1,011	6,925	7,936	(75)	(555)	(630)
Interest-bearing deposits	222	21,804	22,026	309	1,099	1,408
Borrowings	1,027	429	1,456	(10)	36	26
Total interest expense	$1,249	$22,233	$23,482	$299	$1,135	$1,434

Provision for Credit Losses
    The Company adopted ASU 2016-13, Financial Instruments - Credit Losses, effective January 1, 2021. The provision for credit loss expense is the amount of expense that, based on our judgment, is required to maintain the ACL at an appropriate level under the current expected credit loss methodology ("CECL"). The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. Refer to Note 1 of the notes to Consolidated Financial Statements included in Part II. Item 8 of this report for detailed discussion regarding ACL methodologies for loans, available for sale debt securities, held to maturity securities, loans held for investment, unfunded commitments, and purchased receivables.
The following table presents the major categories of credit loss expense for the periods presented:

(In Thousands)	2023	2022	2021
Credit loss expense on loans held for investment	$3,394	$972	($3,779)
Credit loss expense on unfunded commitments	448	874	(320)
Credit loss expense on available for sale debt securities	—	—	—
Credit loss expense on held to maturity securities	—	—	—
Credit loss expense on purchased receivables	—	—	—
Total credit loss expense	$3,842	$1,846	($4,099)

In general the increase in the provision for credit losses in 2023 as compared to 2022 is primarily the result of increased portfolio loans and unfunded commitment balances, and, to a lesser extent, a decrease in management's assumptions for prepayment and curtailment speeds. These increases were only partially offset by a decrease in rate due to improvement in management's forecast of economic factors as of December 31, 2023 compared to December 31, 2022. In general the increase in the provision for credit losses in 2022 as compared to 2021 is primarily the result of increased portfolio loan and unfunded commitment balances, and, to a lesser extent, an increase in projected loss rates. In 2021, there was a reversal of the provision primarily due to a decrease in projected loss rates following the uncertainty of the impacts of the COVID-19 pandemic in 2020 and the first half of 2021. The ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, as well as loan portfolio composition, quality, and duration.

See the “Loans and Lending Activity” section under “Financial Condition” and Note 5 of the Notes to Consolidated Financial Statements included in Part II. Item 8 of this report for further discussion of these decreases and changes in the Company’s ACL.

Other Operating Income
    The following table details the major components of other operating income for the years ended December 31:

(In Thousands)	2023	$ Change	% Change	2022	$ Change	% Change	2021
Other Operating Income
Mortgage banking income	$12,763	($8,809)	(41)%	$21,572	($20,572)	(49)%	$42,144
Purchased receivable income	4,482	2,480	124%	2,002	(257)	(11)%	2,259
Bankcard fees	3,862	165	4%	3,697	308	9%	3,389
Service charges on deposit accounts	2,044	433	27%	1,611	314	24%	1,297
Commercial servicing revenue	554	(1,074)	(66)%	1,628	1,322	432%	306
Gain (loss) on marketable equity securities	120	1,239	111%	(1,119)	(1,018)	(1,008)%	(101)
Keyman insurance proceeds	—	(2,002)	NM	2,002	2,002	NM	—
Gain (loss) on sale of securities	—	—	NM	—	(67)	100%	67
Other income	2,550	(134)	(5)%	2,684	(218)	(8)%	2,902
Total other operating income	$26,375	($7,702)	(23)%	$34,077	($18,186)	(35)%	$52,263

    2023 Compared to 2022
    The most significant item contributing to the decrease in other operating income in 2023 was a decrease in mortgage banking income, followed by a decrease in keyman insurance proceeds and commercial servicing revenue. Life insurance proceeds were received in 2022 in connections with the death of the Company's former Executive Vice President, General Counsel and Corporate Secretary who passed away on November 11, 2021. These decreases were partially offset by increases in purchased receivable income, gain on marketable equity securities, service charges on deposit accounts, and bankcard fees.
Mortgage banking income consists of gross income from the origination and sale of mortgages as well as mortgage loan servicing fees and is the largest component of other operating income at 48% of total other operating income in 2023 and 63% in 2022. Mortgage banking income decreased in 2023 compared to 2022 mainly due to a decrease in mortgage loans originated and sold which decreased to $376.2 million in 2023 from $585.5 million in 2022. The overall decrease in mortgage originations sold in 2023 as compared to the prior year is primarily the result of the changes in interest rates during the year that led to decreased activity, as well as the fact that the Company retained $146.3 million in mortgage loan originations on its balance sheet in 2023 compared to $34.6 million in 2022.
Commercial servicing revenue decreased in 2023 as compared to 2022 primarily due to a smaller increase in the fair value of commercial servicing rights in 2023 as compared to 2022.
Purchased receivable income increased in 2023 as compared to 2022 due to higher average balances as customers sold receivables to fund their operating cash needs.
Gain on marketable equity securities increased in 2023 as compared to 2022 due to increased fair value on this portfolio.
Bankcard fees and service charges on deposit accounts increased in 2023 due an increase in the number of the Company's deposit customers which led to higher transaction volume as compared to 2022.

Other Operating Expense
    The following table details the major components of other operating expense for the years ended December 31:

(In Thousands)	2023	$ Change	% Change	2022	$ Change	% Change	2021
Other Operating Expense
Salaries and other personnel expense	$61,741	$3,569	6%	$58,172	($2,240)	(4)%	$60,412
Data processing expense	9,821	895	10%	8,926	359	4%	8,567
Occupancy expense	7,394	479	7%	6,915	(163)	(2)%	7,078
Professional and outside services	3,128	135	5%	2,993	192	7%	2,801
Marketing expense	2,929	182	7%	2,747	6	—%	2,741
Insurance expense	2,519	465	23%	2,054	461	29%	1,593
Intangible asset amortization	17	(8)	(32)%	25	(12)	(32)%	37
OREO (income) expense, net rental income and gains on sale:
OREO operating expense	16	(618)	(97)%	634	(143)	(18)%	777
Impairment on OREO	123	123	100%	—	—	NM	—
Rental income on OREO	(4)	544	99%	(548)	(24)	(5)%	(524)
Losses (gains) on sale of OREO	(929)	(1,343)	324%	414	1,099	160%	(685)
Subtotal	(794)	(1,294)	(259)%	500	932	216%	(432)
Other expenses	7,426	906	14%	6,520	121	2%	6,399
Total other operating expense	$94,181	$5,329	6%	$88,852	($344)	—%	$89,196

    2023 Compared to 2022
    Other operating expense increased by 6% in 2023 as compared to 2022. The largest increase was in salaries and other personnel expense, primarily related to community banking operations, as the Company expanded its branch network into new markets. Data processing expense, occupancy expense, insurance expense, marketing expense and professional and outside services also increased in 2023 compared to 2022 due to the increase in branch locations, increased customer and transaction volume, increased FDIC insurance costs associated with asset growth, and increased legal and investment management fees. These increases were partially offset by decreases in other real estate owned (“OREO”) expense. OREO expense decreased in 2023 primarily due to gains on sale of OREO properties as compared to 2022 as subsequent proceeds were received related to a government guarantee on an OREO property sold in December 2022.
    Income Taxes
    The provision for income taxes decreased $1.5 million or 20%, to $6.2 million in 2023 as compared to 2022.  The decrease in 2023 is primarily due to lower pretax income. The Company's effective tax rate decreased to 19.7% in 2023 from 20.1% in 2022, primarily due to an increase in tax exempt income and low income housing tax credits as a percentage of pre-tax income in 2023 compared to 2022.

FINANCIAL CONDITION
Investment Securities
    The composition of our investment securities portfolio, which includes securities available for sale, held-to-maturity investments, and marketable equity securities, reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of interest income. The investment securities portfolio also mitigates interest rate and credit risk inherent in the loan portfolio, while providing a vehicle for the investment of available funds, a source of liquidity (by pledging as collateral or through repurchase agreements), and collateral for certain public funds deposits. Investment securities designated as available for sale comprised 93% of the portfolio as of December 31, 2023 and are available to meet liquidity requirements in a contingency situation.

    Our investment portfolio consists primarily of government sponsored entity securities, corporate securities, collateralized loan obligations, and municipal securities.  Investment securities at December 31, 2023 decreased $36.7 million, or 5%, to $687.8 million from $724.5 million at December 31, 2022. The decrease at December 31, 2023 as compared to December 31, 2022 came from investment maturities and calls that were used to fund growth in portfolio loans. The average maturity of the investment portfolio was approximately 2.8 years at December 31, 2023 as compared to approximately 3.3 years at December 31, 2022. Investment securities may be pledged as collateral to secure public deposits or borrowings. At December 31, 2023 and 2022, $180.1 million and $59.3 million in securities were pledged for deposits and borrowings, respectively.

    The following tables set forth the composition of our investment portfolio at December 31 for the years indicated:

(In Thousands)	Amortized Cost	Fair Value
Securities Available for Sale:
2023:
U.S. Treasury and government sponsored entities	$587,639	$564,125
Municipal Securities	820	816
Corporate Bonds	14,014	13,624
Collateralized Loan Obligations	59,795	59,371
Total	$662,268	$637,936
2022:
U.S. Treasury and government sponsored entities	$634,582	$595,161
Municipal Securities	820	795
Corporate Bonds	24,281	23,644
Collateralized Loan Obligations	59,434	57,429
Total	$719,117	$677,029
2021:
U.S. Treasury and government sponsored entities	$345,514	$341,480
Municipal Securities	820	840
Corporate Bonds	32,721	32,946
Collateralized Loan Obligations	51,431	51,418
Total	$430,486	$426,684
Marketable Equity Securities:
2023:
Preferred Stock	$13,595	$13,152
Total	$13,595	$13,152
2022:
Preferred Stock	$11,303	$10,740
Total	$11,303	$10,740
2021:
Preferred Stock	$7,865	$8,420
Total	$7,865	$8,420
Securities Held to Maturity:
2023:
Corporate Bonds	$36,750	$33,413
Total	$36,750	$33,413
2022:
Corporate Bonds	$36,750	$32,639
Total	$36,750	$32,639
2021:
Corporate Bonds	$20,000	$19,164
Total	$20,000	$19,164

    The following table sets forth the market value, maturities, and weighted average pretax yields of our investment portfolio as of December 31, 2023:

	Maturity
	Within			Over
(In Thousands)	1 Year	1-5 Years	5-10 Years	10 Years	Total
Securities Available for Sale:
U.S. Treasury and government sponsored entities
Balance	$160,054	$404,071	$—	$—	$564,125
Weighted average yield(1)	1.14%	2.05%	—%	—%	1.79%
Municipal securities
Balance	$816	$—	$—	$—	$816
Weighted average yield(1)	2.12%	—%	—%	—%	2.12%
Corporate bonds
Balance	$1,997	$11,627	$—	$—	$13,624
Weighted average yield(1)	3.59%	4.50%	—%	—%	4.37%
Collateralized loan obligations
Balance	$—	$—	$34,102	$25,269	$59,371
Weighted average yield(1)	—%	—%	6.83%	7.07%	6.94%
Total
Balance	$162,867	$415,698	$34,102	$25,269	$637,936
Weighted average yield(1)	1.18%	2.11%	6.83%	7.07%	2.31%
Securities Held to Maturity
Corporate bonds
Balance	$—	$9,637	$23,776	$—	$33,413
Weighted average yield(1)	—%	5.50%	5.01%	—%	5.15%
Marketable Equity Securities
Preferred Stock
Balance	$—	$—	$—	$13,153	$13,153
Weighted average yield(1)	—%	—%	—%	6.71%	6.71%
(1) Weighted average yields have been calculated on an amortized cost basis and not on a tax-equivalent basis.

    The Company’s investment in marketable equity securities does not have a maturity date but it has been included in the over 10 years column above.
Loans and Lending Activities
All of our loans and credit lines are subject to approval procedures and amount limitations.  These limitations apply to the borrower’s total outstanding indebtedness and commitments to us, including the indebtedness of any guarantor. Generally, we are permitted to make loans to one borrower of up to 15% of the unimpaired capital and surplus of the Bank. The legal lending limit for the Bank was $34.5 million at December 31, 2023. At December 31, 2023, the Company had two relationships whose total direct and indirect commitments exceeded $34.5 million; however, no individual direct relationship exceeded the loans-to-one borrower limitation.
     The Company's loans have grown significantly in recent history, in part due to PPP loans, but over the last four years, core loans have also increased significantly. Management attributes higher growth in core loans in 2023 and 2022 to our ability to attract new customers through our outreach to the community. The Company's "Land and Expand" program was designed to increase both loans and deposits as we attract a broader customer base and convert new PPP customers into full banking relationships.

The following table presents growth information for loans and loans excluding PPP loans:

	Years Ended December 31,
(In Thousands)	2023	2022	2021	2020	2019	2018	Five Year Compound Growth Rate

Loans	$1,789,497	$1,501,785	$1,413,886	$1,444,050	$1,043,371	$984,346	13%
Less: PPP loans	2,761	7,110	118,229	304,587	—	—	NM
Loans, excluding PPP loans	$1,786,736	$1,494,675	$1,295,657	$1,139,463	$1,043,371	$984,346	13%
Percent change, Loans excluding PPP loans	20%	15%	14%	9%	6%

    The following table sets forth the composition of our loan portfolio by loan segment as of the dates indicated:

	December 31, 2023		December 31, 2022
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial & industrial loans	$411,387	23.0%	$358,128	23.8%
Commercial real estate:
Owner occupied properties	366,741	20.5%	349,973	23.3%
Non-owner occupied and multifamily properties	515,528	28.8%	482,270	32.2%
Residential real estate:
1-4 family residential properties secured by first liens	203,738	11.4%	73,381	4.9%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	33,996	1.9%	20,259	1.3%
1-4 family residential construction loans	30,976	1.7%	44,000	2.9%
Other construction, land development and raw land loans	148,373	8.3%	99,182	6.6%
Obligations of states and political subdivisions in the US	30,407	1.7%	32,539	2.2%
Agricultural production, including commercial fishing	41,007	2.3%	34,099	2.3%
Consumer loans	6,241	0.3%	4,335	0.3%
Other loans	1,103	0.1%	3,619	0.2%
Total portfolio loans	$1,789,497		$1,501,785

The following table presents the maturity distribution of our loan portfolio and the rate sensitivity of these loans to changes in interest rates as of December 31, 2023:

	By Maturity					Loans Over One Year By Rate Sensitivity
(In Thousands)	Within 1 Year	1-5 Years	5-15 Years	Over 15 Years	Total	Fixed Interest Rate	Variable Interest Rate
Commercial & industrial loans	$85,528	$195,408	$130,451	$—	$411,387	$99,478	$226,381
Commercial real estate	43,705	159,307	602,763	76,494	882,269	233,720	604,844
Residential real estate	32,210	5,916	33,342	197,242	268,710	82,820	153,680
Other construction	61,415	23,665	50,966	12,327	148,373	50,126	36,832
Consumer and other	2,880	10,192	65,677	9	78,758	41,030	34,848
Total	$225,738	$394,488	$883,199	$286,072	$1,789,497	$507,174	$1,056,585

Information about industry concentrations:
Management utilizes the loan segments included in the tables above within the Company's CECL methodology to assess credit risk. These segments are largely determined by type of loan collateral. The Company also separately monitors concentrations in the loan portfolio based on industries, and these industry concentration are discussed below.
The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oil producers or drilling and exploration companies, and companies who provide oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $96.1 million, or approximately 5% of loans as of December 31, 2023 have direct exposure to the oil and gas industry as compared to $83.4 million, or approximately 6% of loans as of December 31, 2022. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $38.6 million and $51.8 million at December 31, 2023 and 2022, respectively. The portion of the Company's ACL that related to the loans with direct exposure to the oil and gas industry was estimated at $884,000 and $786,000 as of December 31, 2023 and 2022, respectively.
    The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	December 31, 2023	December 31, 2022

Commercial & industrial loans	$77,917	$66,864
Commercial real estate:
Owner occupied properties	11,410	9,108
Non-owner occupied and multifamily properties	5,434	6,013
Other loans	1,357	1,431
Total loans	$96,118	$83,416
The Company monitors other concentrations within the loan portfolio depending on trends in the current and future estimated economic conditions. At December 31, 2023, the Company had $123.3 million, or 7% of total portfolio loans, in the Healthcare sector; $100.4 million, or 6% of portfolio loans, in the Tourism sector; $84.2 million, or 5% in the Accommodations sector; $75.0 million, or 4% in the Fishing sector; $72.8 million, or 4% in Retail loans; $63.4 million, or 4% of portfolio loans, in the Aviation (non-tourism) sector; and $52.2 million, or 3% in the Restaurants and Breweries sector.
The portion of the Company's ACL that related to the loans with exposure to these industries is estimated at the following amounts as of December 31, 2023:

(In Thousands)	Tourism	Aviation (non-tourism)	Healthcare	Retail	Fishing	Restaurants and Breweries	Accommodations	Total
ACL	$566	$543	$1,009	$633	$475	$386	$737	$4,349

Credit Quality and Nonperforming Assets
    The following table sets forth information regarding our nonperforming loans and total nonperforming assets:

	December 31,	December 31,
(In Thousands)	2023	2022
Nonaccrual loans	$6,069	$7,076
Loans 90 days past due and accruing	—	—
Total nonperforming loans	$6,069	$7,076
Nonperforming loans guaranteed by government	(1,067)	(646)
Net nonperforming loans	$5,002	$6,430
Nonperforming purchased receivables	808	—
Net nonperforming assets	$5,810	$6,430
Nonperforming loans, net of government guarantees / portfolio loans	0.28%	0.43%
Nonperforming loans, net of government guarantees / portfolio loans, net of government guarantees	0.30%	0.46%
Nonperforming assets, net of government guarantees / total assets	0.21%	0.24%
Nonperforming assets, net of government guarantees / total assets net of government guarantees	0.21%	0.25%

Adversely classified loans, net of government guarantees	$7,057	$7,581
Special mention loans, net of government guarantees	$6,580	$4,760
Loans 30-89 days past due and accruing, net of government guarantees /portfolio loans	0.03%	0.01%
Loans 30-89 days past due and accruing, net of government guarantees /
portfolio loans, net of government guarantees	0.03%	0.01%

Allowance for credit losses / portfolio loans	0.97%	0.92%
Allowance for credit losses / portfolio loans, net of government guarantees	1.02%	0.99%
Allowance for credit losses / nonperforming loans, net of government
guarantees	345%	215%

Gross loan charge-offs for the quarter	$281	$—
Gross loan recoveries for the quarter	($185)	($87)
Net loan (recoveries) charge-offs for the quarter	$96	($87)
Net loan (recoveries) charge-offs year-to-date	($38)	($1,127)
Net loan (recoveries) charge-offs for the quarter / average loans, for the quarter	0.01%	(0.01)%
Net loan (recoveries) charge-offs year-to-date / average loans,
year-to-date annualized	—%	(0.08)%

    The Company’s nonperforming assets, net of government guarantees decreased to $5.8 million at December 31, 2023 as compared to $6.4 million at December 31, 2022. This decrease was mostly due to principal paydowns on nonaccrual loans which were only partially offset by additions to nonaccrual loans in 2023. There was interest income of $656,000 and $2.2 million recognized in net income for 2023 and 2022, respectively, related to interest collected on nonaccrual loans whose principal had been paid down to zero. The Company held a government guarantee related to the OREO property that was sold in December 2022; however, the value of this guarantee was not included in the Company's financial statements in 2022 due to uncertainty as to the total amount that would be received from the guarantee. The Company received proceeds from the guarantee in the third quarter of 2023 which were recorded as a gain on sale of OREO.

    The following summarizes OREO activity for the periods indicated:

(In Thousands)	2023	2022	2021
Balance, beginning of the year	$—	$5,638	$7,289
Transfers from loans	273	—	274
Proceeds from the sale of other real estate owned	(1,079)	(5,224)	(2,610)
Gain (loss) on sale of other real estate owned, net	929	(414)	685
Impairment on other real estate owned	(123)	—	—
Balance, end of year	—	—	5,638
Government guarantees	—	—	(1,279)
Balance, end of year, net of government guarantees	$—	$—	$4,359

     The Company made a $1.0 million loan in 2021 to facilitate the sale of OREO in 2021, but did not make any loans to facilitate the sale of OREO in 2022 or 2023. Our underwriting policies and procedures for loans to facilitate the sale of OREO are no different than our standard loan policies and procedures.
    At December 31, 2023, management had identified potential problem loans of $1.9 million as compared to potential problem loans of $1.6 million at December 31, 2022. Potential problem loans are loans which are currently performing that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. The increase in potential problem loans at December 31, 2023 from December 31, 2022 was primarily due to the addition of four new potential problem loans in 2023 that were partially offset by paydowns to existing potential problem loans.
Allowance for Credit Losses
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
The following tables show the allocation of the ACL and the percent of loans in each category to total loans and the ratio of net loan charge-offs to average loans outstanding by loan segment for the years indicated:

	2023
		% of Loans(1)	Net loan charge-offs (recoveries) to average loans
(In Thousands)	Amount
Commercial & industrial loans	$3,438	24%	(0.03)%
Commercial real estate:
Owner occupied properties	2,867	20%	—%
Non-owner occupied and multifamily properties	3,294	29%	—%
Residential real estate:
1-4 family residential properties secured by first liens	3,470	11%	0.04%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	551	2%	(0.08)%
1-4 family residential construction loans	191	2%	—%
Other construction, land development and raw land loans	3,127	8%	—%
Obligations of states and political subdivisions in the US	80	2%	—%
Agricultural production, including commercial fishing	168	2%	—%
Consumer loans	81	—%	0.39%
Other loans	3	—%	—%
Total	$17,270	100%	—%
1Represents percentage of this category of loans to total portfolio loans.

	2022
		% of Loans(1)	Net loan charge-offs (recoveries) to average loans
(In Thousands)	Amount
Commercial & industrial loans	$2,914	25%	(0.26)%
Commercial real estate:
Owner occupied properties	3,094	23%	(0.02)%
Non-owner occupied and multifamily properties	3,615	32%	—%
Residential real estate:
1-4 family residential properties secured by first liens	1,413	5%	(0.01)%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	389	1%	(0.19)%
1-4 family residential construction loans	312	3%	—%
Other construction, land development and raw land loans	1,803	7%	—%
Obligations of states and political subdivisions in the US	79	2%	—%
Agricultural production, including commercial fishing	145	2%	(0.05)%
Consumer loans	68	—%	(0.02)%
Other loans	6	—%	—%
Total	$13,838	100%	(0.08)%
1Represents percentage of this category of loans to total portfolio loans.

    The ACL for loans increased to $17.3 million at December 31, 2023 compared to $13.8 million at December 31, 2022 primarily due to an increase in loan balances, net of guarantees, as well as a slight increase in expected future loss rates due to a decrease in management's assumptions about prepayment and curtailment rates. The Company determined that an ACL of $17.3 million, or 0.97% of portfolio loans, is appropriate as of December 31, 2023 based on our analysis of the current credit quality of the portfolio and forecasted economic conditions. The ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, as well as loan portfolio composition, quality, and duration.
The following table sets forth information regarding changes in the ACL for unfunded commitments for the years indicated:

(In Thousands)	2023	2022	2021
Balance at beginning of period	$1,970	$1,096	$187
Provision for credit losses	448	874	(320)
Balance at end of period	$2,418	$1,970	$1,096
    While management believes that it uses the best information available to determine the ACL, unforeseen market conditions and other events could result in an adjustment to the ACL, and net income could be significantly affected if circumstances differed substantially from the assumptions used in making the final determination of the ACL.
Purchased Receivables
    Purchased receivable balances increased at December 31, 2023 to $36.8 million from $20.0 million at December 31, 2022, and year-to-date average purchased receivable balances were $24.8 million and $7.0 million in 2023 and 2022, respectively. Purchased receivable income was $4.5 million and $2.0 million in 2023 and 2022, respectively.

    The following table sets forth information regarding changes in the purchased receivable ACL for the years indicated:

(In Thousands)	2023	2022	2021
Balance at beginning of year	$—	$—	$73
Cumulative effect of adopting ASU 2016-13	—	—	(73)
Charge-offs	—	—	—
Recoveries	—	—	—
Charge-offs net of recoveries	—	—	—
Reserve for (recovery from) purchased receivables	—	—	—
Balance at end of year	$—	$—	$—
Ratio of net charge-offs (recoveries) to average purchased receivables during the period	—%	—%	—%
Deposits
    Deposits are our primary source of funds. Total deposits increased 4% to $2.49 billion at December 31, 2023 from $2.39 billion at December 31, 2022. Our deposits generally are expected to fluctuate according to the level of our market share, economic conditions, and normal seasonal trends.
    The following table sets forth the average balances outstanding and average interest rates for each major category of our deposits, for the periods indicated:

	2023		2022		2021
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
(In Thousands)
Interest-bearing demand accounts	$809,219	1.61%	$701,679	0.30%	$575,298	0.08%
Money market accounts	250,072	1.28%	318,375	0.25%	264,344	0.16%
Savings accounts	278,951	0.47%	344,349	0.16%	323,131	0.15%
Certificates of deposit	276,144	3.25%	169,931	0.62%	178,215	0.94%
Total interest-bearing accounts	1,614,386	1.64%	1,534,334	0.29%	1,340,988	0.23%
Noninterest-bearing demand accounts	749,859		820,547		784,092
Total average deposits	$2,364,245		$2,354,881		$2,125,080

The Company's mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 87% of total deposits at December 31, 2023 and 92% at December 31, 2022.
The only deposit category with stated maturity dates is certificates of deposit. At December 31, 2023, we had $331.3 million in certificates of deposit, of which $268.5 million, or 81%, are scheduled to mature in 2024. The Company’s certificates of deposit increased to $331.3 million during 2023 as compared to $192.9 million at December 31, 2022. The aggregate amount of certificates of deposit in amounts of $250,000 or more at December 31, 2023 and 2022, was $142.1 million and $77.5 million, respectively. The following table sets forth the amount outstanding of certificates of deposits in amounts of $250,000 or more by time remaining until maturity and percentage of total deposits as of December 31, 2023:

	Time Certificates of Deposits
	of $250,000 or More
		Percent of Total Deposits

(In Thousands)	Amount
Amounts maturing in:
Three months or less	$17,007	12%
Over 3 through 6 months	16,576	12%
Over 6 through 12 months	78,637	55%
Over 12 months	29,925	21%
Total	$142,145	100%

    The Company offers the Certificate of Deposit Account Registry Service® (CDARS®) as a member of Promontory Interfinancial Network, LLCSM (Network). When a Network member places a deposit using CDARS, that certificate of deposit is divided into amounts under the standard FDIC insurance maximum ($250,000) and is allocated among member banks, making the large deposit eligible for FDIC insurance. The Company had $48.1 million CDARS certificates of deposits at December 31, 2023 and $30.2 million CDARS certificates of deposits at December 31, 2022.
Uninsured deposits totaled $1.0 billion or 41% of total deposits as of December 31, 2023 compared to $1.1 billion or 46% of total deposits as of December 31, 2022. As interest rates continued to increase in 2023, Northrim took a proactive, targeted approach to increase deposit rates.
Borrowings
FHLB: The Bank is a member of the Federal Home Loan Bank of Des Moines (the “FHLB”). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets. At December 31, 2023, our maximum borrowing line from the FHLB was approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. Based on the Company's current collateral pledged to the FHLB, less outstanding advances, the Company's borrowing line is $348.0 million as of December 31, 2023. The Company has outstanding advances of $13.7 million and $14.1 million as of December 31, 2023 and 2022, respectively, which were originated to match fund low income housing projects that qualify for long term fixed interest rates. These advances have original terms of either 18 or 20 years with 30 year amortization periods and fixed interest rates ranging from 1.23% to 3.25%. The Company paid $330,000 and $339,000 in interest on these advances in 2023 and 2022, respectively. There were no additional advances outstanding as of December 31, 2023 and 2022, however, the Company had an average short-term advance of $21.8 million in 2023 compared to an average short-term advance of zero in 2022. The Company took out a $50.0 million short-term advance in the second quarter of 2023 which was paid off in the fourth quarter of 2023. The Company paid $1.2 million in interest expense on the short-term advance in 2023.
Federal Reserve Bank:  The Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”) is holding $60 million of investment securities as collateral to secure advances made through the discount window as of December 31, 2023. There were no discount window advances outstanding at December 31, 2023 or 2022. The Company paid less than $1,000 in interest in 2023 and 2022 on this agreement. The Federal Reserve Bank is holding $20 million of investment securities as collateral to secure the Company's ability to take advances through the Federal Reserve Bank's Bank Term Funding Program (“BTFP”) as of December 31, 2023. There were no BTFP advances outstanding at December 31, 2023, however, the Company had an average outstanding balance of $5.0 million in 2023. The Company paid $241,000 in interest expense on this BTFP advance in 2023.

Other Short and Long-term Borrowings:  The Company had no short or long-term borrowings outstanding other than the FHLB advances noted above as of December 31, 2023 or 2022.
The Company is subject to provisions under Alaska state law which generally limits the amount of outstanding debt to 35% of total assets or $975.9 million at December 31, 2023 and $929.3 million at December 31, 2022.
Junior Subordinated Debentures
On December 16, 2005, the Company’s subsidiary, NST2, issued trust preferred securities in the principal amount of $10 million. These securities carried an interest rate of 90-day LIBOR plus 1.37% per annum that was initially set at 5.86% adjusted quarterly until the cessation of LIBOR in 2023. As of December 31, 2023, these securities now carry an interest rate of 90-day CME SOFR plus tenor spread adjustment of 0.26% plus 1.37% per annum, adjusted quarterly. The securities have a maturity date of March 15, 2036, and are callable by the Company on or after March 15, 2011. These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations. The interest cost to the Company of these securities was $692,000 in 2023.  At December 31, 2023, the securities had an interest rate of 7.02%. The Company entered into an interest rate swap in the third quarter of 2017 to hedge the variability in cash flows arising out of its junior subordinated debentures, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10 million of junior subordinated debentures held under NST2 at 3.72% through its maturity date. Net of the impact of the interest rate swap, interest expense on these securities was $379,000 in 2023 and $379,000 in 2022. The Company also had interest expense of $21,000 in 2023 and $9,000 in 2022 on common securities related to junior subordinated debt.

Liquidity and Capital Resources
    The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company. Given that the Bank currently meets and the Bank anticipates that it will continue to meet, all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards, the Company expects to continue to receive dividends from the Bank during 2024. Other available sources of liquidity for the bank holding company include the issuance of debt and the issuance of common or preferred stock. As of December 31, 2023, the Company has 10.0 million authorized shares of common stock, of which approximately 5.5 million are issued and outstanding, leaving approximately 4.5 million shares available for issuance. Additionally, the Company has 2.5 million authorized shares of preferred stock available for issuance.
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
The Company had cash and cash equivalents of $118.5 million, or 4% of total assets at December 31, 2023 compared to $259.4 million, or 10% of total assets as of December 31, 2022. The decrease in cash and cash equivalents is primarily due to an increase in loans which is only partially offset by an increase in deposits. The Company had cumulative other comprehensive losses, net of tax, of $16.4 million in 2023, primarily due to unrealized holding losses on available for sale securities due to increases in interest rates. This is a decrease from $29.1 million in 2022. Management does not believe that liquidation of these securities, which would result in realized losses, will occur prior to maturity of these securities. As of December 31, 2023, the weighted average maturity of available for sale securities is 2.8 years compared to 3.3 years at December 31, 2022. At December 31, 2023, $162.9 million available for sale securities mature within one year, $141.3 million mature in 2025, and $196.3 million mature in 2026. Our total unfunded commitments to fund loans and letters of credit at December 31, 2023 were $495.6 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. At December 31, 2023, certificates of deposit totaling $268.5 million and $56.8 million, respectively, contractually mature in 2024 and 2025, and may be withdrawn from the Bank. Similar to loans, we do not expect that these maturing certificates of deposit, or other non-maturity deposits, to be withdrawn from the Bank in a manner that will strain liquidity; however, unforeseen future circumstances or events may cause higher than anticipated withdrawal of deposits or draws of unfunded commitments to fund new loans. Management believes that cash requirements to fund future non-deposit liabilities, including operating lease liabilities, other liabilities, or borrowings as of December 31, 2023, are not material to the Company's liquidity position as of December 31, 2023.

The Company has other available sources of liquidity to fund unforeseen liquidity needs. These include borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB.  At December 31, 2023, our liquid assets were $575.6 million and our funds available for borrowing under our existing lines of credit were $742.9 million. Additionally, the Company can obtain borrowings under the BTFP as a source of liquidity in order to help assure that banks have the ability to meet the needs of all depositors. The BTFP allows eligible depository institutions to pledge high-quality securities to obtain liquidity and eliminate the need for the financial institution to sell securities quickly in times of stress. Advances are available through the BTFP until March 11, 2024. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient in the foreseeable future.
    As shown in the Consolidated Statements of Cash Flows included in Part II. Item 8 of this report, net cash provided by operating activities was $38.9 million in 2023 and $78.1 million in 2022, respectively. The primary source of cash provided by operating activities for both periods was positive net income, and in 2022 also included proceeds from the sale of loans held for sale net of proceeds used in originations. In 2023, proceeds from the sale of loans held for sale net of proceeds used in originations decreased as compared to 2022 as refinance and purchase activity slowed. Net cash used by investing activities was $255.1 million in 2023 primarily due to increases in loans and to a lesser extent, purchases of available for sale and marketable equity securities and an increase in purchased receivables. Net cash used by investing activities was $405.6 million in 2022 primarily due to purchases of available for sale and held to maturity securities. Financing activities provided cash of $75.3 million in 2023 and used cash of $59.0 million in 2022. Financing activities provided cash in 2023 due to increases in deposits that were only partially offset by the payment of cash dividends to shareholders and the repurchase of shares of the Company's common stock. Financing activities used cash in 2022 due to a decrease in deposits as wells as payment of cash dividends to shareholders and the repurchase of shares of the Company's common stock.
    Throughout our history, the Company has periodically repurchased for cash a portion of its shares of common stock in the open market. The following table presents the amount of common shares repurchased and the weighted average price paid per share for the periods indicated:

Years Ending:	Common Shares Repurchased	Weighted Average Price
2023	208,673	$43.34
2022	333,724	$42.42
2021	279,276	$41.30
2020	327,000	$30.51
2019	347,676	$36.15
At December, 31, 2023, there were 76,327 shares available under the previously announced stock repurchase program. However, on January 26, 2024 the Company announced that its Board of Directors authorized the repurchase of up to an additional 110,000 shares of common stock. The Company intends to continue to repurchase our stock from time-to-time depending upon market conditions, but we can make no assurances that we will continue this program or that we will authorize additional shares for repurchase.
The table below shows the cumulative effect the repurchase of common shares since the inception of the Company on diluted earnings per share:

Years Ending:	Diluted EPS as Reported	Diluted EPS without Stock Repurchase
2023	$4.49	$3.23
2022	$5.27	$3.92
2021	$6.00	$4.79
2020	$5.11	$4.22
2019	$3.04	$2.59

Regulatory Capital Requirements: We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital.  We believe as of December 31, 2023, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.
    The table below illustrates the capital requirements in effect in 2023 for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain capital ratios for the Bank in 2024 exceeding the FDIC’s requirements for the “well-capitalized” classification. The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering is included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our consolidated financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital.  As a result, the Company has $10 million more in regulatory capital than the Bank at December 31, 2023 and 2022, respectively, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

December 31, 2023
Total risk-based capital	8.00%	10.00%	12.35%	10.81%
Tier 1 risk-based capital	6.00%	8.00%	11.43%	9.88%
Common equity tier 1 capital	4.50%	6.50%	10.98%	9.89%
Leverage ratio	4.00%	5.00%	8.72%	7.51%

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

Depending on the nature and size of the pool of financial assets with similar risk characteristics, the Company uses a discounted cash flow (“DCF”) method or a weighted average remaining life method to estimate expected credit losses quantitatively. The Company uses a DCF method for eight of its 11 loan pools, which represent 95% of the amortized cost basis of total loan pools at December 31, 2023. The weighted average remaining life method is used for the remaining three loan pools primarily because loan level data constraints preclude the use of the DCF model.

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

As of December 31, 2023 and 2022, management utilizes and forecasts U.S. unemployment as the sole loss driver for all of the loan pools that utilize the DCF method. The Company's regression models for PD as of these time periods utilize peer historical loan level default data. Peers for this purpose include banks in the United States with total assets between $1 billion and $5 billion whose loan portfolios share certain characteristics with the Company's loan portfolio. Peers differ by loan segment; a bank is included in the peer group for each loan segment under the following circumstances:

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

The Company has identified the following pools of financial assets with similar risk characteristics for measuring expected credit losses under CECL, which are unchanged as of December 31, 2023:
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

Management performs a hypothetical sensitivity analysis of our ACL quarterly to understand the impact of a change in a key input on our ACL. As of December 31, 2023, if the four-quarter national unemployment rate forecast had been approximately 7% higher, our ACL for loans would have increased $420,000, or 2%. As of December 31, 2023, if the four-quarter national unemployment rate forecast had been approximately 50% higher, our ACL for loans would have increased $3.7 million, or 21%. This sensitivity analysis includes the impact to both the quantitative and qualitative components of our ACL. Changes in quantitative inputs and qualitative loss factors may not occur in the same direction or magnitude across all segments of our loan portfolio and deterioration in some quantitative inputs and qualitative loss factors may offset improvement in others. This sensitivity analysis does not represent a change to our expectations of the economic environment but provides a hypothetical result to assess the sensitivity of the ACL to a change in a key input. This sensitivity analysis does not incorporate changes to management’s judgment of qualitative loss factors.

    Valuation of goodwill and other intangibles:  Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis as of December 31. Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstances indicate impairment potentially exists. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumptions may result in additional impairment of all, or some portion of, goodwill or other intangible assets. The Company performed its annual goodwill impairment testing at December 31, 2023 and 2022 in accordance with the policy described in Note 1 to the financial statements included in Part II. Item 8 of this report.  At December 31, 2023, the Company performed its annual impairment test by performing a qualitative assessment. Significant positive inputs to the qualitative assessment included the Company’s increasing net income as compared to historical trends; the Company's increasing market share for deposits in our markets; results of regulatory examinations; peer comparisons of the Company's net interest margin; trends in the Company’s cash flows; improvements in the Alaskan economy in 2023; increases in the Company's market share of mortgage originations; and increases in the Company's stock price. Significant negative inputs to the qualitative assessment included the muted pace of growth in the Alaska economy and a decline in home mortgage originations. We believe that the positive inputs to the qualitative assessment noted above outweigh the negative inputs for both of the Company's operating segments, and we therefore concluded that it is more likely than not that the fair value of the Company exceeds its carrying value at December 31, 2023 and that no potential impairment existed at that time.

    Servicing rights:  The Company measures mortgage servicing rights (“MSRs”) and commercial servicing rights (“CSRs”) at fair value on a recurring basis with changes in fair value going through earnings in the period in which the change occurs. Changes in the fair value of MSRs are recorded in mortgage banking income, and changes in the fair value of CSRs are recorded in commercial servicing revenue. Fair value adjustments encompass market-driven valuation changes and the decrease in value that occurs from the passage of time, which are separately reported. Retained servicing rights are measured at fair value as of the date of sale. Initial and subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of servicing rights, the present value of expected net future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, escrow calculations, delinquency rates and ancillary fee income net of servicing costs.
A sensitivity analysis of our servicing rights was performed as of December 31, 2023. See Note 7 to the financial statements included in Part II. Item 8 of this report for the results of this analysis.
Other Accounting Policies and Estimates: The Company evaluates its estimates, including those that materially affect the financial statements and are related to investments, mortgage servicing rights, derivative instruments, fair value measurements, and intangible assets on an on-going basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's policies related to these estimates can be found in Note 1 in the Notes to Consolidated Financial Statements in Part II. Item 8 of this report.

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

    The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets (which exclude nonaccrual loans and net unearned loan fees) and interest-bearing liabilities at December 31, 2023. The amounts shown below could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Estimated maturity or repricing at December 31, 2023
(In Thousands)	Within 1 year	1-5 years	>5 years	Total
Interest -Earning Assets:
Interest bearing deposits in other banks	$91,073	$—	$—	$91,073
Investments securities and FHLB Stock	288,435	402,384	—	690,819
Loans	805,033	785,623	201,328	1,791,984
Loans held for sale	31,974	—	—	31,974
Total interest-earning assets	$1,216,515	$1,188,007	$201,328	$2,605,850
Percent of total interest-earning assets	46.68%	45.59%	7.73%	100.00%
Interest-Bearing Liabilities:
Interest-bearing demand accounts	$927,291	$—	$—	$927,291
Money market accounts	221,492	—	—	221,492
Savings accounts	255,338	—	—	255,338
Certificates of deposit	271,622	58,312	1,317	331,251
Securities sold under repurchase agreements	—	—	—	—
Borrowings	940	3,999	8,736	13,675
Junior subordinated debentures	—	—	10,310	10,310
Total interest-bearing liabilities	$1,676,683	$62,311	$20,363	$1,759,357
Percent of total interest-bearing liabilities	95.30%	3.54%	1.16%	100.00%
Interest sensitivity gap	($460,168)	$1,125,696	$180,965	$846,493
Cumulative interest sensitivity gap	($460,168)	$665,528	$846,493
Cumulative interest sensitivity gap as a percentage
of total interest-earning assets	(17.7)%	25.5%	32.5%

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

    The following table shows the estimated impact on net interest income under the stated interest rate scenarios:

	1st Year Change in net interest income from base scenario	Percentage change	2nd Year Change in net interest income from base scenario	Percentage change

(In Thousands)
Scenario:
Up 400 basis points	$11,643	10.09%	$27,745	21.21%
Up 300 basis points	$8,744	7.58%	$20,758	15.87%
Up 200 basis points	$5,868	5.08%	$13,870	10.61%
Up 100 basis points	$3,058	2.65%	$7,131	5.45%
Down 100 basis points	($5,095)	(4.41)%	($9,737)	(7.44)%
Down 200 basis points	($8,180)	(7.09)%	($17,345)	(13.26)%
Down 300 basis points	($10,690)	(9.26)%	($24,512)	(18.74)%
Down 400 basis points	($15,418)	(13.36)%	($33,230)	(25.41)%

    The following table shows the estimated impact on net income under the stated interest rate scenarios. The trends in the estimated impact on net income under the stated interest rate scenarios differ from the table above primarily due to the inclusion of the estimated impact of changes in other operating income and expense related to mortgage banking activities:

	1st Year Change in net income from base scenario	Percentage change	2nd Year Change in net income from base scenario	Percentage change

(In Thousands)
Scenario:
Up 400 basis points	$4,190	11.49%	$16,506	35.68%
Up 300 basis points	$3,152	8.64%	$12,341	26.68%
Up 200 basis points	$2,131	5.85%	$8,251	17.84%
Up 100 basis points	$1,162	3.19%	$4,276	9.24%
Down 100 basis points	($915)	(2.51)%	($4,448)	(9.61)%
Down 200 basis points	($262)	(0.72)%	($7,304)	(15.79)%
Down 300 basis points	$840	2.30%	($9,799)	(21.18)%
Down 400 basis points	$211	0.58%	($13,487)	(29.15)%

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Northrim BanCorp, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Allowance for Credit Losses – Loans
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses - loans was $17.2 million at December 31, 2023. The allowance for credit losses – loans is management’s best estimate of current expected credit losses in its loan portfolio and is estimated using either a discounted cash flow method or a weighted average remaining life method, depending on the nature and size of the loan pool. The estimate of current expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of loans. Historical loss experience is the starting point for estimating expected credit losses. In addition to the quantitative portion of the allowance for credit losses – loans derived using either the discounted cash flow method or weighted average remaining life method, the Company also considers the effects of the qualitative factors in its calculation of expected losses in the loan portfolio. The qualitative factor methodology is based on quantitative metrics, but also includes a high degree of subjectivity and changes in any of the metrics could have a significant impact on our calculation of the allowance.

We identified management’s estimation and application of the forecast of economic conditions used in the calculation of probabilities of default, and management’s qualitative factors used to estimate the expected loss rate in the allowance for credit losses – loans as a critical audit matter.

The forecast of economic conditions component of the allowance for credit losses - loans is used to compare the conditions that existed during the historical period to current conditions and future expectations, and to make adjustments to the historical data accordingly. The qualitative factors are management’s best estimate of the adjustments required for additional risk expected in each loan pool. Auditing management’s judgments regarding the application of forecasted economic conditions and qualitative adjustments involved significant audit effort, as well as especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

The primary procedures we performed to address the critical audit matters included:

•Testing the design, implementation, and operating effectiveness of controls relating to management’s calculation of the allowance for credit losses – loans, including controls over the reasonableness of forecasted economic conditions related to unemployment and qualitative factors used in the estimation of the expected loss rate;

•Obtaining management’s analysis and supporting documentation related to the forecast of economic conditions used to determine the probabilities of default and testing whether forecast of economic conditions and key assumptions used in the calculation of the allowance for credit losses - loans are reasonable and supportable based on the analysis provided by management;

•Evaluating the methodology and the reasonableness of assumptions used by management to estimate the qualitative factors and testing whether these factors were applied to the calculation appropriately;

•Evaluating the relevance and reliability of the data used by management to estimate the forecasted economic conditions and the qualitative factors used in the calculation of the allowance for credit losses – loans;

•Developing an independent expectation of the qualitative adjustments using a combination of internal and external data and comparing the expected balance to the Company’s recorded amounts.

/s/ Moss Adams LLP

Everett, Washington
March 8, 2024

We have served as the Company’s auditor since 2010.

CONSOLIDATED FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
December 31, 2023 and 2022

	December 31, 2023	December 31, 2022
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$27,457	$27,747
Interest bearing deposits in other banks	91,073	231,603
Investment securities available for sale, at fair value	637,936	677,029
Marketable equity securities	13,153	10,740
Investment securities held to maturity, at amortized cost	36,750	36,750
Investment in Federal Home Loan Bank stock, at cost	2,980	3,816
Loans held for sale	31,974	27,538
Loans	1,789,497	1,501,785
Allowance for credit losses, loans	(17,270)	(13,838)
Net loans	1,772,227	1,487,947
Purchased receivables, net	36,842	19,994
Mortgage servicing rights, at fair value	19,564	18,635
Premises and equipment, net	40,693	37,821
Operating lease right-of-use assets	9,092	9,868
Goodwill	15,017	15,017
Other intangible assets, net	950	967
Other assets	71,789	68,846
Total assets	$2,807,497	$2,674,318
LIABILITIES
Deposits:
Demand	$749,683	$797,434
Interest-bearing demand	927,291	767,686
Savings	255,338	320,917
Money market	221,492	308,317
Certificates of deposit less than $250,000	189,106	115,330
Certificates of deposit $250,000 and greater	142,145	77,527
Total deposits	2,485,055	2,387,211
Borrowings	13,675	14,095
Junior subordinated debentures	10,310	10,310
Operating lease liabilities	9,092	9,865
Other liabilities	54,647	34,208
Total liabilities	2,572,779	2,455,689
COMMITMENTS AND CONTINGENCIES (NOTE 18)
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 5,513,459 and 5,700,728 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	5,513	5,701
Additional paid-in capital	9,605	17,784
Retained earnings	236,037	224,225
Accumulated other comprehensive (loss), net of tax	(16,437)	(29,081)
Total shareholders' equity	234,718	218,629
Total liabilities and shareholders' equity	$2,807,497	$2,674,318
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31, 2023, 2022, and 2021

(In Thousands, Except Share and Per Share Data)	2023	2022	2021
Interest and Dividend Income
Interest and fees on loans and loans held for sale	$108,612	$82,785	$79,241
Interest on investment securities available for sale	15,833	9,679	3,339
Dividends on marketable equity securities	766	563	440
Interest on investment securities held to maturity	1,893	1,511	1,037
Dividends on Federal Home Loan Bank stock	203	125	102
Interest on deposits in other banks	4,644	5,665	447
Total Interest Income	131,951	100,328	84,606
Interest Expense
Interest expense on deposits	26,511	4,485	3,077
Interest expense on borrowings	1,784	339	320
Interest expense on junior subordinated debentures	400	389	382
Total Interest Expense	28,695	5,213	3,779
Net Interest Income	103,256	95,115	80,827
Provision (benefit) for credit losses	3,842	1,846	(4,099)
Net Interest Income After Provision (Benefit) for Credit Losses	99,414	93,269	84,926
Other Operating Income
Mortgage banking income	12,763	21,572	42,144
Purchased receivable income	4,482	2,002	2,259
Bankcard fees	3,862	3,697	3,389
Service charges on deposit accounts	2,044	1,611	1,297
Commercial servicing revenue	554	1,628	306
Unrealized gain (loss) on marketable equity securities	120	(1,119)	(101)
Keyman insurance proceeds	—	2,002	—
Gain on sale of marketable equity securities, net	—	—	67
Other income	2,550	2,684	2,902
Total Other Operating Income	26,375	34,077	52,263
Other Operating Expense
Salaries and other personnel expense	61,741	58,172	60,412
Data processing expense	9,821	8,926	8,567
Occupancy expense	7,394	6,915	7,078
Professional and outside services	3,128	2,993	2,801
Marketing expense	2,929	2,747	2,741
Insurance expense	2,519	2,054	1,593
OREO (income) expense, net of rental income and gains on sale	(794)	500	(432)
Intangible asset amortization expense	17	25	37
Other operating expense	7,426	6,520	6,399
Total Other Operating Expense	94,181	88,852	89,196
Income Before Provision for Income Taxes	31,608	38,494	47,993
Provision for income taxes	6,214	7,753	10,476
Net Income	$25,394	$30,741	$37,517
Earnings Per Share, Basic	$4.53	$5.33	$6.07
Earnings Per Share, Diluted	$4.49	$5.27	$6.00
Weighted Average Shares Outstanding, Basic	5,601,471	5,765,088	6,180,801
Weighted Average Shares Outstanding, Diluted	5,661,460	5,829,412	6,249,313
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2023, 2022, and 2021
2010

(In Thousands)	2023	2022	2021
Net income	$25,394	$30,741	$37,517
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized holding gains (losses) arising during the period	$17,755	($38,283)	($5,564)
Derivatives and hedging activities:
Unrealized holding (losses) gains during the period	(88)	2,409	780
Income tax (expense) benefit related to unrealized gains and losses	(5,023)	10,199	1,360
Other comprehensive income (loss), net of tax	12,644	(25,675)	(3,424)
Comprehensive income	$38,038	$5,066	$34,093

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2023, 2022, and 2021

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Par Value
(In Thousands)
Balance at January 1, 2021	6,251	$6,251	$41,808	$173,498	$18	$221,575
Cash dividend declared	—	—	—	(9,369)	—	(9,369)
Stock-based compensation expense	—	—	1,073	—	—	1,073
Exercise of stock options and vesting of restricted stock units, net	43	43	(464)	—	—	(421)
Repurchase of common stock	(279)	(279)	(11,255)	—	—	(11,534)
Other comprehensive (loss), net of tax	—	—	—	—	(3,424)	(3,424)
Cumulative effect of adoption of ASU 2016-13	—	—	—	2,400	—	2,400
Net income	—	—	—	37,517	—	37,517
Balance at December 31, 2021	6,015	$6,015	$31,162	$204,046	($3,406)	$237,817
Cash dividend declared	—	—	—	(10,562)	—	(10,562)
Stock-based compensation expense	—	—	742	—	—	742
Exercise of stock options and vesting of restricted stock units, net	20	20	(297)	—	—	(277)
Repurchase of common stock	(334)	(334)	(13,823)	—	—	(14,157)
Other comprehensive (loss), net of tax	—	—	—	—	(25,675)	(25,675)
Net income	—	—	—	30,741	—	30,741
Balance at December 31, 2022	5,701	$5,701	$17,784	$224,225	($29,081)	$218,629
Cash dividend declared	—	—	—	(13,582)	—	(13,582)
Stock-based compensation expense	—	—	937	—	—	937
Exercise of stock options and vesting of restricted stock units, net	21	21	(281)	—	—	(260)
Repurchase of common stock	(209)	(209)	(8,835)	—	—	(9,044)
Other comprehensive income, net of tax	—	—	—	—	12,644	12,644
Net income	—	—	—	25,394	—	25,394
Balance at December 31, 2023	5,513	$5,513	$9,605	$236,037	($16,437)	$234,718

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2023, 2022, and 2021

(In Thousands)	2023	2022	2021
Operating Activities:
Net income	$25,394	$30,741	$37,517
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on sale of securities, net	—	—	(67)
Depreciation and amortization of premises	3,294	3,139	3,276
Amortization of software	1,153	1,164	1,161
Intangible asset amortization	17	25	37
Amortization of investment security premium, net of discount accretion	483	630	529
Unrealized (gain) loss on marketable equity securities	(120)	1,119	101
Deferred tax expense (income)	580	2,110	(1,298)
Stock-based compensation	937	742	1,073
Deferral of loan fees and amortization, net of costs	(54)	(2,933)	(192)
Provision (benefit) for credit losses	3,842	1,846	(4,099)
Additions to home mortgage servicing rights carried at fair value	(3,616)	(4,623)	(6,088)
Change in fair value of home mortgage servicing rights carried at fair value	2,687	(288)	3,582
Change in fair value of commercial servicing rights carried at fair value	62	(809)	437
Gain on sale of loans	(7,828)	(13,873)	(36,436)
Proceeds from the sale of loans held for sale	379,546	645,518	1,227,150
Origination of loans held for sale	(376,154)	(585,533)	(1,118,186)
(Gain) loss on sale of other real estate owned	(929)	414	(685)
Impairment on other real estate owned	123	—	—
Net changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(2,021)	(3,091)	1,133
Decrease (increase) in other assets	4,344	5,528	12,739
Increase (decrease) in other liabilities	7,185	(3,703)	(9,695)
Net Cash Provided by Operating Activities	38,925	78,123	111,989
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(26,030)	(302,668)	(320,501)
Purchases of marketable equity securities	(2,297)	(3,934)	(493)
Purchases of FHLB stock	(5,703)	(730)	(573)
Purchases of investment securities held to maturity	—	(16,750)	(10,000)
Proceeds from sales/calls/maturities of securities available for sale	82,398	13,417	135,365
Proceeds from sales of marketable equity securities	—	488	1,084
Proceeds from redemption of FHLB stock	6,539	21	17
(Increase) decrease in purchased receivables, net	(16,848)	(13,007)	6,935
(Increase) decrease in loans, net	(287,893)	(83,839)	28,975
Proceeds from sale of other real estate owned	1,079	5,224	2,610
Purchases of software	(150)	(51)	(170)
Purchases of premises and equipment	(6,166)	(3,796)	(2,338)
Net Cash (Used) by Investing Activities	(255,071)	(405,625)	(159,089)
Financing Activities:
Increase (decrease) in deposits	97,844	(34,420)	596,650
Proceeds from borrowings	194,500	—	—
Repayments of borrowings	(194,920)	(413)	(309)
Proceeds from the issuance of common stock	555	586	1,543
Repurchase of common stock	(9,044)	(14,157)	(11,534)
Cash dividends paid	(13,609)	(10,571)	(9,388)
Net Cash Provided (Used) by Financing Activities	75,326	(58,975)	576,962
Net Change in Cash and Cash Equivalents	(140,820)	(386,477)	529,862
Cash and Cash Equivalents at Beginning of Year	259,350	645,827	115,965
Cash and Cash Equivalents at End of Year	$118,530	$259,350	$645,827

Supplemental Information:
Income taxes paid	$2,032	$2,015	$6,380
Interest paid	$28,547	$5,190	$3,813
Noncash commitments to invest in Low Income Housing Tax Credit Partnerships	$14,273	$—	$—
Transfer of loans to other real estate owned	$273	$—	$274
Loans made to facilitate sales of other real estate owned	$—	$—	$1,012
Non-cash lease liability arising from obtaining right of use assets	$423	$1,128	$79
Cash dividends declared but not paid	$110	$85	$92
Cumulative effect adjustment to retained earnings	$—	$—	$2,400

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -    Summary of Significant Accounting Policies
Nature of Operations: Northrim BanCorp, Inc. (the “Company”), is a publicly traded bank holding company headquartered in Anchorage, Alaska that is primarily engaged in the delivery of business and personal banking services through its wholly-owned banking subsidiary, Northrim Bank (“the Bank”). The Bank also engages in retail mortgage origination services through its wholly-owned subsidiary, Residential Mortgage Holding Company, LLC, the parent company of Residential Mortgage, LLC (collectively “RML”). Additionally, the Bank through its wholly-owned subsidiary, Northrim Funding Services (“NFS”), operates a factoring division in Bellevue, Washington. The Company has an equity investment in Pacific Wealth Advisors, LLC (“PWA”) through its wholly owned subsidiary, Northrim Investment Services Company ("NISC"), and the Company had an equity investment in Homestate Mortgage Company, LLC (“Homestate”) through RML until its dissolution in 2023.
Use of Estimates:  The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States and prevailing practices within the banking industry. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income, gains, expenses, and losses during the reporting periods. Actual results could differ from those estimates. Significant estimates include the allowance for credit losses (“ACL”), valuation of goodwill and other intangibles, and valuation of mortgage servicing rights (“MSRs”).
Consolidation: The Company consolidates affiliates in which we have a controlling interest. The accompanying consolidated financial statements include the accounts of the Company, the Bank, RML, and NISC.  Significant intercompany balances have been eliminated in consolidation. As of December 31, 2023, the Company had one wholly-owned business trust subsidiary, Northrim Statutory Trust 2 (“Trust 2”), that was formed to issue trust preferred securities and related common securities of Trust 2. The Company has not consolidated the accounts of Trust 2 in its consolidated financial statements in accordance with U.S. GAAP. As a result, the junior subordinated debentures issued by the Company to Trust 2 are reflected on the Company’s consolidated balance sheet as junior subordinated debentures. The Company has determined that PWA and Homestate are not variable interest entities and therefore, the Company does not consolidate the balance sheets and income statements of PWA or Homestate into its financial statements. The Company owns a 22% interest in PWA and owned a 30% interest in Homestate prior to its dissolution in 2023, and these investments are accounted for as equity method investments. Results of PWA and Homestate are included in “Other income” in our Consolidated Statements of Income. Investments in low income housing tax credit companies are presented on a one-line basis in the caption “Other assets” in our Consolidated Balance Sheets.
Operating Segments: Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance. The Company uses the "management approach" in determining reportable operating segments. The management approach considers the internal organization and reporting used the by the Company's CODM for making operating decisions and assessing performance as the source for determining the Company's reportable segments. Management, including the CODM, review operating results by the revenue of different services. For the year ended December 31, 2023 and 2022, the Company has two operating business lines; Community Banking and Home Mortgage Lending. Information about the Company's operating segments is included in Note 25 of the Notes to the Company's Consolidated Financial Statements included in Part II. Item 8 of this report.
Reclassifications: Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity.
Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2023 for potential recognition or disclosure.
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
Allowance for Credit Losses - Investment Securities: For available for sale debt securities in an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. The ACL may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there would be no ACL.
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

The ACL on held to maturity securities is estimated on a collective basis by major security type. At December 31, 2023, the Company’s held to maturity securities consisted of investments in corporate bonds. Expected credit losses for these securities are estimated using a discounted cash flow (“DCF”) methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

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
Loans: Loans are carried at their principal amount outstanding, net of charge-offs, unamortized fees, and direct loan origination costs. Loan origination fees received in excess of direct origination costs are deferred and accreted to interest income using the interest method in accordance with Accounting Standards Codification (“ASC”) 310 over the life of the loan. Loan balances are charged-off to the ACL when management believes that collection of principal is unlikely. Interest income on loans is accrued and recognized on the principal amount outstanding except for loans in a nonaccrual status. All classes of loans are placed on nonaccrual when management believes doubt exists as to the collectability of the interest or principal. Cash payments received on nonaccrual loans are directly applied to the principal balance. Generally, a loan may be returned to accrual status when the delinquent principal and interest is brought current in accordance with the terms of the loan agreement and certain ongoing performance criteria have been met. Loans are reported as past due when installment payments, interest payments, or maturity payments are past due based on contractual terms.
    The Company classifies fair value measurements on loans as level 3 valuations in the fair value hierarchy because of their use of unobservable inputs.
Acquired Loans: Loans purchased that are of poor credit quality and with more than an insignificant evidence of credit deterioration since their origination or issuance are purchased credit deteriorated (“PCD”) loans. PCD assets are recorded at their purchase price plus an ACL estimated at the time of acquisition. Under this approach, there is no provision for credit losses recognized at acquisition; rather, there is a gross-up of the purchase price of the financial asset for the estimate of expected credit losses and a corresponding ACL recorded. Changes in estimates of expected credit losses after acquisition are recognized as provision for credit losses in subsequent periods. In general, interest income recognition for PCD financial assets is consistent with interest income recognition for the similar non-PCD financial asset.
Allowance for Credit Losses - Loans: Under the current expected credit loss model (“CECL”) adopted by the Company on January 1, 2021, the ACL on loans is a valuation allowance estimated at each balance sheet date that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.
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

The Company measures expected credit losses of financial assets on a collective (pool) basis, when the financial assets share similar risk characteristics. Depending on the nature and size of the pool of financial assets with similar risk characteristics, the Company uses either a DCF method or a weighted average remaining life method to estimate expected credit losses quantitatively. The weighted average remaining life method uses exposure at default, along with the expected credit losses adjusted for prepayments to calculate the required allowance. The Company utilizes peer historical loss data to estimate credit losses under the weighted average remaining life method. Under the DCF method, the Company utilizes complex models to obtain reasonable and supportable forecasts to calculate two predictive metrics, the probability of default (“PD”) and loss given default (“LGD”). Under the DCF method the combination of adjustments for the credit expectations PD and LGD, and timing expectations (prepayment, curtailment, and time to recovery), produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value of expected cash flows (“NPV”). An ACL is established for the difference between the instrument’s NPV and amortized cost basis.

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

The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications.

Loans guaranteed by the U.S. government, including Paycheck Protection Program (“PPP”) loans The Company actively participated in assisting its customers with applications for loans through the program. Loans funded through the PPP program are fully guaranteed by the U.S. government subject to certain representations and warranties. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans. ASC 326 requires credit enhancements that mitigate credit losses, such as the U.S. government guarantee on PPP loans, to be considered in estimating credit losses. The guarantee is considered “embedded” and, therefore, is considered when estimating credit loss on the PPP loans and other loans guaranteed by the U.S. government. Given that the loans are fully guaranteed by the U.S. government and absent any specific loss information on any of our guaranteed loans, the Company does not carry an ACL on its PPP and other loans guaranteed by the U.S. government.

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
Other Real Estate Owned: Other Real Estate Owned (“OREO”) represents properties acquired through foreclosure or its equivalent. Prior to foreclosure, the carrying value is adjusted to the fair value, less cost to sell, of the real estate to be acquired by an adjustment to the ACL for loans. Management’s evaluation of fair value is based on appraisals or discounted cash flows of anticipated sales. After foreclosure, any subsequent reduction in the carrying value is charged against earnings. Operating expenses associated with OREO are charged to earnings in the period they are incurred. Operating expenses associated with OREO are recorded net of rental income and gain on sales associated with OREO.

Premises and Equipment: Premises and equipment, including leasehold improvements, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization expense for financial reporting purposes is computed using the straight-line method based upon the shorter of the lease term or the estimated useful lives of the assets that vary according to the asset type and include; furniture and equipment ranging between three and seven years, leasehold improvements ranging between two and 15 years, and buildings at 39 years. Maintenance and repairs are charged to current operations, while renewals and betterments are capitalized. Long-lived assets such as premises and equipment are reviewed for impairment at least annually or whenever events or changes in business circumstances indicate that the remaining useful life may warrant revision, or that the carrying amount of the long-lived asset may not be fully recoverable. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.
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
Servicing Rights: Mortgage servicing rights (“MSRs”) and commercial servicing rights (“CSRs”) associated with loans originated and sold, where servicing is retained, are measured at fair value and changes in fair value are reported through earnings. Changes in the fair value of servicing rights occur primarily due to the collection/realization of expected cash flows, as well as changes in valuation inputs and assumptions. Under the fair value method, servicing rights are carried on the balance sheet at fair value and the changes in fair value for MSRs are reported in earnings in mortgage banking income and the changes in fair value for CSRs are reported in commercial serving revenue in other operating income in the period in which the change occurs. Fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of servicing rights, the present value of net expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, escrow calculations, delinquency rates, and ancillary fee income net of servicing costs.
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
Advertising: Advertising, promotion, and marketing costs are expensed as incurred. The Company reported total expenses in these areas of $2.9 million, $2.7 million, and $2.7 million for each of the years ending December 31, 2023, 2022, and 2021, respectively.
Stock Incentive Plans: The Company has stock-based employee compensation plans as more fully discussed in Note 21, Stock-Based Compensation to the Company's Consolidated Financial Statements included in Part II. Item 8 of this report. Compensation cost is recognized for stock options, restricted stock units, and performance stock units issued to employees based on the fair value of these awards at the date of grant. A Black Scholes model is utilized to estimate the fair value of stock options. The market price for the Company's common stock at the date of grant issued is the fair value of restricted and performance stock awards. The Company recognizes compensation expense over the vesting period of each award. The Company's recognizes forfeitures as they occur.
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
Earnings Per Share: Earnings per share is calculated using the weighted average number of shares and dilutive common stock equivalents outstanding during the period. Stock options and restricted stock units, as described in Note 21 of the notes to the Company's Consolidated Financial Statements included in Part II. Item 8 of this report, are considered to be common stock equivalents. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were no anti-dilutive shares outstanding related to options to acquire common stock in 2023, 2022, or 2021.
    Information used to calculate earnings per share was as follows:

(In Thousands)	2023	2022	2021
Net income	$25,394	$30,741	$37,517
Basic weighted average common shares outstanding	5,601	5,765	6,181
Dilutive effect of potential common shares from awards granted under equity incentive program	60	64	68
Total	5,661	5,829	6,249
Earnings per common share
Basic	$4.53	$5.33	$6.07
Diluted	$4.49	$5.27	$6.00

Comprehensive Income: Comprehensive income consists of net income, net unrealized gains (losses) on securities available for sale after the tax effect, and net unrealized gains (losses) on derivative and hedging activities after the tax effect.
Concentrations: Substantially all of the Company’s business is derived from the Anchorage, Matanuska-Susitna Valley, Fairbanks, Kenai Peninsula, Kodiak, Nome, and Southeast areas of Alaska. As such, the Company’s growth and operations depend upon the economic conditions of Alaska and these specific markets. These areas rely primarily upon the natural resources industries, particularly oil production, as well as tourism, government and U.S. military spending for their economic success. A significant majority of the unrestricted revenues of the Alaska state government are currently funded through various taxes and royalties on the oil industry. The Company’s business is and will remain sensitive to economic factors that relate to these industries and local and regional business conditions. As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in regions served by the Company, may have a more pronounced effect upon its business than they might on an institution that is less geographically concentrated. The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon the Company’s results of operation and financial condition.
    At December 31, 2023 and 2022, the Company had $590.7 million and $501.3 million, respectively, in commercial and construction loans. Additionally, the Company continues to have a concentration in large borrowing relationships. At December 31, 2023, 39% of the Company’s loan portfolio is attributable to 50 large borrowing relationships. The Company has additional unfunded commitments to these borrowers of $261.2 million at December 31, 2023.
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
Recent Accounting Pronouncements
Accounting pronouncements implemented in 2023
In March 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). The amendments in ASU 2022-02 eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs which includes an assessment of whether the creditor has granted a concession, an entity must evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, for public business entities, ASU 2022-02 requires that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost in the vintage disclosures required by paragraph 326-20-50-6. The Company adopted ASU 2022-02 on January 1, 2023. The Company elected to adopt the updated guidance on TDR recognition and measurement prospectively; therefore the guidance is applied to modifications occurring after the date of adoption. The amendments on TDR disclosures and vintage disclosures must be adopted prospectively. The adoption of ASU 2022-02 did not have a material impact on the Company's consolidated financial position or results of operations.

    Accounting pronouncements to be implemented in future periods
In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (“ASU 2023-02”). Under current GAAP, an entity can only elect to apply the proportional amortization method to investments in low income housing tax credit (“LIHTC”) structures. The amendments in ASU 2023-02 allow entities to elect to account for equity investments made primarily for the purpose of receiving income tax credits using the proportional amortization method, regardless of the tax credit program through which the investment earns income tax credits, if certain conditions are met. ASU 2023-02 provides amendments to paragraph ASC 323-740-25-1, which sets forth the conditions needed to apply the proportional amortization method. The amendments make certain limited changes to those conditions to clarify their application to a broader group of tax credit investment programs. However, the conditions in substance remain consistent with current GAAP. The amendments in this ASU 2023-02 also eliminate certain LIHTC-specific guidance to align the accounting more closely for LIHTCs with the accounting for other equity investments in tax credit structures and require that the delayed equity contribution guidance in paragraph ASC 323-740-25-3 applies only to tax equity investments accounted for using the proportional amortization method. ASU 2023-02 is effective for the Company for fiscal years beginning after December 15, 2023 and must be applied on either a modified retrospective or a retrospective basis. The Company does not have any equity investments made primarily for the purpose of receiving income tax credits except for LIHTC structures, which it accounts for using the proportional amortization method. The Company does not believe that the adoption of ASU 2023-02 will have a material impact on the Company's consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Under current GAAP, public entities are required to report a measure of segment profit or loss. The amendments in ASU 2023-07 do not change or remove this requirement, nor does it change how an entity identifies is operating segments. The amendments in ASU 2023-07 improve reportable segment disclosure requirement, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2023 and must be applied on a retrospective basis. The Company does not believe that the adoption of ASU 2023-07 will have a material impact on the Company's consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 improve transparency of income tax disclosures related to rate reconciliation and income taxes paid disclosures by requiring consistent categories and greater disaggregation of information in rate reconciliation, and by requiring disclosure of income taxes paid disaggregated by jurisdiction. The amendments in ASU 2023-09 allow investors to better assess, in their capital allocation decisions, how an entity's worldwide operations and related tax risks and tax planning and operations opportunities affect its income tax rate and prospects for future cash flow. ASU 2023-09 is effective for the Company for fiscal years beginning after December 15, 2024 and may be applied on a prospective or retrospective basis. The Company does not believe that the adoption of ASU 2023-09 will have a material impact on the Company's consolidated financial statements.

NOTE 2 – Cash and Due from Banks
    The Company is required to maintain a $300,000 balance with a correspondent bank for outsourced servicing of ATMs at both December 31, 2023 and 2022.
    The Company is required to maintain a $100,000 and $30,000 balance with a correspondent bank to collateralize the initial margin and the fair value exposure of one of its interest rate swaps, respectively, at December 31, 2023 and 2022.

NOTE 3 - Interest Bearing Deposits in Other Banks
    All interest bearing deposits in other banks have a maturity of one year or less.  Balances at December 31 for the respective years are as follows:

(In Thousands)	2023	2022
Interest bearing deposits at Federal Reserve Bank	$90,922	$231,186
Interest bearing deposits at FHLB	21	287
Other interest bearing deposits at other institutions	130	130
Total	$91,073	$231,603

NOTE 4 - Investment Securities
Marketable Equity Securities
The Company held marketable equity securities with fair values of $13.2 million and $10.7 million at December 31, 2023 and 2022, respectively. The gross realized and unrealized gains (losses) recognized on marketable equity securities in other operating income in the Company's Consolidated Statements of Income for the periods indicated were as follows:

(In Thousands)	2023	2022	2021
Unrealized gain (loss) on marketable equity securities	$120	($1,119)	($101)
Gain on sale of marketable equity securities, net	—	—	67
Total	$120	($1,119)	($34)
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

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2023
Securities available for sale
U.S. Treasury and government sponsored entities	$587,639	$451	($23,965)	$—	$564,125
Municipal securities	820	—	(4)	—	816
Corporate bonds	14,014	28	(418)	—	13,624
Collateralized loan obligations	59,795	12	(436)	—	59,371
Total securities available for sale	$662,268	$491	($24,823)	$—	$637,936
December 31, 2022
Securities available for sale
U.S. Treasury and government sponsored entities	$634,582	$1	($39,422)	$—	$595,161
Municipal securities	820	—	(25)	—	795
Corporate bonds	24,281	37	(674)	—	23,644
Collateralized loan obligations	59,434	—	(2,005)	—	57,429
Total securities available for sale	$719,117	$38	($42,126)	$—	$677,029

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Securities held to maturity
Corporate bonds	$36,750	$—	($3,337)	$33,413
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$36,750	$—	($3,337)	$33,413
December 31, 2022
Securities held to maturity
Corporate bonds	$36,750	$—	($4,111)	$32,639
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$36,750	$—	($4,111)	$32,639

    Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2023 and 2022, were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2023
Securities Available for Sale
U.S. Treasury and government sponsored entities	$9,997	($3)	$528,574	($23,962)	$538,571	($23,965)
Corporate bonds	—	—	6,599	(418)	6,599	(418)
Municipal securities	—	—	816	(4)	816	(4)
Collateralized loan obligations	3,909	(91)	43,149	(345)	47,058	(436)
Total	$13,906	($94)	$579,138	($24,729)	$593,044	($24,823)
2022
Securities Available for Sale
U.S. Treasury and government sponsored entities	$282,319	($8,876)	$302,840	($30,546)	$585,159	($39,422)
Municipal securities	795	(25)	—	—	795	(25)
Corporate bonds	13,216	(43)	4,394	(631)	17,610	(674)
Collateralized loan obligations	22,309	(632)	35,120	(1,373)	57,429	(2,005)
Total	$318,639	($9,576)	$342,354	($32,550)	$660,993	($42,126)

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

At December 31, 2023 and 2022, there were two and 38 available for sale securities in an unrealized loss position without an ACL, respectively, that have been in a loss position for less than twelve months. There were 72 and 47 available for sale securities without an ACL with unrealized losses at December 31, 2023 and 2022, respectively, that have been at a loss position for more than twelve months. At December 31, 2023 and 2022, there were zero and three held to maturity securities in an unrealized loss position without an ACL, respectively, that have been in a loss position for less than twelve months. At December 31, 2023 and 2022, there were five and two held to maturity securities in an unrealized loss position without an ACL, respectively, that have been in a loss position for more than twelve months. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2023, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company's Consolidated Statements of Income.

    At December 31, 2023 and 2022, $180.1 million and $59.3 million in securities were pledged for deposits and borrowings, respectively.

    The amortized cost and fair values of available for sale and held to maturity debt securities at December 31, 2023, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. Treasury and government sponsored entities
Within 1 year	$163,987	$160,054	1.14%
1-5 years	423,652	404,071	2.05%
Total	$587,639	$564,125	1.79%
Corporate bonds
Within 1 year	$2,000	$1,997	3.59%
1-5 years	22,014	21,264	4.95%
5-10 years	26,750	23,776	5.01%
Total	$50,764	$47,037	4.93%
Collateralized loan obligations
5-10 years	$34,301	$34,102	6.83%
Over 10 years	25,494	25,269	7.07%
Total	$59,795	$59,371	6.94%
Municipal securities
Within 1 year	$820	$816	2.12%
Total	$820	$816	2.12%

    The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the years ending December 31, 2023, 2022, and 2021, respectively, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
2023
Available for sale securities	$—	$—	$—
2022
Available for sale securities	$—	$—	$—
2021
Available for sale securities	$—	$—	$—

    A summary of interest income for the years ending December 31, 2023, 2022, and 2021 on available for investment securities is as follows:

(In Thousands)	2023	2022	2021
U.S. Treasury and government sponsored entities	$11,074	$7,030	$2,203
Other	4,741	2,631	1,118
Total taxable interest income	$15,815	$9,661	$3,321
Municipal securities	$18	$18	$18
Total tax-exempt interest income	$18	$18	$18
Total	$15,833	$9,679	$3,339

NOTE 5 - Loans and Allowance for Credit Losses
Loans Held for Sale
Loans held for sale are comprised entirely of 1-4 family residential mortgage loans as of December 31, 2023 and 2022.
Loans Held for Investment
The following table presents amortized cost and unpaid principal balance of loans for the periods indicated:

	December 31, 2023			December 31, 2022
(In Thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial & industrial loans	$411,387	$413,293	($1,906)	$358,128	$359,900	($1,772)
Commercial real estate:
Owner occupied properties	366,741	368,357	(1,616)	349,973	351,580	(1,607)
Non-owner occupied and multifamily properties	515,528	519,115	(3,587)	482,270	486,021	(3,751)
Residential real estate:
1-4 family residential properties secured by first liens	203,738	203,534	204	73,381	73,674	(293)
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	33,996	33,783	213	20,259	20,103	156
1-4 family residential construction loans	30,976	31,239	(263)	44,000	44,314	(314)
Other construction, land development and raw land loans	148,373	149,788	(1,415)	99,182	100,075	(893)
Obligations of states and political subdivisions in the US	30,407	30,409	(2)	32,539	32,540	(1)
Agricultural production, including commercial fishing	41,007	41,237	(230)	34,099	34,263	(164)
Consumer loans	6,241	6,180	61	4,335	4,293	42
Other loans	1,103	1,118	(15)	3,619	3,632	(13)
Total	1,789,497	1,798,053	(8,556)	1,501,785	1,510,395	(8,610)
Allowance for credit losses	(17,270)			(13,838)
	$1,772,227	$1,798,053	($8,556)	$1,487,947	$1,510,395	($8,610)
The difference between the amortized cost and unpaid principal balance is primarily net deferred origination fees totaling $8.6 million at both December 31, 2023 and 2022.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $7.4 million and $5.5 million at December 31, 2023 and 2022, respectively, and was included in other assets in the Consolidated Balance Sheets.
Amortized cost in the above table includes $2.8 million and $7.1 million as of December 31, 2023 and 2022, respectively, in PPP loans administered by the U.S. Small Business Administration (“SBA”) within the Commercial & industrial loan segment.
At December 31, 2023, approximately 72% of the Company’s loans, excluding PPP loans, are secured by real estate and 4% are unsecured. Approximately 24% are for general commercial uses, including professional, retail, and small businesses.  Repayment is expected from the borrowers’ cash flow or, secondarily, the collateral.  The Company’s exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is determined to be of no value.

Allowance for Credit Losses
The activity in the ACL related to loans held for investment for the periods indicated is as follows:

	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2023
Commercial & industrial loans	$2,914	$415	($337)	$446	$3,438
Commercial real estate:
Owner occupied properties	3,094	(227)	—	—	2,867
Non-owner occupied and multifamily properties	3,615	(321)	—	—	3,294
Residential real estate:
1-4 family residential properties secured by first liens	1,413	2,129	(72)	—	3,470
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	389	139	—	23	551
1-4 family residential construction loans	312	(121)	—	—	191
Other construction, land development and raw land loans	1,803	1,324	—	—	3,127
Obligations of states and political subdivisions in the US	79	1	—	—	80
Agricultural production, including commercial fishing	145	23	—	—	168
Consumer loans	68	35	(26)	4	81
Other loans	6	(3)	—	—	3
Total	$13,838	$3,394	($435)	$473	$17,270

	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2022
Commercial & industrial loans	$3,027	($1,124)	($506)	$1,517	$2,914
Commercial real estate:
Owner occupied properties	3,176	(137)	—	55	3,094
Non-owner occupied and multifamily properties	2,930	685	—	—	3,615
Residential real estate:
1-4 family residential properties secured by first liens	439	969	—	5	1,413
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	215	134	—	40	389
1-4 family residential construction loans	120	192	—	—	312
Other construction, land development and raw land loans	1,635	168	—	—	1,803
Obligations of states and political subdivisions in the US	32	47	—	—	79
Agricultural production, including commercial fishing	91	39	—	15	145
Consumer loans	67	—	(3)	4	68
Other loans	7	(1)	—	—	6
Total	$11,739	$972	($509)	$1,636	$13,838

As of December 31, 2023 the ACL increased to $17.3 million, or 0.97% of portfolio loans and 1.02% of portfolio loans, net of government guarantees from $13.8 million, or 0.92% of portfolio loans and 0.99% of portfolio loans, net of government guarantees at December 31, 2022. The Company primarily uses a DCF method to estimate the ACL for loans and generally does not record an ACL for the government guaranteed portion of loans. The increase in the ACL for loans at December 31, 2023, as compared to December 31, 2022 is primarily due to an increase in non-government guaranteed loan balances as well as a decrease in estimated loan prepayment rates in the DCF model. This was only partially offset by a improvement in the Company's forecasted economic factors as of December 31, 2023 as compared to the forecast at December 31, 2022.

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

December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$97,377	$123,874	$58,708	$24,177	$13,990	$44,674	$362,800
Classified	3,319	18,790	16,964	7,032	56	2,426	48,587
Total commercial & industrial loans	$100,696	$142,664	$75,672	$31,209	$14,046	$47,100	$411,387

Commercial real estate:
Owner occupied properties
Pass	$40,745	$70,925	$69,316	$82,339	$28,588	$71,930	$363,843
Classified	—	—	—	1,115		1,783	2,898

Total commercial real estate owner occupied properties	$40,745	$70,925	$69,316	$83,454	$28,588	$73,713	$366,741

Non-owner occupied and multifamily properties
Pass	$59,990	$96,532	$83,277	$67,037	$56,192	$143,619	$506,647
Classified	—	—	—	—	—	8,881	8,881
Total commercial real estate non-owner occupied and multifamily properties	$59,990	$96,532	$83,277	$67,037	$56,192	$152,500	$515,528

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$139,829	$47,775	$4,119	$4,070	$2,240	$5,388	$203,421
Classified	224		—	—	—	93	317
Total residential real estate 1-4 family residential properties secured by first liens	$140,053	$47,775	$4,119	$4,070	$2,240	$5,481	$203,738

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$16,145	$5,417	$3,331	$1,906	$2,277	$4,581	$33,657
Classified	—	—	—	—	—	339	339
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$16,145	$5,417	$3,331	$1,906	$2,277	$4,920	$33,996

1-4 family residential construction loans
Pass	$16,845	$4,469	$—	$—	$—	$9,553	$30,867
Classified	—	—	—	—	—	109	109
Total residential real estate 1-4 family residential construction loans	$16,845	$4,469	$—	$—	$—	$9,662	$30,976

Other construction, land development and raw land loans
Pass	$42,615	$58,714	$32,780	$1,982	$1,454	$7,896	$145,441
Classified	—	1,175	—	—	—	1,757	2,932
Total other construction, land development and raw land loans	$42,615	$59,889	$32,780	$1,982	$1,454	$9,653	$148,373

Obligations of states and political subdivisions in the US
Pass	$—	$30,317	$—	$—	$—	$90	$30,407
Classified	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$—	$30,317	$—	$—	$—	$90	$30,407

Agricultural production, including commercial fishing
Pass	$8,643	$9,649	$17,061	$3,465	$524	$1,665	$41,007
Classified	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$8,643	$9,649	$17,061	$3,465	$524	$1,665	$41,007

Consumer loans
Pass	$3,396	$983	$209	$368	$258	$1,026	$6,240
Classified	1	—	—	—	—	—	1
Total consumer loans	$3,397	$983	$209	$368	$258	$1,026	$6,241

Other loans
Pass	$160	$77	$135	$592	$138	$1	$1,103
Classified	—	—	—	—	—	—	—
Total other loans	$160	$77	$135	$592	$138	$1	$1,103

Total loans
Pass	$425,745	$448,732	$268,936	$185,936	$105,661	$290,423	$1,725,433
Classified	3,544	19,965	16,964	8,147	56	15,388	64,064
Total loans	$429,289	$468,697	$285,900	$194,083	$105,717	$305,811	$1,789,497

Total pass loans	$425,745	$448,732	$268,936	$185,936	$105,661	$290,423	$1,725,433
Government guarantees	(2,792)	(8,409)	(19,305)	(2,295)	(12,133)	(7,696)	(52,630)
Total pass loans, net of government guarantees	$422,953	$440,323	$249,631	$183,641	$93,528	$282,727	$1,672,803

Total classified loans	$3,544	$19,965	$16,964	$8,147	$56	$15,388	$64,064

Government guarantees	—	(16,805)	(15,268)	(7,043)	—	(11,311)	(50,427)
Total classified loans, net government guarantees	$3,544	$3,160	$1,696	$1,104	$56	$4,077	$13,637

December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$157,555	$86,543	$37,147	$17,881	$9,844	$40,571	$349,541
Classified	137	4,879	397	91	2,737	346	8,587
Total commercial & industrial loans	$157,692	$91,422	$37,544	$17,972	$12,581	$40,917	$358,128

Commercial real estate:
Owner occupied properties
Pass	$66,955	$70,777	$90,496	$32,564	$13,233	$69,701	$343,726
Classified	—	—	1,261	—	165	4,821	6,247
Total commercial real estate owner occupied properties	$66,955	$70,777	$91,757	$32,564	$13,398	$74,522	$349,973

Non-owner occupied and multifamily properties
Pass	$94,412	$82,352	$71,407	$58,033	$16,905	$149,223	$472,332
Classified	—	—	—	274	3	9,661	9,938
Total commercial real estate non-owner occupied and multifamily properties	$94,412	$82,352	$71,407	$58,307	$16,908	$158,884	$482,270

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$52,117	$5,088	$6,001	$2,535	$462	$6,968	$73,171
Classified	—	—	—	—	79	131	210
Total residential real estate 1-4 family residential properties secured by first liens	$52,117	$5,088	$6,001	$2,535	$541	$7,099	$73,381

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$6,992	$3,376	$2,041	$2,763	$2,781	$2,060	$20,013
Classified	—	—	—	—	239	7	246
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$6,992	$3,376	$2,041	$2,763	$3,020	$2,067	$20,259

1-4 family residential construction loans
Pass	$26,860	$3,897	$61	$—	$—	$13,073	$43,891
Classified	—	—	—	—	—	109	109
Total residential real estate 1-4 family residential construction loans	$26,860	$3,897	$61	$—	$—	$13,182	$44,000

Other construction, land development and raw land loans
Pass	$38,673	$42,448	$5,740	$1,713	$3,675	$5,112	$97,361
Classified	—	—	—	—	369	1,452	1,821
Total other construction, land development and raw land loans	$38,673	$42,448	$5,740	$1,713	$4,044	$6,564	$99,182

Obligations of states and political subdivisions in the US
Pass	$32,319	$—	$—	$—	$219	$1	$32,539
Classified	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$32,319	$—	$—	$—	$219	$1	$32,539

Agricultural production, including commercial fishing
Pass	$9,748	$17,692	$3,740	$604	$879	$1,436	$34,099
Classified	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$9,748	$17,692	$3,740	$604	$879	$1,436	$34,099

Consumer loans
Pass	$1,513	$363	$481	$345	$235	$1,391	$4,328
Classified	—	—	—	—	—	7	7

Total consumer loans	$1,513	$363	$481	$345	$235	$1,398	$4,335

Other loans
Pass	$1,291	$330	$1,547	$384	$—	$67	$3,619
Classified	—	—	—	—	—	—	—
Total other loans	$1,291	$330	$1,547	$384	$—	$67	$3,619

Total loans
Pass	$488,435	$312,866	$218,661	$116,822	$48,233	$289,603	$1,474,620
Classified	137	4,879	1,658	365	3,592	16,534	27,165
Total loans	$488,572	$317,745	$220,319	$117,187	$51,825	$306,137	$1,501,785

Total pass loans	$488,435	$312,866	$218,661	$116,822	$48,233	$289,603	$1,474,620
Government guarantees	(25,172)	(36,531)	(9,751)	(12,885)	(2,964)	(5,314)	(92,617)
Total pass loans, net of government guarantees	$463,263	$276,335	$208,910	$103,937	$45,269	$284,289	$1,382,003

Total classified loans	$137	$4,879	$1,658	$365	$3,592	$16,534	$27,165
Government guarantees	—	(4,396)	(1,135)	—	—	(9,293)	(14,824)
Total classified loans, net government guarantees	$137	$483	$523	$365	$3,592	$7,241	$12,341

Past Due Loans

The following tables present an aging of contractually past due loans as of the periods indicated:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due Still Accruing
December 31, 2023
Commercial & industrial loans	$326	$148	$1,253	$1,727	$409,660	$411,387	$—
Commercial real estate:
Owner occupied properties	—	—	260	260	366,481	366,741	—
Non-owner occupied and multifamily properties	—	—	—	—	515,528	515,528	—
Residential real estate:
1-4 family residential properties secured by first liens	458	—	224	682	203,056	203,738	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	53	—	155	208	33,788	33,996	—
1-4 family residential construction loans	—	—	109	109	30,867	30,976	—
Other construction, land development and raw land loans	—	—	1,545	1,545	146,828	148,373	—
Obligations of states and political subdivisions in the US	—	—	—	—	30,407	30,407	—
Agricultural production, including commercial fishing	—	—	—	—	41,007	41,007	—
Consumer loans	18	1	—	19	6,222	6,241	—
Other loans	—	—	—	—	1,103	1,103	—
Total	$855	$149	$3,546	$4,550	$1,784,947	$1,789,497	$—
December 31, 2022
Commercial & industrial loans	$37	$521	$56	$614	$357,514	$358,128	$—
Commercial real estate:
Owner occupied properties	—	—	798	798	349,175	349,973	—
Non-owner occupied and multifamily properties	—	—	274	274	481,996	482,270	—
Residential real estate:
1-4 family residential properties secured by first liens	60	79	72	211	73,170	73,381	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	112	—	127	239	20,020	20,259	—
1-4 family residential construction loans	—	—	109	109	43,891	44,000	—
Other construction, land development and raw land loans	—	—	1,545	1,545	97,637	99,182	—
Obligations of states and political subdivisions in the US	—	—	—	—	32,539	32,539	—
Agricultural production, including commercial fishing	—	—	—	—	34,099	34,099	—
Consumer loans	6	80	—	86	4,249	4,335	—
Other loans	—	—	—	—	3,619	3,619	—
Total	$215	$680	$2,981	$3,876	$1,497,909	$1,501,785	$—

Nonaccrual Loans
    Nonaccrual loans net of government guarantees totaled $5.0 million and $6.4 million at December 31, 2023 and December 31, 2022, respectively. The following table presents loans on nonaccrual status and loans on nonaccrual status for which there was no related ACL:

	December 31, 2023		December 31, 2022
(In Thousands)	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL

Commercial & industrial loans	$3,655	$3,651	$3,294	$3,287
Commercial real estate:
Owner occupied properties	271	260	1,457	1,457
Non-owner occupied and multifamily properties	—	—	274	274
Residential real estate:
1-4 family residential properties secured by first liens	270	224	151	144
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	219	176	246	198
1-4 family residential construction loans	109	109	109	109
Other construction, land development and raw land loans	1,545	1,545	1,545	1,545
Total nonaccrual loans	6,069	5,965	7,076	7,014
Government guarantees on nonaccrual loans	(1,067)	(1,067)	(646)	(646)
Net nonaccrual loans	$5,002	$4,898	$6,430	$6,368

Interest income which would have been earned on nonaccrual loans for 2023, 2022, and 2021 amounted to $499,000, $434,000, and $744,000, respectively.

There was $8,000 and $10,000 in interest on nonaccrual loans reversed through interest income in 2023 and 2022, respectively. There was no interest earned on nonaccrual loans with a principal balance during 2023 or 2022. However, the Company recognized interest income of $656,000, $2.2 million, and $1.6 million in 2023, 2022, and 2021, respectively, related to interest collected on nonaccrual loans whose principal has been paid down to zero.

Loans are classified as collateral dependent when it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due, and repayment is expected to be provided substantially through the sale of the collateral. As of December 31, 2023 and 2022, there are no collateral dependent loans for which foreclosure is probable.
Loan Modifications
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

	December 31, 2023
	Term Modification	Payment Modification	Term and payment modifications	Total Modifications	Percentage of Class of Financing Receivable
(In Thousands)
Commercial & industrial loans	$956	$1,985	$—	$2,941	0.71%
Commercial real estate:
Owner occupied properties	—	—	260	260	0.07%
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	115	—	—	115	0.34%
1-4 family residential construction loans	109	—	—	109	0.35%
Other construction, land development and raw land loans	968	—	577	1,545	1.04%
Total	$2,148	$1,985	$837	$4,970	0.28%

The Company has no outstanding commitments to the borrowers included in the previous table.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the year ended December 31, 2023:

	December 31, 2023
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

The Company monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the payment performance of such loans as of the dates indicated that were modified in the last twelve months:

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
(In Thousands)
Commercial & industrial loans	$—	$—	$956	$956
Commercial real estate:
Owner occupied properties	—	—	260	260
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	—	115	115
1-4 family residential construction loans	—	—	109	109
Other construction, land development and raw land loans	—	—	1,545	1,545
Total	$—	$—	$2,985	$2,985

The following table presents the amortized cost basis of loans that had a payment default during 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty:

	December 31, 2023
	Term modification	Term and payment modification
(In Thousands)
Commercial & industrial loans	$956	$—
Commercial real estate:
Owner occupied properties	—	260
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	115	—
1-4 family residential construction loans	109	—
Other construction, land development and raw land loans	968	577
Total	$2,148	$837

Loans to Related Parties
    Certain directors, and companies of which directors are principal owners, and executive officers have loans with the Company.  Such transactions are made on substantially the same terms, including interest rates and collateral required, as those prevailing for similar transactions of unrelated parties.  An analysis of the loan transactions for the years indicated follows:

(In Thousands)	2023	2022	2021
Balance, beginning of the year	$1,996	$191	$217
Loans made	521	1,886	—
Repayments	122	81	26
Balance, end of year	$2,395	$1,996	$191

    The Company had $120,000 of unfunded loan commitments to these directors or their related interests on December 31, 2023 and $110,000 of unfunded loan commitments on December 31, 2022.
Pledged Loans
    At December 31, 2023, there were no loans pledged as collateral to secure public deposits or available borrowing lines. At December 31, 2022, $44.3 million of loans were pledged as collateral to secure available borrowing lines and there were no loans pledged as collateral to secure public deposits..

NOTE 6 - Purchased Receivables
    Purchased receivables are carried at their principal amount outstanding, net of an ACL, and have a maturity of less than one year. There are no purchased receivables past due at December 31, 2023 or 2022. Income on purchased receivables is accrued and recognized on the balance outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal. There was one nonperforming purchased receivable with a balance of $808,000 as of December 31, 2023 for which management is not accruing income and no nonperforming purchased receivables as of December 31, 2022.
    The following table summarizes the components of net purchased receivables at December 31, for the years indicated:

(In Thousands)	2023	2022
Purchased receivables	$36,842	$19,994
Allowance for credit losses - purchased receivables	—	—
Total	$36,842	$19,994

    The following table sets forth information regarding changes in the ACL on purchased receivables for the periods indicated:

(In Thousands)	2023	2022	2021
Balance at beginning of year	$—	$—	$73
Impact of adopting ASC 326	—	—	(73)
Charge-offs	—	—	—
Recoveries	—	—	—
Charge-offs net of recoveries	—	—	—
Benefit for purchased receivables	—	—	—
Balance at end of year	$—	$—	$—

NOTE 7 - Servicing Rights
Mortgage servicing rights
    The following table details the activity in the Company's MSR for the year indicated:

(In Thousands)	2023	2022	2021

Balance, beginning of period	$18,635	$13,724	$11,218
Additions for new MSR capitalized	3,616	4,623	6,088
Changes in fair value:
Due to changes in model inputs of assumptions (1)	(922)	1,615	(1,181)
Other (2)	(1,765)	(1,327)	(2,401)
Carrying value, December 31	$19,564	$18,635	$13,724

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

    The following table details information related to our serviced mortgage loan portfolio as of the dates indicated:

(In Thousands)	December 31, 2023	December 31, 2022

Balance of mortgage loans serviced for others	$1,044,516	$898,840
Weighted average rate of note	4.03%	3.47%
MSR as a percentage of serviced loans	1.87%	2.07%

    The Company recognized servicing fees of $3.8 million, $3.3 million, and $2.9 million during 2023, 2022, and 2021, respectively, which includes contractually specified servicing fees and ancillary fees which are included in "Mortgage banking income" as a component of other noninterest income in the Company's Consolidated Statements of Income.

    The following table outlines the weighted average key assumptions used in measuring the fair value of MSRs and the sensitivity of the current fair value of MSRs to immediate adverse changes in those assumptions as of the dates indicated. See Note 24 for additional information on key assumptions for MSRs.

(In Thousands)	December 31, 2023	December 31, 2022

Fair value of MSRs	$19,564	$18,635
Expected weighted-average life (in years)	10.23	9.46

Key assumptions:
Constant prepayment rate[1]	8.48%	6.64%
Impact on fair value from 10% adverse change	($1,754)	($518)
Impact on fair value from 25% adverse change	($2,552)	($1,233)
Discount rate	10.98%	11.25%
Impact on fair value from 100 basis point increase	($811)	($635)
Impact on fair value from 200 basis point increase	($1,560)	($1,224)
Cost to service assumptions ($ per loan)	$82	$91
Impact on fair value from 10% adverse change	($160)	($153)
Impact on fair value from 25% adverse change	($401)	($382)
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

Commercial servicing rights
    CSRs have a carrying value of $2.2 million and $2.1 million at December 31, 2023 and 2022, respectively, and total commercial loans serviced for others were $282.2 million and $285.3 million at December 31, 2023 and 2022, respectively. Key assumptions used in measuring the fair value of CSRs as of December 31, 2023 and 2022 include an average conditional prepayment rate of 11.76% and 10.19% and a discount rate of 9.50% and 12.00%, respectively.

NOTE 8 - Other Real Estate Owned
    At December 31, 2023 and 2022, the Company held zero assets, respectively, as OREO.  The following table details net operating (income) expense related to OREO for the years indicated:

	Years Ended December 31,
(In Thousands)	2023	2022	2021
OREO (income) expense, net rental income and gains on sale:
OREO operating expense	$16	$634	$777
Impairment on OREO	123	—	—
Rental income on OREO	(4)	(548)	(524)
(Gains)/ losses on sale of OREO	(929)	414	(685)
Total	($794)	$500	($432)

NOTE 9 - Premises and Equipment
    The following summarizes the components of premises and equipment at December 31 for the years indicated:

(In Thousands)	Useful Life	2023	2022
Land		$5,376	$5,376
Furniture and equipment	3-7 years	19,088	15,778
Tenant improvements	2-15 years	11,300	10,409
Buildings	39 years	41,054	39,333
Total Premises and Equipment		76,818	70,896
Accumulated depreciation and amortization		(36,125)	(33,075)
Total Premises and Equipment, Net		$40,693	$37,821

    Depreciation and amortization expense was $3.3 million, $3.1 million, and $3.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

NOTE 10 – Leases
    The Company's lease commitments consist primarily of agreements to lease land and office facilities that it occupies to operate several of its retail branch locations that are classified as operating leases and are recognized on the balance sheet as right-of-use (“ROU”) asset and lease liabilities. As of December 31, 2023, the Company has operating lease ROU assets of $9.1 million and operating lease liabilities of $9.1 million. As of December 31, 2022, the Company has operating lease ROU assets of $9.9 million and operating lease liabilities of $9.9 million. The Company does not have any agreements that are classified as finance leases.

    The following table presents additional information about the Company's operating leases:

(In Thousands)	2023	2022
Lease Cost
Operating lease cost(1)	$2,818	$2,737
Short term lease cost(1)	143	37
Total lease cost	$2,961	$2,774

Other information
Operating leases - operating cash flows	$2,628	$2,545
Weighted average lease term - operating leases, in years	10.41	10.52
Weighted average discount rate - operating leases	3.55%	3.30%
(1)Expenses are classified within occupancy expense on the Consolidated Statements of Income.

    The table below reconciles the remaining undiscounted cash flows for the next five years for each twelve-month period presented and the total of the subsequent remaining years to the operating lease liabilities recorded on the balance sheet:

(In Thousands)	Operating Leases
2024	$2,637
2025	2,285
2026	1,130
2027	731
2028	543
Thereafter	3,876
Total minimum lease payments	$11,202
Less: amount of lease payment representing interest	(2,110)
Present value of future minimum lease payments	$9,092

NOTE 11 - Goodwill and Intangible Assets
    A summary of goodwill and intangible assets at December 31, 2023 and 2022, is as follows:

(In Thousands)	2023	2022
Intangible assets:
Goodwill	$15,017	$15,017
Core deposit intangible	—	17
Trade name intangible	950	950
Total	$15,967	$15,984

    The Company performed goodwill impairment testing at December 31, 2023 and December 31, 2022 in accordance with the policy described in Note 1 to the Company's Consolidated Financial Statements included in Part II. Item 8 of this report.
The Company recorded amortization expense of its intangible assets of $17,000, $25,000, and $37,000 for the years ended December 31, 2023, 2022, and 2021, respectively.  Accumulated amortization for intangible assets was $6.1 million and $6.0 million at December 31, 2023 and 2022, respectively.

NOTE 12 - Other Assets
    A summary of other assets as of December 31, 2023 and 2022, is as follows:

(In Thousands)	2023	2022
Other assets:
Investment in Low Income Housing Partnerships	$27,992	$17,289
Interest rate swaps not designated as hedging instruments, at fair value	10,470	12,725
Deferred taxes, net	5,764	11,367
Accrued interest receivable	11,958	9,937
Bank owned life insurance, net	3,837	4,345
Prepaid expenses	2,627	2,358
Commercial servicing rights, at fair value	2,200	2,129
Equity method investments	1,260	1,925
Taxes receivable	1,726	1,749
Software	740	1,741
Interest rate lock commitments	342	440
Other assets	2,873	2,841
Total	$71,789	$68,846
Low Income Housing Partnerships: The following table shows the Company's commitments to invest in various LIHTC partnerships. The Company earns a return on its investments in the form of tax credits and deductions that flow through to it as a limited partner in these partnerships.  The Company recognized amortization expense of $3.6 million, $3.4 million, and $3.5 million in 2023, 2022, and 2021, respectively.  The Company expects to fund its remaining $14.0 million in commitments on these investments through 2038.

(In Thousands)	Date of original commitment	Years over which tax benefits are earned	Original commitment amount	Less: life to date contributions	Remaining commitment amount
USA 57	December 2006	15	3,000	(3,000)	—
WNC	December 2012	16	2,500	(2,500)	—
R4 - Coronado	March 2013	17	10,729	(10,654)	75
R4 - MVV	May 2014	17	8,528	(8,388)	140
R4 - PJ33	June 2016	17	6,835	(6,677)	158
R4 - Coronado II	July 2019	17	7,302	(7,047)	255
R4 - Duke Apartments	November 2019	17	3,985	(3,768)	217
R4 - Aspen House	July 2023	17	8,534	(632)	7,902
R4 - Old Mat II	July 2023	17	5,739	(525)	5,214
Total			$57,152	($43,191)	$13,961

NOTE 13 - Deposits
Deposits: At December 31, 2023, the scheduled maturities of certificates of deposit are as follows:

(In Thousands)
2024	$268,526
2025	56,842
2026	3,633
2027	139
2028	354
Thereafter	1,757
Total	$331,251

    The Company offers IntraFi® Network DepositsSM as a member of IntraFi® NetworkSM (Network). When a Network member places a deposit using IntraFi Network Deposits, that certificate of deposit or deposit account is divided into amounts under the standard FDIC insurance maximum ($250,000) and is allocated among member banks, making the large deposit eligible for FDIC insurance. In addition to customer deposit placement, the IntraFi Network Deposits also allows placement of the Bank's own investment dollars. The Company had $48.1 million in IntraFi Network Deposits certificates of deposits and $333.1 million in IntraFi Network Deposits in deposit accounts at December 31, 2023 and $30.2 million in IntraFi Network Deposits certificates of deposits and $209.0 million in IntraFi Network Deposits in deposit accounts at December 31, 2022.

    At December 31, 2023 and 2022, the Company held $3.5 million and $3.8 million, respectively, in deposits for related parties, including directors, executive officers, and their affiliates.
At December 31, 2023 and 2022, the Company reclassified $259,000 and $1.3 million, respectively, in overdrafts from deposits to loans.

NOTE 14 - Borrowings
    The Company has a maximum line of credit with the FHLB approximating 45% of eligible assets, however the Company is subject to provisions under Alaska state law, which generally limit the amount of the Bank's outstanding debt to 35% of total assets or $975.9 million at December 31, 2023 and $929.3 million at December 31, 2022.  FHLB advances are subject to collateral criteria that require the Company to pledge assets under a blanket pledge arrangement as collateral for its borrowings from the FHLB. Based on assets currently pledged and advances currently outstanding at December 31, 2023, the Company's available borrowing line is $347.4 million, representing approximately 12% of total assets. Additional advances of up to 45% of eligible assets, or $1.25 billion, are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets. The Company has outstanding FHLB advances of $13.7 million and $14.1 million as of December 31, 2023 and 2022, respectively, which were originated to match fund low income housing projects that qualify for long-term fixed interest rates. These advances have original terms of either 18 or 20 years with 30 year amortization periods and fixed interest rates ranging from 1.23% to 3.25%.
    The Federal Reserve Bank is holding $60 million of securities as collateral to secure available borrowing lines through the discount window of $58.3 million at December 31, 2023.  There were no discount window advances outstanding at December 31, 2023 and 2022.  The Company paid less than $1,000 in interest in 2023 and 2022 on this agreement. The Federal Reserve Bank is holding $20 million of investment securities as collateral to secure the Company's ability to take advances through the Federal Reserve Bank's Bank Term Funding Program (“BTFP”) as of December 31, 2023. There were no BTFP advances outstanding at December 31, 2023.
    Securities sold under agreements to repurchase were zero for both December 31, 2023 and 2022.

    The future principal payments that are required on the Company’s borrowings as of December 31, 2023, are as follows:

(In Thousands)
2023	$431
2024	441
2025	453
2026	462
2027	474
Thereafter	11,414
Total	$13,675

    The Company recognized interest expense of $1.8 million, $339,000, and $320,000 on borrowings and securities sold under repurchase agreements in 2023, 2022, and 2021, respectively. The average interest rates paid on long-term debt in the same periods was 4.24%, 2.92%, and 2.90%, respectively.

NOTE 15 - Junior Subordinated Debentures
    In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.  All of the common securities of Trust 2 are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company. Trust 2 is not consolidated in the Company’s financial statements in accordance with GAAP; therefore, the Company has recorded its investment in Trust 2 as an other asset and the subordinated debentures as a liability. The debentures, which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day CME SOFR plus tenor spread adjustment 0.26% plus 1.37% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security as of December 31, 2023.  The debentures accrued and paid distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security through the cessation of LIBOR in 2023. The interest rate on these debentures was 7.02% at December 31, 2023 compared to 6.14% at December 31, 2022. The interest cost to the Company on these debentures was $693,000, $326,000, and $160,000 in 2023, 2022, and 2021, respectively. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2.  The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

NOTE 16 – Accumulated Other Comprehensive Income (Loss)
    The following table shows changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2023, 2022, and 2021:

(In Thousands)	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivatives and hedging	Total

Balance at December 31, 2020	$1,259	($1,241)	$18
Other comprehensive income (loss), net of tax expense of $1,360	(3,982)	558	(3,424)
Balance at December 31, 2021	($2,723)	($683)	($3,406)
Other comprehensive income (loss), net of tax benefit of $(10,199)	(27,399)	1,724	(25,675)
Balance at December 31, 2022	($30,122)	$1,041	($29,081)
Other comprehensive income (loss), net of tax expense of $(5,023)	12,707	(63)	12,644
Balance at December 31, 2023	($17,415)	$978	($16,437)

NOTE 17 - Employee Benefit Plans
    Employees of the Company are eligible to participate in the Company's 401(k) plan immediately upon date of hire. Employees may elect to have a portion of their salary contributed to the 401(k) plan in accordance with Section 401(k) of the Internal Revenue Code of 1986 (the “Code”). The Company provides for a mandatory $1.00 match for each $1.00 contributed by employees of the Bank up to 5.5% of the employee’s eligible salary.  The Company provides for a mandatory $1.00 match for each $1.00 contributed by employees of RML up to 3% of the employee’s eligible salary. The Bank or RML may increase the matching contribution at the discretion of the Board of Directors. The Company expensed $2.0 million, $2.1 million, and $1.8 million, in 2023, 2022, and 2021, respectively, for 401(k) contributions and included this expense in "Salaries and other personnel expense" in the Consolidated Statements of Income.
    On July 1, 1994, the Bank implemented a Supplemental Executive Retirement Plan for executive officers of the Bank whose retirement benefits under the 401(k) plan have been limited under provisions of the Code. Contributions to this plan totaled $350,000, $264,000, and $281,000, in 2023, 2022, and 2021, respectively.  These expenses are included in "Salaries and other personnel expense" in the Consolidated Statements of Income.  At December 31, 2023 and 2022, the balance of the accrued liability for this plan was included in "Other liabilities" and totaled $2.4 million and $2.1 million, respectively.
    RML has established a non-qualified deferred compensation plan ("DCP"), under which RML has agreed to make payment to certain key executives and loan officers, based on contributions made by RML to the plan. Contributions and earnings made to the participant accounts for the DCP are vested over ten years. The Company recorded expenses of $333,000, $516,000, and $959,000 in 2023, 2022, and 2021, respectively. RML's recorded obligation under the DCP amounted to $1.9 million and $3.1 million at December 31, 2023 and 2022, respectively, and was included in "Other liabilities".
    In February of 2002, the Bank implemented a non-qualified deferred compensation plan in which certain of the executive officers participate. The Bank's net liability under this plan is dependent upon market gains and losses on assets held in the plan. The Bank recognized a decrease in its liability of $10,000 in 2023, a decrease in its liability of $51,000 in 2022, and an increase in its liability of $173,000 in 2021. These changes are included in "Salaries and other personnel expense" in the Consolidated Statements of Income. At both December 31, 2023 and 2022, the balance of the accrued liability for this plan was included in "Other liabilities" and totaled $1.8 million.
    In November of 2011, the Bank implemented a Profit Sharing Plan.  All employees of the Bank employed on the last day of the calendar year are eligible and will participate in the Profit Sharing Plan. The aggregate amount to be paid to employees under the Profit Sharing Plan is determined using Company-wide performance goals that are established by the Compensation Committee of the Board of Directors. If the performance goals are met for the year, profit sharing for the period is calculated based on a formula that is also approved by the Compensation Committee each year. The Compensation Committee has complete discretion to designate an employee as ineligible for profit sharing, or to adjust the amount of profit share payments by individual employee or in aggregate. Profit share expense was $2.5 million, $3.8 million, and $4.2 million for 2023, 2022, and 2021, respectively.
At December 31, 2023 and 2022, the Company had accrued $1.6 million and $1.4 million, respectively, related to employee's paid time off benefit. The balance of the accrued liability for this plan was included in "Other liabilities"

NOTE 18 - Commitments and Contingencies
    Employee benefit plans: The Company is self-insured for medical, dental, and vision plan benefits provided to employees.  The Company has obtained stop-loss insurance to limit total medical claims in any one year to $200,000 per covered individual. The Company has established a liability for outstanding incurred but unreported claims. While management uses what it believes are pertinent factors in estimating the liability, it is subject to change due to claim experience, type of claims, and rising medical costs.
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
    The Company’s off-balance sheet credit risk exposure is the contractual amount of commitments to extend credit and standby letters of credit. The Company applies the same credit standards to these contracts as it uses in its lending process. The following table presents the off-balance sheet commitments as of December 31, 2023 and December 31, 2022:

(In Thousands)	2023	2022
Off-balance sheet commitments:
Commitments to extend credit	$445,879	$464,972
Commitments to originate loans held for sale	$22,926	$29,065
Standby letters of credit	$26,794	$3,679
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
    Mortgage loans sold to investors may be sold with servicing rights released, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. In the past two years, the Company has had to repurchase eighteen loans due to deficiencies in underwriting or loan documentation and has not realized significant losses related to these loans. Management believes that any liabilities that may result from such recourse provisions are not significant.
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

    Total unfunded commitments were $495.6 million and $497.7 million at December 31, 2023 and 2022, respectively. The Company does not expect that all of these commitments are likely to be fully drawn upon at any one time. The Company has an ACL related to these commitments and letters of credit that is recorded in "Other liabilities" on the Consolidated Balance Sheets. The ACL for unfunded commitments was $2.4 million and $2.0 million as of December 31, 2023 and 2022, respectively.
    Capital Expenditures and Commitments: At December 31, 2023, the Company has $625,000 capital commitments related to new branch construction. There were no other material changes outside of the ordinary course of business to any of our material contractual obligations during 2023.
Contingencies: At December 31, 2022, the Company held a government guarantee related to the OREO property that was sold in December 2022, however, the value of this guarantee was not included in the Company's financial statements in 2022 due to uncertainty as to the total amount that will be received from the guarantee. The Company received $929,000 related to this government guarantee in 2023, which was recorded in other operating expense upon receipt. The Company received an additional $392,000 in January 2024. No further proceeds are expected.

NOTE 19 - Derivatives
Interest rate swaps related to community banking activities
    The Company enters into commercial loan interest rate swaps with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution (“counterparty”). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a "well-capitalized" institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $566,000 and $553,000 in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements as of December 31, 2023 and 2022, respectively.
    The Company had interest rate swaps related to commercial loans with an aggregate notional amount of $218.0 million and $226.2 million at December 31, 2023 and 2022, respectively. At December 31, 2023, the notional amount of interest rate swaps is made up of 20 variable to fixed rate swaps to commercial loan customers totaling $109.0 million, and 20 fixed to variable rate swap with a counterparty totaling $109.0 million. Changes in fair value from these 40 interest rate swaps offset each other in both 2023 and 2022. The Company recognized $61,000, $157,000, and $452,000 in fee income related to interest rate swaps in 2023 and 2022, and 2021, respectively. Interest rate swap income is recorded in other operating income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
    The Company has an interest rate swap to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Trust 2 at 3.72% through its maturity date. The floating rate that the dealer pays was equal to the three month LIBOR plus 1.37% through September 15, 2023. The floating rate that the dealer pays is now equal to the three month CME SOFR plus tenor spread adjustment 0.26% plus 1.37%, which reprices quarterly on the payment date. This rate was 7.02% as of December 31, 2023. The Company pledged $130,000 in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of December 31, 2023 and 2022, respectively. Changes in the fair value of this interest rate swap are reported in other comprehensive income. The unrealized gain on this interest rate swap was $1.4 million and the unrealized loss on this interest rate swap was $1.5 million as of December 31, 2023 and 2022, respectively.
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

Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. At December 31, 2023 and 2022, RML had commitments to originate mortgage loans held for sale totaling $22.9 million and $29.1 million, respectively. Changes in the value of RML's interest rate derivatives are recorded in mortgage banking income on the Consolidated Statements of Income. None of these home mortgage lending derivatives are designated as hedging instruments.
    The following table presents the fair value of derivatives not designated as hedging instruments as of the dates noted:

(In Thousands)	Asset Derivatives
		December 31, 2023	December 31, 2022
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$10,470	$12,725
Interest rate lock commitments	Other assets	342	440
Retail interest rate contracts	Other assets	—	—
Total		$10,812	$13,165

(In Thousands)	Liability Derivatives
		December 31, 2023	December 31, 2022
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$10,470	$12,725
Retail interest rate contracts	Other liabilities	13	3
Total		$10,483	$12,728
    The following table presents the net gains (losses) of derivatives not designated as hedging instruments as of the dates noted:

(In Thousands)	Income Statement Location	December 31, 2023	December 31, 2022

Retail interest rate contracts	Mortgage banking income	$161	$4,335
Interest rate lock commitments	Mortgage banking income	(92)	(866)
Total		$69	$3,469
    Our derivative transactions with counterparties under International Swaps and Derivatives Association master agreements include “right of set-off” provisions. “Right of set-off” provisions are legally enforceable rights to offset recognized amounts and there may be an intention to settle such amounts on a net basis. We do not offset such financial instruments for financial reporting purposes.

    The following table summarizes the derivatives that have a right of offset as of December 31, 2023 and 2022:

December 31, 2023				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$10,470	$—	$10,470	$—	$—	$10,470

Liability Derivatives
Interest rate swaps	$10,470	$—	$10,470	$—	$10,470	$—
Retail interest rate contracts	13	—	13	—	—	13

December 31, 2022				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$12,725	$—	$12,725	$—	$—	$12,725
Retail interest rate contracts	—	—	—	—	—	—

Liability Derivatives
Interest rate swaps	$12,725	$—	$12,725	$—	$12,725	$—

NOTE 20 - Common Stock
    Quarterly cash dividends were paid aggregating to $13.6 million, $10.6 million, and $9.4 million, or $2.40 per share, $1.82 per share, and $1.50 per share, in 2023, 2022, and 2021, respectively.  On January 26, 2024, the Company announced that its Board of Directors declared a $0.61 per share cash dividend payable on March 15, 2024, to shareholders of record on March 7, 2024.  Federal and State regulations place certain limitations on the payment of dividends by the Company.

NOTE 21 - Stock-Based Compensation
    The Company adopted the 2023 Stock Incentive Plan (“2023 Plan”) following shareholder approval of the 2023 Plan at the 2023 Annual Meeting. Subsequent to the adoption of the 2023 Plan, no additional grants may be issued under the prior plans. The 2023 Plan provides for grants of up to 325,000 shares, which includes any shares subject to stock awards under the Company's previous stock incentive plans.
    Stock Options:  Under the 2020 Stock Incentive Plan and previous plans, certain key employees have been granted the option to purchase set amounts of common stock at the market price on the day the option was granted. Optionees, at their own discretion, may pay cash to cover the cost of exercise, may cover the cost of exercise through the exchange at the then fair value of already owned shares of the Company’s stock, or they may cover the cost of exercise through net settlement of a portion of the stock options exercised in satisfaction of the exercise price and applicable tax withholding requirements. The two latter options are referred to as cashless stock option exercises. Options are granted for a 10-year period and vest on a pro-rata basis over the initial three years from the grant date.

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
    The following assumptions were used to determine the fair value of stock options as of the grant date to determine compensation expense for the years ended December 31, 2023, 2022, and 2021:

Stock Options:	2023	2022	2021
Grant date fair value	NA	NA	$10.27
Expected life of options	NA	NA	8 years
Risk-free interest rate	NA	NA	1.33%
Dividend yield rate	NA	NA	3.86%
Price volatility	NA	NA	36.46%

    The following table summarizes stock option activity during 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life, in Years

Outstanding at January 1, 2023	120,195	$34.21
Granted	—	—
Forfeited	—	—
Exercised	(15,585)	28.54
Outstanding at December 31, 2023	104,610	$35.06	5.05

    At December 31, 2023, 2022, and 2021, there were 100,830, 106,714, and 107,553 options exercisable, with weighted average exercise prices of $34.80, $33.78, and $32.63, respectively.
    The aggregate intrinsic value of the stock options is the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on December 31, 2023 and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on December 31, 2023.  This amount changes based on the fair value of the Company’s stock. The total intrinsic value of options outstanding and exercisable as of December 31, 2023, 2022, and 2021 was $2.3 million, $2.2 million, and $1.2 million, respectively. The total intrinsic value of options exercised for the years ended December 31, 2023, 2022, and 2021 was $355,000, $307,000, and $969,000, respectively.
    As noted above, the Company allows stock options to be exercised through cash or cashless transactions. In each of 2023, 2022, and 2021 the Company received no cash for cash stock option exercises. In 2023, 2022, and 2021 the Company net settled $445,000, $475,000, and $1.4 million respectively, for cashless stock option exercises. The Company withheld $534,000, $559,000, and $1.7 million to pay for stock option exercises or income taxes that resulted from the exercise of stock options in 2023, 2022, and 2021, respectively.
    For the years ended December 31, 2023, 2022 and 2021, the Company recognized $74,000, $108,000, and $173,000, respectively, in stock option compensation expense.  As of December 31, 2023, there was approximately $36,000 of total unrecognized compensation expense related to non-vested options, which is expected to be recognized over the weighted-average vesting period of 0.9 years.
    Restricted Stock Units:  Under the 2023 Plan, the Company grants restricted stock units to certain key employees periodically. Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period.

    The following table summarizes restricted stock unit activity during 2023:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life, in Years

Outstanding at January 1, 2023	38,502	$34.12
Granted	25,280	45.43
Dividend equivalents awarded	2,826	—
Vested	(21,677)	28.26
Forfeited	(1,903)	37.53
Outstanding at December 31, 2023	43,028	$41.32	1.98

    The total intrinsic value of restricted stock units vested for the years ended December 31, 2023, 2022, and 2021 was $1.1 million, $1.1 million, and $1.3 million, respectively.
    For the years ended December 31, 2023, 2022 and 2021, the Company recognized $751,000, $634,000, and $900,000, respectively, in restricted stock unit compensation expense.  As of December 31, 2023, there was approximately $955,000 of total unrecognized compensation expense related to non-vested options, which is expected to be recognized over the weighted-average vesting period of 2.0 years.
Performance Stock Units:  Under the 2023 Plan and previous plans, the Company grants performance stock units to certain key employees periodically. Recipients of performance stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Performance stock units cliff vest at the end of a three-year time period if the performance criteria are met.
    The following table summarizes performance stock unit activity during 2023:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life, in Years

Outstanding at January 1, 2023	—	$—
Granted	9,453	45.43
Dividend equivalents awarded	393	—
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2023	9,846	$43.62	2.23

    The Company recognized $111,000 for the year ended December 31, 2023 in performance stock unit compensation expense and zero for the years ended December 31, 2022 and 2021. As of December 31, 2023, there was approximately $318,000 of total unrecognized compensation expense related to non-vested options, which is expected to be recognized over the weighted-average vesting period of 2.2 years.

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

Northrim BanCorp, Inc.	Actual		Adequately-Capitalized		Well-Capitalized
(In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023:
Common equity tier 1 capital (to risk-weighted assets)	$235,378	10.98%	$96,466	≥ 4.5%	NA	NA
Total Capital (to risk-weighted assets)	$264,775	12.35%	$171,514	≥ 8%	NA	NA
Tier I Capital (to risk-weighted assets)	$245,087	11.43%	$128,655	≥ 6%	NA	NA
Tier I Capital (to average assets)	$245,087	8.72%	$112,425	≥ 4%	NA	NA
As of December 31, 2022:
Common equity tier 1 capital (to risk-weighted assets)	$231,920	12.29%	$84,918	≥ 4.5%	NA	NA
Total Capital (to risk-weighted assets)	$257,425	13.64%	$150,982	≥ 8%	NA	NA
Tier I Capital (to risk-weighted assets)	$241,617	12.81%	$113,170	≥ 6%	NA	NA
Tier I Capital (to average assets)	$241,617	9.01%	$107,266	≥ 4%	NA	NA
Northrim Bank	Actual		Adequately-Capitalized		Well-Capitalized
(In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023:
Common equity tier 1 capital (to risk-weighted assets)	$210,179	9.89%	$95,633	≥ 4.5%	$138,136	≥ 6.5%
Total Capital (to risk-weighted assets)	$229,772	10.81%	$170,044	≥ 8%	$212,555	≥ 10%
Tier I Capital (to risk-weighted assets)	$210,084	9.88%	$127,581	≥ 6%	$170,109	≥ 8%
Tier I Capital (to average assets)	$210,084	7.51%	$111,896	≥ 4%	$139,870	≥ 5%
As of December 31, 2022:
Common equity tier 1 capital (to risk-weighted assets)	$198,034	10.59%	$84,150	≥ 4.5%	$121,551	≥ 6.5%
Total Capital (to risk-weighted assets)	$213,745	11.42%	$149,734	≥ 8%	$187,167	≥ 10%
Tier I Capital (to risk-weighted assets)	$197,937	10.58%	$112,252	≥ 6%	$149,669	≥ 8%
Tier I Capital (to average assets)	$197,937	7.42%	$106,705	≥ 4%	$133,381	≥ 5%

    As of the most recent notification from its regulatory agencies, the Bank was categorized as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s regulatory capital category. Management believes, as of December 31, 2023, that the Company and Bank meets all capital adequacy requirements to which they are subject.

NOTE 23 - Income Taxes
    Components of the provision for income taxes are as follows:

(In Thousands)	Current Tax Expense (Benefit)	Deferred Expense (Benefit)	Total Expense
2023:
Federal	$1,120	$388	$1,508
State	944	192	1,136
Amortization of investment in low income housing tax credit partnerships	3,570	—	3,570
Total	$5,634	$580	$6,214
2022:
Federal	$1,412	$1,412	$2,824
State	860	698	1,558
Amortization of investment in low income housing tax credit partnerships	3,371	—	3,371
Total	$5,643	$2,110	$7,753
2021:
Federal	$5,090	($869)	$4,221
State	3,182	(429)	2,753
Amortization of investment in low income housing tax credit partnerships	3,502	—	3,502
Total	$11,774	($1,298)	$10,476

    The actual expense for 2023, 2022, and 2021, differs from the “expected” tax expense (computed by applying the U.S. Federal Statutory Tax Rate of 21% for the years ended December 31, 2023, 2022 and 2021) as follows:

(In Thousands)	2023	2022	2021
Computed “expected” income tax expense	$6,638	$8,084	$10,079
State income taxes, net	897	1,231	2,175
Tax-exempt interest on investment securities and loans	(459)	(358)	(238)
Amortization of investment in low income housing tax credit partnerships, net	3,192	3,191	3,163
Low income housing tax credits	(3,627)	(3,725)	(3,694)
Other	(427)	(670)	(1,009)
Total	$6,214	$7,753	$10,476

    The components of the net deferred tax asset are as follows:

(In Thousands)	2023	2022	2021
Deferred Tax Asset:
Allowance for loan losses	$5,347	$4,263	$3,126
Loan fees, net of costs	649	778	1,956
Interest income, nonaccrual loans	356	370	482
Deferred compensation	1,674	1,822	1,344
Equity compensation	466	404	406
Operating lease liabilities	2,585	2,805	3,117
Accrued liabilities	941	1,286	1,826
Unrealized loss on available for sale investment securities	7,057	11,976	1,270
Unrealized loss on marketable equity securities	176	178	—
Other	280	285	837
Total Deferred Tax Asset	$19,531	$24,167	$14,364

Deferred Tax Liability:
Intangible amortization	($2,746)	($1,886)	($1,453)
Mortgage servicing rights	(6,065)	(5,789)	(4,172)
Depreciation and amortization	(1,463)	(1,261)	(1,515)
Operating lease right-of-use assets	(2,585)	(2,806)	(3,128)
Unrealized gain on available for sale investment securities	(139)	(11)	(189)
Unrealized gain on marketable equity securities	(50)	(18)	(159)
Other	(719)	(1,029)	(470)
Total Deferred Tax Liability	($13,767)	($12,800)	($11,086)
Net Deferred Tax Asset	$5,764	$11,367	$3,278
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
    As of December 31, 2023, the Company had no unrecognized tax benefits.
The tax years subject to examination by federal taxing authorities are the years ending December 31, 2023, 2022, 2021, and 2020. The tax years subject to examination by the State of Alaska are the years ending December 31, 2023, 2022, 2021, 2020, 2019 and 2018.

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

Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2023, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Company has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.

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

    The Company uses either in-house evaluations or external appraisals to estimate the fair value of OREO and loans individually evaluated for credit losses as of each reporting date. In-house appraisals are considered Level 3 inputs and external appraisals are considered Level 2 inputs. The Company’s determination of which method to use is based upon several factors. The Company takes into account compliance with legal and regulatory guidelines, the amount of the loan, the size of the assets, the location and type of property to be valued and how critical the timing of completion of the analysis is to the assessment of value. Those factors are balanced with the level of internal expertise, internal experience and market information available, versus external expertise available such as qualified appraisers, brokers, auctioneers and equipment specialists.

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

    Estimated fair values as of the periods indicated are as follows:

	December 31, 2023		December 31, 2022
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$118,530	$118,530	$259,350	$259,350
Investment securities available for sale	310,896	310,896	356,837	356,837
Marketable equity securities	13,153	13,153	10,740	10,740

Level 2 inputs:
Investment securities available for sale	327,040	327,040	320,192	320,192
Investment in Federal Home Loan Bank Stock	2,980	2,980	3,816	3,816
Loans held for sale	31,974	31,974	27,538	27,538
Accrued interest receivable	11,958	11,958	9,937	9,937
Interest rate swaps	11,836	11,836	14,179	14,179

Level 3 inputs:
Investment securities held to maturity	36,750	33,413	36,750	32,639
Loans	1,789,497	1,686,362	1,501,785	1,408,350
Purchased receivables, net	36,842	36,842	19,994	19,994
Interest rate lock commitments	342	342	440	440
Mortgage servicing rights	19,564	19,564	18,635	18,635
Commercial servicing rights	2,200	2,200	2,129	2,129

Financial liabilities:
Level 2 inputs:
Deposits	$2,485,055	2,482,937	$2,387,211	$2,383,975
Borrowings	13,675	11,872	14,095	12,382
Accrued interest payable	202	202	54	54
Interest rate swaps	10,470	10,470	12,725	12,725
Retail interest rate contracts	13	13	3	3
Level 3 inputs:
Junior subordinated debentures	10,310	12,030	10,310	11,266

    The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$564,125	$300,274	$263,851	$—
Municipal securities	816	—	816	—
Corporate bonds	13,624	10,622	3,002	—
Collateralized loan obligations	59,371	—	59,371	—
Total available for sale securities	$637,936	$310,896	$327,040	$—
Marketable equity securities	$13,153	$13,153	$—	$—
Total marketable equity securities	$13,153	$13,153	$—	$—
Interest rate swaps	$11,836	$—	$11,836	$—
Interest rate lock commitments	342	—	—	342
Mortgage servicing rights	19,564	—	—	19,564
Commercial servicing rights	2,200	—	—	2,200
Total other assets	$33,942	$—	$11,836	$22,106
Liabilities:
Interest rate swaps	$10,470	$—	$10,470	$—
Retail interest rate contracts	13	—	13	—
Total other liabilities	$10,483	$—	$10,483	$—
December 31, 2022
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$595,161	$333,193	$261,968	$—
Municipal securities	795	—	795	—
Corporate bonds	23,644	23,644	—	—
Collateralized loan obligations	57,429	—	57,429	—
Total available for sale securities	$677,029	$356,837	$320,192	$—
Marketable equity securities	$10,740	$10,740	$—	$—
Total marketable equity securities	$10,740	$10,740	$—	$—
Interest rate swaps	$14,178	$—	$14,178	$—
Interest rate lock commitments	440	—	—	440
Mortgage servicing rights	18,635	—	—	18,635
Commercial servicing rights	2,129	—	—	2,129
Total other assets	$35,382	$—	$14,178	$21,204
Liabilities:
Interest rate swaps	$12,725	$—	$12,725	$—
Total other liabilities	$12,728	$—	$12,728	$—

    The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2023 and 2022:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance
December 31, 2023
Interest rate lock commitments	$440	($989)	$7,447	($6,556)	$342
Mortgage servicing rights	18,635	(2,687)	3,616	—	19,564
Commercial servicing rights	2,129	(62)	133	—	2,200
Total	$21,204	($3,738)	$11,196	($6,556)	$22,106
December 31, 2022
Interest rate lock commitments	$1,387	($1,515)	$12,140	($11,572)	$440
Mortgage servicing rights	13,724	288	4,623	—	18,635
Commercial servicing rights	1,084	809	236	—	2,129
Total	$16,195	($418)	$16,999	($11,572)	$21,204

    As of and for the years ending December 31, 2023 and 2022, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis. For loans individually measured for credit losses, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Loans individually measured for credit losses	$—	$—	$—	$—
Other real estate owned	—	—	—	—
Total	$—	$—	$—	$—
December 31, 2022
Loans individually measured for credit losses	$—	$—	$—	$—
Other real estate owned	—	—	—	—
Total	$—	$—	$—	$—

    The following table presents the (gains) losses resulting from nonrecurring fair value adjustments for the periods ended December 31, 2023, 2022 and 2021, respectively:

(In Thousands)	2023	2022	2021
Loans individually measured for credit losses	$—	$—	($13)
Other real estate owned	123	—	—
Total (income) loss from nonrecurring measurements	$123	$—	($13)

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
    The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at December 31, 2023 and 2022:

Financial Instrument	Valuation Technique - Recurring Basis	Unobservable Input	Weighted Average or Rate Range
December 31, 2023
Interest rate lock commitment	External pricing model	Pull through rate	89.84%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	6.13% - 25.33%
		Discount rate	9.50% - 11.00%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	3.99% - 18.90%
		Discount rate	9.50%
December 31, 2022
Interest rate lock commitment	External pricing model	Pull through rate	93.18%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	6.62% - 7.43%
		Discount rate	11.25%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	4.19% - 22.87%
		Discount rate	12.00%

NOTE 25 - Segment Information
    The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of December 31, 2023, the Community Banking segment operated 19 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
    Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

December 31, 2023
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$122,258	$9,693	$131,951
Interest expense	26,300	2,395	28,695
Net interest income	95,958	7,298	103,256
Provision for credit losses	3,842	—	3,842
Other operating income	13,612	12,763	26,375
Other operating expense	70,684	23,497	94,181
Income (loss) before provision for income taxes	35,044	(3,436)	31,608
Provision for income taxes	7,157	(943)	6,214
Net income (loss)	$27,887	($2,493)	$25,394

Total assets	$2,539,791	$267,706	$2,807,497
Loans held for sale	$—	$31,974	$31,974

December 31, 2022
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$98,078	$2,250	$100,328
Interest expense	5,156	57	5,213
Net interest income	92,922	2,193	95,115
Provision for credit losses	1,846	—	1,846
Other operating income	12,505	21,572	34,077
Other operating expense	63,902	24,950	88,852
Income (loss) before provision for income taxes	39,679	(1,185)	38,494
Provision for income taxes	8,041	(288)	7,753
Net income (loss)	$31,638	($897)	$30,741

Total assets	$2,543,086	$131,232	$2,674,318
Loans held for sale	$—	$27,538	$27,538

December 31, 2021
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$81,703	$2,903	$84,606
Interest expense	3,623	156	3,779
Net interest income	78,080	2,747	80,827
Benefit for credit losses	(4,099)	—	(4,099)
Other operating income	10,119	42,144	52,263
Other operating expense	58,647	30,549	89,196
Income before provision for income taxes	33,651	14,342	47,993
Provision for income taxes	6,468	4,008	10,476
Net income	$27,183	$10,334	$37,517

Total assets	$2,596,190	$128,529	$2,724,719
Loans held for sale	$—	$73,650	$73,650

NOTE 26 - Parent Company Information

Balance Sheets at December 31,	2023	2022
(In Thousands)
Assets
Cash and cash equivalents	$19,055	$30,883
Marketable equity securities	13,153	10,740
Investment in Northrim Bank	208,435	184,148
Investment in NISC	1,167	1,245
Investment in NST2	310	310
Taxes receivable, net	1,212	463
Other assets	2,152	1,435
Total Assets	$245,484	$229,224
Liabilities
Junior subordinated debentures	$10,310	$10,310
Other liabilities	456	285
Total Liabilities	10,766	10,595
Shareholders' Equity
Common stock	5,513	5,701
Additional paid-in capital	9,605	17,784
Retained earnings	236,037	224,225
Accumulated other comprehensive (loss) income	(16,437)	(29,081)
Total Shareholders' Equity	234,718	218,629
Total Liabilities and Shareholders' Equity	$245,484	$229,224

Statements of Income for Years Ended:	2023	2022	2021
(In Thousands)
Income
Interest income	$1,258	$698	$551
Equity in undistributed earnings from Northrim Bank	26,871	32,853	38,625
Equity in undistributed earnings from NISC	(22)	120	66
Gain on sale of marketable equity securities, net	—	—	67
Unrealized gain (loss) on marketable equity securities	120	(1,119)	(101)
Other income	—	—	151
Total Income	$28,227	$32,552	$39,359
Expense
Interest expense	400	389	382
Administrative and other expenses	3,357	2,830	2,754
Total Expense	3,757	3,219	3,136
Income Before Benefit from Income Taxes	24,470	29,333	36,223
Benefit from income taxes	(924)	(1,408)	(1,294)
Net Income	$25,394	$30,741	$37,517

Statements of Cash Flows for Years Ended:	2023	2022	2021
(In Thousands)
Operating Activities:
Net income	$25,394	$30,741	$37,517
Adjustments to Reconcile Net Income to Net Cash:
Gain on sale of securities, net	—	—	(67)
Equity in undistributed earnings from subsidiaries	(26,892)	(32,732)	(38,691)
Change in fair value marketable equity securities	(120)	1,119	101
Stock-based compensation	937	742	1,073
Changes in other assets and liabilities	(1,380)	(1,268)	(2,167)
Net Cash Used from Operating Activities	(2,061)	(1,398)	(2,234)
Investing Activities:
Purchases of marketable equity securities	(2,297)	(3,934)	(493)
Proceeds from sales/calls/maturities of marketable equity securities	—	488	1,016
Investment in Northrim Bank, NISC & NST2	14,628	24,323	31,894
Net Cash Provided by Investing Activities	12,331	20,877	32,417
Financing Activities:
Dividends paid to shareholders	(13,609)	(10,571)	(9,388)
Proceeds from issuance of common stock	555	586	1,543
Repurchase of common stock	(9,044)	(14,157)	(11,534)
Net Cash Used from Financing Activities	(22,098)	(24,142)	(19,379)
Net change in Cash and Cash Equivalents	(11,828)	(4,663)	10,804
Cash and Cash Equivalents at beginning of year	30,883	35,546	24,742
Cash and Cash Equivalents at end of year	$19,055	$30,883	$35,546

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
    Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.  In making this assessment management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.
    Based on our assessment and the criteria discussed above, management believes that, as of December 31, 2023, the Company maintained effective internal control over financial reporting.
    The Company’s independent registered public accounting firm has issued an attestation report on the Company’s effectiveness of internal control over financial reporting.  This report appears under Part II. Item 8 of this report.

ITEM 9B.            OTHER INFORMATION
    (a) None.
(b) During the three months ended December 31, 2023, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.            DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

    Not applicable.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
    Information concerning the officers and directors of the Company required to be included in this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2024 which will be filed with the Securities and Exchange Commission (the "SEC") within 120 days of our most recently completed fiscal year.

ITEM 11.            EXECUTIVE COMPENSATION
    Information concerning executive compensation and director compensation and certain matters regarding participation in the Company’s compensation committee required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2024 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
    Information concerning the security ownership of certain beneficial owners and management required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2024 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
    Information concerning certain relationships and related transactions required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2024 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES
    Information concerning fees paid to our independent auditors required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2024 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
(a) The following documents are filed as part of this Annual Report on Form 10-K:
    Consolidated Balance Sheets as of December 31, 2023 and 2022
    Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021
    Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021
    Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023, 2022, and 2021
    Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021
    Notes to Consolidated Financial Statements

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
10.03  Northrim Bancorp, Inc. Profit Sharing Plan.
10.04   Employment Agreement with Joseph M. Schierhorn dated January 1, 2024 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on January 2, 2024.)
10.05  Employment Agreement with Jed Ballard dated January 1, 2024 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on January 2, 2024.)
10.06   Employment Agreement with Michael Huston dated January 1, 2024 (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on January 2, 2024.)

10.07   Employment Agreement with Benjamin Craig dated January 1, 2024 (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on January 2, 2024.)
10.08  Employment Agreement with Amber Zins dated January 1, 2024 (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on January 2, 2024.)
10.09    Supplemental Executive Retirement Plan originally effective as of July 1, 1994, amended effective as of January 6, 2000, January 8, 2004, January 1, 2005, January 1, 2015 and November 30, 2023.
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
10.12     Northrim BanCorp, Inc. 2023 Stock Incentive Plan (Incorporated by reference to Exhibit D to the Company's Proxy Statement filed with the SEC on April 11, 2023.)
10.13     Northrim BanCorp, Inc. 2023 Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 4, 2023.)
21.1     Subsidiaries
23.1     Consent of Moss Adams LLP
24.1     Power of Attorney
31.1   Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2   Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2    Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97      Northrim BanCorp, Inc. Compensation Recovery Policy, Effective December 1, 2023.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page for the Company's Annual Report on 10-K for the year ended December 31, 2023 - formatted in Inline XBRL (included in Exhibit 101)

ITEM 16.            FORM 10-K SUMMARY

Not applicable.

Annual Report on Form 10-K
Annual Report Under Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2023.
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
Northrim BanCorp, Inc.'s financial statements do not reflect the correction of an error to previously issued financial statements.
Northrim BanCorp, Inc. is not a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
The aggregate market value of common stock held by non-affiliates of Northrim BanCorp, Inc. at June 30, 2023, was $212,552,889.
The number of shares of Northrim BanCorp Inc.’s common stock outstanding at March 8, 2024, was 5,499,578.
This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the SEC.  Only those sections of the Annual Report required in the following cross reference index and the information under the caption “Forward Looking Statements” are incorporated into this Form 10-K.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2024.
    Northrim BanCorp, Inc.

By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 8, 2024.
    Principal Executive Officer:

By	/s/ Joseph M. Schierhorn
Joseph M. Schierhorn
Chairman, President and Chief Executive Officer

    Principal Financial Officer and Principal Accounting Officer:

By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer

Jed W. Ballard or Joseph M. Schierhorn, pursuant to the power of attorneys filed with this Annual Report on Form 10-K as Exhibit 24.1, has signed this report on March 8, 2024, as attorney-in-fact for the following directors who constitute a majority of the Board of Directors.

Larry S. Cash	Krystal M. Nelson
Anthony J. Drabek	Aaron M. Schutt
Karl L. Hanneman	John C. Swalling
Joseph P. Marushack	Linda C. Thomas
David J. McCambridge

By	/s/ Jed W. Ballard
Jed W. Ballard
as Attorney-in-fact
March 8, 2024

Investor Information
Annual Meeting

Date:	Thursday, May 23, 2024
Time:	9 a.m. Alaska time
Location:	Live Webcast
www.virtualshareholdermeeting.com/NRIM2024

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