Form 10-Q
period 2024-03-31
NORTHRIM BANCORP INC
filed 2024-05-03
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☐ Yes  ☒ No

The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at May 3, 2024 was 5,499,578.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the consolidated financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2024	December 31, 2023
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$30,159	$27,457
Interest bearing deposits in other banks	50,205	91,073
Investment securities available for sale, at fair value	592,479	637,936
Marketable equity securities	13,467	13,153
Investment securities held to maturity, at amortized cost	36,750	36,750
Investment in Federal Home Loan Bank stock	3,236	2,980
Loans held for sale	43,818	31,974

Loans	1,811,135	1,789,497
Allowance for credit losses, loans	(17,533)	(17,270)
Net loans	1,793,602	1,772,227
Purchased receivables, net	37,698	36,842
Mortgage servicing rights, at fair value	20,055	19,564
Premises and equipment, net	40,836	40,693
Operating lease right-of-use assets	8,867	9,092
Goodwill	15,017	15,017
Other intangible assets, net	950	950
Other assets	72,421	71,789
Total assets	$2,759,560	$2,807,497
LIABILITIES
Deposits:
Demand	$714,244	$749,683
Interest-bearing demand	889,581	927,291
Savings	246,902	255,338
Money market	209,785	221,492
Certificates of deposit less than $250,000	207,645	189,106
Certificates of deposit $250,000 and greater	165,926	142,145
Total deposits	2,434,083	2,485,055
Borrowings	13,569	13,675
Junior subordinated debentures	10,310	10,310
Operating lease liabilities	8,884	9,092
Other liabilities	53,387	54,647
Total liabilities	2,520,233	2,572,779
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 5,499,578 and 5,513,459 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	5,500	5,513
Additional paid-in capital	9,012	9,605
Retained earnings	240,848	236,037
Accumulated other comprehensive loss, net of tax	(16,033)	(16,437)
Total shareholders' equity	239,327	234,718
Total liabilities and shareholders' equity	$2,759,560	$2,807,497
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(In Thousands, Except Per Share Data)	2024	2023
Interest and Dividend Income
Interest and fees on loans and loans held for sale	$30,450	$23,694
Interest on investment securities available for sale	3,718	3,934
Dividends on marketable equity securities	243	168
Interest on investment securities held to maturity	482	474
Dividends on Federal Home Loan Bank stock	77	36
Interest on deposits in other banks	838	1,489
Total Interest and Dividend Income	35,808	29,795
Interest Expense
Interest expense on deposits	9,180	4,583
Interest expense on borrowings	86	87
Interest expense on junior subordinated debentures	95	93
Total Interest Expense	9,361	4,763
Net Interest Income	26,447	25,032
Provision for credit losses	149	360
Net Interest Income After Provision for Credit Losses	26,298	24,672
Other Operating Income
Mortgage banking income	4,031	2,008
Purchased receivable income	1,345	977
Bankcard fees	917	908
Service charges on deposit accounts	549	457
Unrealized gain (loss) on marketable equity securities	314	(223)
Other income	688	781
Total Other Operating Income	7,844	4,908
Other Operating Expense
Salaries and other personnel expense	15,417	15,484
Data processing expense	2,659	2,355
Occupancy expense	1,962	1,943
Professional and outside services	755	722
Insurance expense	779	557
Marketing expense	513	564
Intangible asset amortization expense	—	4
OREO expense, net rental income and gains on sale	(391)	26
Other operating expense	1,944	1,854
Total Other Operating Expense	23,638	23,509
Income Before Provision for Income Taxes	10,504	6,071
Provision for income taxes	2,305	1,241
Net Income	$8,199	$4,830
Earnings Per Share, Basic	$1.49	$0.85
Earnings Per Share, Diluted	$1.48	$0.84
Weighted Average Common Shares Outstanding, Basic	5,499,578	5,691,432
Weighted Average Common Shares Outstanding, Diluted	5,554,930	5,757,458
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended March 31,
(In Thousands)	2024	2023
Net income	$8,199	$4,830
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized holding gains arising during the period	$292	$8,119
Derivatives and hedging activities:
Unrealized holding gains (losses) arising during the period	272	(299)
Income tax expense related to unrealized (gains)	(160)	(2,223)
Other comprehensive income, net of tax	404	5,597
Comprehensive income	$8,603	$10,427

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of Tax	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2023	5,701	$5,701	$17,784	$224,225	($29,081)	$218,629
Cash dividend on common stock ($0.60 per share)	—	—	—	(3,444)	—	(3,444)
Stock-based compensation expense	—	—	140	—	—	140
Repurchase of common stock	(28)	(28)	(1,299)	—	—	(1,327)
Other comprehensive gain, net of tax	—	—	—	—	5,597	5,597
Net income	—	—	—	4,830	—	4,830
Balance as of March 31, 2023	5,673	$5,673	$16,625	$225,611	($23,484)	$224,425
Cash dividend on common stock ($0.60 per share)	—	—	—	(3,432)	—	(3,432)
Stock-based compensation expense	—	—	225	—	—	225
Repurchase of common stock	(62)	(62)	(2,439)	—	—	(2,501)
Other comprehensive loss, net of tax	—	—	—	—	(2,958)	(2,958)
Net income	—	—	—	5,577	—	5,577
Balance as of June 30, 2023	5,611	$5,611	$14,411	$227,756	($26,442)	$221,336
Cash dividend on common stock ($0.60 per share)	—	—	—	(3,384)	—	(3,384)
Stock-based compensation expense	—	—	254	—	—	254
Exercise of stock options and vesting of restricted stock units, net	—	—	(12)	—	—	(12)
Repurchase of common stock	(63)	(63)	(2,648)	—	—	(2,711)
Other comprehensive gain, net of tax	—	—	—	—	1,402	1,402
Net income	—	—	—	8,374	—	8,374
Balance as of September 30, 2023	5,548	$5,548	$12,005	$232,746	($25,040)	$225,259
Cash dividend on common stock ($0.60 per share)	—	—	—	(3,322)	—	(3,322)
Stock-based compensation expense	—	—	318	—	—	318
Exercise of stock options and vesting of restricted stock units, net	21	21	(269)	—	—	(248)
Repurchase of common stock	(56)	(56)	(2,449)	—	—	(2,505)
Other comprehensive gain, net of tax	—	—	—	—	8,603	8,603
Net income	—	—	—	6,613	—	6,613
Balance as of December 31, 2023	5,513	$5,513	$9,605	$236,037	($16,437)	$234,718
 See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of Tax	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2024	5,513	$5,513	$9,605	$236,037	($16,437)	$234,718
Cash dividend on common stock ($0.61 per share)	—	—	—	(3,388)	—	(3,388)
Stock-based compensation expense	—	—	208	—	—	208
Exercise of stock options and vesting of restricted stock units, net	1	1	(27)	—	—	(26)
Repurchase of common stock	(14)	(14)	(774)	—	—	(788)
Other comprehensive gain, net of tax	—	—	—	—	404	404
Net income	—	—	—	8,199	—	8,199
Balance as of March 31, 2024	5,500	$5,500	$9,012	$240,848	($16,033)	$239,327
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2024	2023
Operating Activities:
Net income	$8,199	$4,830
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and amortization of premises and equipment	897	789
Amortization of software	288	287
Intangible asset amortization	—	4
Amortization of investment security premium, net of discount accretion	111	130
Unrealized (gain) loss on marketable equity securities	(314)	223
Stock-based compensation	208	140
Deferred loan fees and amortization, net of costs	(316)	15
Provision for credit losses	149	360
Additions to home mortgage servicing rights carried at fair value	(517)	(463)
Change in fair value of home mortgage servicing rights carried at fair value	26	795
Change in fair value of commercial servicing rights carried at fair value	144	123
Gain on sale of loans	(1,979)	(1,305)
Proceeds from the sale of loans held for sale	74,459	55,583
Origination of loans held for sale	(84,324)	(50,725)
Gain on sale of other real estate owned	(392)	—
Net changes in assets and liabilities:
(Increase) in accrued interest receivable	(1,303)	(941)
Decrease in other assets	2,345	1,222
(Decrease) in other liabilities	(3,226)	(6,718)
Net Cash (Used) Provided by Operating Activities	(5,545)	4,349
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	—	(6,000)
Purchases of FHLB stock	(266)	(6)
Proceeds from sales/calls/maturities of securities available for sale	45,640	13,285
Proceeds from redemption of FHLB stock	10	70
Increase in purchased receivables, net	(856)	(1,196)
Increase in loans, net	(21,280)	(33,630)
Proceeds from sale of other real estate owned	392	—
Purchases of software	—	(90)
Purchases of premises and equipment	(1,040)	(1,131)
Net Cash Provided (Used) by Investing Activities	22,600	(28,698)
Financing Activities:
(Decrease) in deposits	(50,972)	(90,938)
(Decrease) in borrowings	(106)	(104)
Repurchase of common stock	(788)	(1,327)
Cash dividends paid	(3,355)	(3,421)
Net Cash Used by Financing Activities	(55,221)	(95,790)
Net Change in Cash and Cash Equivalents	(38,166)	(120,139)
Cash and Cash Equivalents at Beginning of Period	118,530	259,350
Cash and Cash Equivalents at End of Period	$80,364	$139,211

Supplemental Information:
Interest paid	$9,173	$4,650
Transfer of loans to other real estate owned	$—	$273
Non-cash lease liability arising from obtaining right of use assets	$—	$160
Cash dividends declared but not paid	$33	$23

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements and corresponding footnotes have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end Consolidated Balance Sheet data was derived from the Company's audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company owns a 100% interest in Residential Mortgage Holding Company, LLC, the parent company of Residential Mortgage, LLC (collectively “RML”) and consolidates their balance sheets and income statement into its financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company determined that it operates in two primary operating segments: Community Banking and Home Mortgage Lending. The Company has evaluated subsequent events and transactions for potential recognition or disclosure. Operating results for the interim period ended March 31, 2024 are not necessarily indicative of the results anticipated for the year ending December 31, 2024. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in our application of these accounting policies in 2024.
Reclassification of Prior Period Presentation
Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or total shareholders' equity.
Recent Accounting Pronouncements
Accounting pronouncements implemented in 2024
In March 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (“ASU 2023-02”). Under current GAAP, an entity can only elect to apply the proportional amortization method to investments in low income housing tax credit (“LIHTC”) structures. The amendments in ASU 2023-02 allow entities to elect to account for equity investments made primarily for the purpose of receiving income tax credits using the proportional amortization method, regardless of the tax credit program through which the investment earns income tax credits, if certain conditions are met. ASU 2023-02 provides amendments to paragraph Accounting Standards Codification (“ASC”) 323-740-25-1, which sets forth the conditions needed to apply the proportional amortization method. The amendments make certain limited changes to those conditions to clarify their application to a broader group of tax credit investment programs. However, the conditions in substance remain consistent with current GAAP. The amendments in this ASU 2023-02 also eliminate certain LIHTC-specific guidance to align the accounting more closely for LIHTCs with the accounting for other equity investments in tax credit structures and require that the delayed equity contribution guidance in paragraph ASC 323-740-25-3 applies only to tax equity investments accounted for using the proportional amortization method. The Company adopted ASU 2023-02 on January 1, 2024. The adoption of ASU 2023-02 did not have a material impact on the Company's consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Under current GAAP, public entities are required to report a measure of segment profit or loss. The amendments in ASU 2023-07 do not change or remove this requirement, nor does it change how an entity identifies its operating segments. The amendments in ASU 2023-07 improve reportable segment disclosure requirement, primarily through enhanced disclosures about significant segment expenses. The Company adopted ASU 2023-07 on January 1, 2024. The adoption of ASU 2023-07 did not have a material impact on the Company's consolidated financial statements.

Accounting pronouncements to be implemented in future periods
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 improve transparency of income tax disclosures related to rate reconciliation and income taxes paid disclosures by requiring consistent categories and greater disaggregation of information in rate reconciliation, and by requiring disclosure of income taxes paid disaggregated by jurisdiction. The amendments in ASU 2023-09 allow investors to better assess, in their capital allocation decisions, how an entity's worldwide operations and related tax risks and tax planning and operations opportunities affect its income tax rate and prospects for future cash flow. ASU 2023-09 is effective for the Company for fiscal years beginning after December 15, 2024 and may be applied on a prospective or retrospective basis. The Company does not believe that the adoption of ASU 2023-09 will have a material impact on the Company's consolidated financial statements.
In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements ("ASU 2024-02"). ASU 2024-02 contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous an not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. FASB Concepts Statement are nonauthoritative. Removing all references to Concepts Statements in the guidance is intended to simplify the Codification and draw a distinction between authoritative and nonauthoritative literature. ASU 2024-02 is effective for the Company for fiscal years beginning after December 15, 2024 and may be applied on a prospective or retrospective basis. The Company does not believe that the adoption of ASU 2024-02 will have a material impact on the Company's consolidated financial statements.

2. Investment Securities
Marketable Equity Securities
The Company held marketable equity securities with fair values of $13.5 million and $13.2 million at March 31, 2024 and December 31, 2023, respectively. The gross realized and unrealized gains (losses) recognized on marketable equity securities in other operating income in the Company's Consolidated Statements of Income were as follows:

	Three Months Ended March 31,
(In Thousands)	2024	2023
Unrealized gain (loss) on marketable equity securities	$314	($223)
Gain on sale of marketable equity securities, net	—	—
Total	$314	($223)

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

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2024
Securities available for sale
U.S. Treasury and government sponsored entities	$548,304	$228	($23,751)	$—	$524,781
Corporate bonds	9,013	46	(389)	—	8,670
Collateralized loan obligations	59,201	72	(245)	—	59,028
Total securities available for sale	$616,518	$346	($24,385)	$—	$592,479

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2024
Securities held to maturity
Corporate bonds	$36,750	$—	($3,409)	$33,341
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$36,750	$—	($3,409)	$33,341

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2023
Securities available for sale
U.S. Treasury and government sponsored entities	$587,639	$451	($23,965)	$—	$564,125
Municipal securities	820	—	(4)	—	816
Corporate bonds	14,014	28	(418)	—	13,624
Collateralized loan obligations	59,795	12	(436)	—	59,371
Total securities available for sale	$662,268	$491	($24,823)	$—	$637,936

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Securities held to maturity
Corporate bonds	$36,750	$—	($3,337)	$33,413
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$36,750	$—	($3,337)	$33,413

Gross unrealized losses on available for sale securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2024 and December 31, 2023 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2024
Securities available for sale
U.S. Treasury and government sponsored entities	$24,811	($258)	$489,713	($23,493)	$514,524	($23,751)
Corporate bonds	—	—	4,626	(389)	4,626	(389)
Collateralized loan obligations	11,653	(96)	14,845	(149)	26,498	(245)
Total	$36,464	($354)	$509,184	($24,031)	$545,648	($24,385)

December 31, 2023:
Securities available for sale
U.S. Treasury and government sponsored entities	$9,997	($3)	$528,574	($23,962)	$538,571	($23,965)
Corporate bonds	—	—	6,599	(418)	6,599	(418)
Collateralized loan obligations	3,909	(91)	43,149	(345)	47,058	(436)
Municipal securities	—	—	816	(4)	816	(4)
Total	$13,906	($94)	$579,138	($24,729)	$593,044	($24,823)

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

At March 31, 2024, the Company had 64 available for sale securities in an unrealized loss position without an ACL. At March 31, 2024, the Company had five held to maturity securities in an unrealized loss position without an ACL. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2024, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, primarily changes in interest rates, and therefore no losses have been recognized in the Company's Consolidated Statements of Income.

At March 31, 2024 and December 31, 2023, carrying amounts of $172.6 million and $180.1 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and estimated fair values of debt securities at March 31, 2024, are distributed by contractual maturity as shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
US Treasury and government sponsored entities
Within 1 year	$154,803	$150,935
1-5 years	393,501	373,846
Total	$548,304	$524,781
Corporate bonds
1-5 years	$19,013	$18,436
5-10 years	26,750	23,575
Total	$45,763	$42,011
Collateralized loan obligations
5-10 years	$40,201	$40,068
Over 10 years	19,000	18,960
Total	$59,201	$59,028

There were no proceeds from sales of investment securities for the three-month periods ending March 31, 2024 and 2023.
A summary of interest income for the three-month periods ending March 31, 2024 and 2023, on available for sale investment securities are as follows:

	Three Months Ended March 31,
(In Thousands)	2024	2023
US Treasury and government sponsored entities	$2,569	$2,795
Other	1,146	1,135
Total taxable interest income	$3,715	$3,930
Municipal securities	$3	$4
Total tax-exempt interest income	$3	$4
Total	$3,718	$3,934

3.  Loans and Allowance for Credit Losses
Loans Held for Sale
Loans held for sale are comprised entirely of 1-4 family residential mortgage loans as of March 31, 2024 and December 31, 2023. The Company designates loans held for sale as either carried at fair value or the lower of cost or fair value at loan level at origination.
Loans Held for Investment
The following table presents amortized cost and unpaid principal balance of loans, categorized by the segments used in the Company's Current Expected Credit Losses (“CECL”) methodology to assess credit risk, for the periods indicated:

	March 31, 2024			December 31, 2023
(In Thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial & industrial loans	$396,994	$398,734	($1,740)	$411,387	$413,293	($1,906)
Commercial real estate:
Owner occupied properties	370,899	372,507	(1,608)	366,741	368,357	(1,616)
Non-owner occupied and multifamily properties	526,269	529,904	(3,635)	515,528	519,115	(3,587)
Residential real estate:
1-4 family residential properties secured by first liens	218,848	218,552	296	203,738	203,534	204
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	35,683	35,460	223	33,996	33,783	213
1-4 family residential construction loans	27,538	27,751	(213)	30,976	31,239	(263)
Other construction, land development and raw land loans	152,162	153,537	(1,375)	148,373	149,788	(1,415)
Obligations of states and political subdivisions in the US	30,254	30,256	(2)	30,407	30,409	(2)
Agricultural production, including commercial fishing	43,457	43,691	(234)	41,007	41,237	(230)
Consumer loans	6,506	6,444	62	6,241	6,180	61
Other loans	2,525	2,539	(14)	1,103	1,118	(15)
Total	1,811,135	1,819,375	(8,240)	1,789,497	1,798,053	(8,556)
Allowance for credit losses	(17,533)			(17,270)
	$1,793,602	$1,819,375	($8,240)	$1,772,227	$1,798,053	($8,556)
The difference between the amortized cost and unpaid principal balance is net deferred origination fees totaling $8.2 million at March 31, 2024 and $8.6 million at December 31, 2023.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $8.4 million and $7.4 million at March 31, 2024 and December 31, 2023, respectively, and is included in other assets in the Consolidated Balance Sheets.
Amortized cost in the above table includes $1.9 million and $2.8 million as of March 31, 2024 and December 31, 2023, respectively, in Paycheck Protection Program loans administered by the U.S. Small Business Administration within the Commercial & industrial loan segment.

Allowance for Credit Losses
The table below presents activity in the ACL related to loans held for investment for the periods indicated.

Three Months Ended March 31,	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2024
Commercial & industrial loans	$3,438	$554	$—	$60	$4,052
Commercial real estate:
Owner occupied properties	2,867	26	—	—	2,893
Non-owner occupied and multifamily properties	3,294	125	—	—	3,419
Residential real estate:
1-4 family residential properties secured by first liens	3,470	(45)	—	—	3,425
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	551	24	—	6	581
1-4 family residential construction loans	191	(32)	—	—	159
Other construction, land development and raw land loans	3,127	(452)	—	—	2,675
Obligations of states and political subdivisions in the US	80	25	—	—	105
Agricultural production, including commercial fishing	168	13	(25)	—	156
Consumer loans	81	(22)	—	1	60
Other loans	3	5	—	—	8
Total	$17,270	$221	($25)	$67	$17,533
2023
Commercial & industrial loans	$2,914	$101	$—	$65	$3,080
Commercial real estate:
Owner occupied properties	3,094	(316)	—	—	2,778
Non-owner occupied and multifamily properties	3,615	(441)	—	—	3,174
Residential real estate:
1-4 family residential properties secured by first liens	1,413	813	—	—	2,226
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	389	(4)	—	7	392
1-4 family residential construction loans	312	(52)	—	—	260
Other construction, land development and raw land loans	1,803	122	—	—	1,925
Obligations of states and political subdivisions in the US	79	27	—	—	106
Agricultural production, including commercial fishing	145	5	—	—	150
Consumer loans	68	5	(14)	2	61
Other loans	6	(1)	—	—	5
Total	$13,838	$259	($14)	$74	$14,157

The following table shows gross charge-offs by year of loan origination for the periods indicated:

Three Months Ended March 31,

(In Thousands)	2024	2023	2022	2021	2020	Prior	Total
2024
Agricultural production, including commercial fishing	$—	$—	$25	$—	$—	$—	$25
Total	$—	$—	$25	$—	$—	$—	$25
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

March 31, 2024	2024	2023	2022	2021	2020	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$26,618	$80,130	$116,565	$52,354	$17,981	$54,367	$348,015
Classified	—	4,720	16,724	16,142	6,680	4,713	48,979
Total commercial & industrial loans	$26,618	$84,850	$133,289	$68,496	$24,661	$59,080	$396,994

Commercial real estate:
Owner occupied properties
Pass	$8,789	$40,600	$74,470	$67,955	$77,955	$98,298	$368,067
Classified	—	—	—	—	1,077	1,755	2,832

Total commercial real estate owner occupied properties	$8,789	$40,600	$74,470	$67,955	$79,032	$100,053	$370,899

Non-owner occupied and multifamily properties
Pass	$495	$70,381	$101,431	$81,751	$67,463	$193,613	$515,134
Classified	—	—	1,171	—	—	9,964	11,135
Total commercial real estate non-owner occupied and multifamily properties	$495	$70,381	$102,602	$81,751	$67,463	$203,577	$526,269

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$17,605	$138,692	$46,936	$3,927	$4,009	$7,372	$218,541
Classified	—	221	—	—	—	86	307
Total residential real estate 1-4 family residential properties secured by first liens	$17,605	$138,913	$46,936	$3,927	$4,009	$7,458	$218,848

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$2,886	$14,590	$5,772	$3,167	$1,982	$6,955	$35,352
Classified	—	—	—	—	—	331	331
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$2,886	$14,590	$5,772	$3,167	$1,982	$7,286	$35,683

1-4 family residential construction loans
Pass	$4,395	$14,217	$3,914	$—	$—	$4,903	$27,429
Classified	—	—	—	—	—	109	109
Total residential real estate 1-4 family residential construction loans	$4,395	$14,217	$3,914	$—	$—	$5,012	$27,538

Other construction, land development and raw land loans
Pass	$4,354	$51,057	$54,956	$28,979	$1,748	$9,329	$150,423
Classified	—	—	—	—	—	1,739	1,739
Total other construction, land development and raw land loans	$4,354	$51,057	$54,956	$28,979	$1,748	$11,068	$152,162

Obligations of states and political subdivisions in the US
Pass	$—	$—	$30,197	$—	$—	$57	$30,254
Classified	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$—	$—	$30,197	$—	$—	$57	$30,254

Agricultural production, including commercial fishing
Pass	$2,112	$9,109	$9,581	$17,138	$3,356	$2,161	$43,457
Classified	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$2,112	$9,109	$9,581	$17,138	$3,356	$2,161	$43,457

Consumer loans
Pass	$865	$3,025	$906	$115	$345	$1,250	$6,506
Classified	—	—	—	—	—	—	—
Total consumer loans	$865	$3,025	$906	$115	$345	$1,250	$6,506

Other loans
Pass	$49	$366	$163	$302	$1,339	$306	$2,525
Classified	—	—	—	—	—	—	—
Total other loans	$49	$366	$163	$302	$1,339	$306	$2,525

Total loans
Pass	$68,168	$422,167	$444,891	$255,688	$176,178	$378,611	$1,745,703
Classified	—	4,941	17,895	16,142	7,757	18,697	65,432
Total loans	$68,168	$427,108	$462,786	$271,830	$183,935	$397,308	$1,811,135

Total pass loans	$68,168	$422,167	$444,891	$255,688	$176,178	$378,611	$1,745,703
Government guarantees	(1,534)	(5,320)	(8,376)	(19,281)	(2,120)	(19,494)	(56,125)
Total pass loans, net of government guarantees	$66,634	$416,847	$436,515	$236,407	$174,058	$359,117	$1,689,578

Total classified loans	$—	$4,941	$17,895	$16,142	$7,757	$18,697	$65,432

Government guarantees	—	(2,320)	(16,724)	(14,528)	(6,714)	(7,964)	(48,250)
Total classified loans, net government guarantees	$—	$2,621	$1,171	$1,614	$1,043	$10,733	$17,182

December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$97,377	$123,874	$58,708	$24,177	$13,990	$44,674	$362,800
Classified	3,319	18,790	16,964	7,032	56	2,426	48,587
Total commercial & industrial loans	$100,696	$142,664	$75,672	$31,209	$14,046	$47,100	$411,387

Commercial real estate:
Owner occupied properties
Pass	$40,745	$70,925	$69,316	$82,339	$28,588	$71,930	$363,843
Classified	—	—	—	1,115	—	1,783	2,898
Total commercial real estate owner occupied properties	$40,745	$70,925	$69,316	$83,454	$28,588	$73,713	$366,741

Non-owner occupied and multifamily properties
Pass	$59,990	$96,532	$83,277	$67,037	$56,192	$143,619	$506,647
Classified	—	—	—	—	—	8,881	8,881
Total commercial real estate non-owner occupied and multifamily properties	$59,990	$96,532	$83,277	$67,037	$56,192	$152,500	$515,528

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$139,829	$47,775	$4,119	$4,070	$2,240	$5,388	$203,421
Classified	224	—	—	—	—	93	317
Total residential real estate 1-4 family residential properties secured by first liens	$140,053	$47,775	$4,119	$4,070	$2,240	$5,481	$203,738

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$16,145	$5,417	$3,331	$1,906	$2,277	$4,581	$33,657
Classified	—	—	—		—	339	339
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$16,145	$5,417	$3,331	$1,906	$2,277	$4,920	$33,996

1-4 family residential construction loans
Pass	$16,845	$4,469	$—	$—	$—	$9,553	$30,867
Classified	—	—	—	—	—	109	109
Total residential real estate 1-4 family residential construction loans	$16,845	$4,469	$—	$—	$—	$9,662	$30,976

Other construction, land development and raw land loans
Pass	$42,615	$58,714	$32,780	$1,982	$1,454	$7,896	$145,441
Classified	—	1,175	—	—	—	1,757	2,932
Total other construction, land development and raw land loans	$42,615	$59,889	$32,780	$1,982	$1,454	$9,653	$148,373

Obligations of states and political subdivisions in the US
Pass	$—	$30,317	$—	$—	$—	$90	$30,407
Classified	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$—	$30,317	$—	$—	$—	$90	$30,407

Agricultural production, including commercial fishing
Pass	$8,643	$9,649	$17,061	$3,465	$524	$1,665	$41,007
Classified	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$8,643	$9,649	$17,061	$3,465	$524	$1,665	$41,007

Consumer loans
Pass	$3,396	$983	$209	$368	$258	$1,026	$6,240
Classified	1	—	—	—	—	—	1

Total consumer loans	$3,397	$983	$209	$368	$258	$1,026	$6,241

Other loans
Pass	$160	$77	$135	$592	$138	$1	$1,103
Classified	—	—	—	—	—	—	—
Total other loans	$160	$77	$135	$592	$138	$1	$1,103

Total loans
Pass	$425,745	$448,732	$268,936	$185,936	$105,661	$290,423	$1,725,433
Classified	3,544	19,965	16,964	8,147	56	15,388	64,064
Total loans	$429,289	$468,697	$285,900	$194,083	$105,717	$305,811	$1,789,497

Total pass loans	$425,745	$448,732	$268,936	$185,936	$105,661	$290,423	$1,725,433
Government guarantees	(2,792)	(8,409)	(19,305)	(2,295)	(12,133)	(7,696)	(52,630)
Total pass loans, net of government guarantees	$422,953	$440,323	$249,631	$183,641	$93,528	$282,727	$1,672,803

Total classified loans	$3,544	$19,965	$16,964	$8,147	$56	$15,388	$64,064
Government guarantees	—	(16,805)	(15,268)	(7,043)	—	(11,311)	(50,427)
Total classified loans, net government guarantees	$3,544	$3,160	$1,696	$1,104	$56	$4,077	$13,637

Past Due Loans: The following tables present an aging of contractually past due loans as of the periods presented:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due Still Accruing
March 31, 2024
Commercial & industrial loans	$—	$—	$297	$297	$396,697	$396,994	$—
Commercial real estate:
Owner occupied properties	155	—	—	155	370,744	370,899	—
Non-owner occupied and multifamily properties	—	—	—	—	526,269	526,269	—
Residential real estate:
1-4 family residential properties secured by first liens	426	—	221	647	218,201	218,848	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	17	153	170	35,513	35,683	—
1-4 family residential construction loans	—	—	109	109	27,429	27,538	—
Other construction, land development and raw land loans		—	968	968	151,194	152,162	—
Obligations of states and political subdivisions in the US	—	—	—	—	30,254	30,254	—
Agricultural production, including commercial fishing	—	—	—	—	43,457	43,457	—
Consumer loans	2	—	—	2	6,504	6,506	—
Other loans	—	—	—	—	2,525	2,525	—
Total	$583	$17	$1,748	$2,348	$1,808,787	$1,811,135	$—
December 31, 2023
Commercial & industrial loans	$326	$148	$1,253	$1,727	$409,660	$411,387	$—
Commercial real estate:
Owner occupied properties	—	—	260	260	366,481	366,741	—
Non-owner occupied and multifamily properties	—	—	—	—	515,528	515,528	—
Residential real estate:
1-4 family residential properties secured by first liens	458	—	224	682	203,056	203,738	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	53	—	155	208	33,788	33,996	—
1-4 family residential construction loans	—	—	109	109	30,867	30,976	—
Other construction, land development and raw land loans	—	—	1,545	1,545	146,828	148,373	—
Obligations of states and political subdivisions in the US	—	—	—	—	30,407	30,407	—
Agricultural production, including commercial fishing	—	—	—	—	41,007	41,007	—
Consumer loans	18	1	—	19	6,222	6,241	—
Other loans	—	—	—	—	1,103	1,103	—
Total	$855	$149	$3,546	$4,550	$1,784,947	$1,789,497	$—

Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $5.3 million and $5.0 million at March 31, 2024 and December 31, 2023, respectively. The following table presents loans on nonaccrual status and loans on nonaccrual status for the periods presented for which there was no related ACL. All loans with no ACL are individually evaluated for credit losses in the Company's CECL methodology.

	March 31, 2024		December 31, 2023
(In Thousands)	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL

Commercial & industrial loans	$2,884	$2,358	$3,655	$3,651
Commercial real estate:
Owner occupied properties	253	253	271	260
Non-owner occupied and multifamily properties	—	—	—	—
Residential real estate:
1-4 family residential properties secured by first liens	263	221	270	224
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	211	170	219	176
1-4 family residential construction loans	109	109	109	109
Other construction, land development and raw land loans	1,540	1,540	1,545	1,545
Total nonaccrual loans	5,260	4,651	6,069	5,965
Government guarantees on nonaccrual loans	—	—	(1,067)	(1,067)
Net nonaccrual loans	$5,260	$4,651	$5,002	$4,898

There was no interest on nonaccrual loans reversed through interest income during three-month periods ending March 31, 2024 or March 31, 2023.

There was no interest earned on nonaccrual loans with a principal balance during the three-month periods ending March 31, 2024 and March 31, 2023. However, the Company recognized interest income of $202,000 and $179,000 in the three-month periods ending March 31, 2024 and 2023, respectively, related to interest collected on nonaccrual loans whose principal had been paid down to zero.

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

The following table shows the amortized cost basis of the loans that were both experiencing financial difficulty and modified as of the dates indicated, by class and type of modification. There were no loans experiencing both financial difficulty and modified in the three-month period ending March 31, 2023. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Three Months Ended March 31, 2024
	Term Modification	Payment Modification	Term and payment modifications	Total Modifications	Percentage of Class of Financing Receivable
(In Thousands)
Commercial & industrial loans	$5,396	$—	$265	$5,661	1.43%
Total	$5,396	$—	$265	$5,661	0.31%

The Company has no outstanding commitments to the borrowers included in the previous table.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty as of the dates indicated:

	Three Months Ended March 31, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (months)
(In Thousands)
Commercial & industrial loans	$—	8%	7

The following table presents the amortized cost basis of loans that had a payment default during the period indicated and were modified in the twelve months before default to borrowers experiencing financial difficulty:

Three Months Ended March 31, 2024
Term modification
(In Thousands)
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$112
1-4 family residential construction loans	109
Other construction, land development and raw land loans	968
Total	$1,189

The Company monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the payment performance of loans that have been modified in the last twelve months:

	March 31, 2024
	Greater Than 89 Days Past Due	Total Past Due	Current	Total
(In Thousands)
Commercial & industrial loans	$—	$—	$7,633	$7,633
Commercial real estate:
Owner occupied properties	—	—	253	253
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	112	112	—	112
1-4 family residential construction loans	109	109	—	109
Other construction, land development and raw land loans	968	968	572	1,540
Total	$1,189	$1,189	$8,458	$9,647

Upon the Company's determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

4. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of an ACL, and have a maturity of less than one year. There were no purchased receivables past due at March 31, 2024 or December 31, 2023, and there were no restructured purchased receivables at March 31, 2024 or December 31, 2023.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal.  There was one nonperforming purchased receivable with a balance of $183,000 as of March 31, 2024 and $808,000 as of December 31, 2023 for which management is not accruing income.
There was no activity and no balance in the ACL for purchased receivables as of March 31, 2024 or December 31, 2023.
The following table summarizes the components of net purchased receivables for the dates indicated:

(In Thousands)	March 31, 2024	December 31, 2023
Purchased receivables	$37,698	$36,842
Allowance for credit losses - purchased receivables	—	—
Total	$37,698	$36,842

5. Servicing Rights
Mortgage servicing rights
The following table details the activity in the Company's mortgage servicing rights (“MSR”) for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In Thousands)	2024	2023

Balance, beginning of period	$19,564	$18,635
Additions for new MSR capitalized	516	463
Changes in fair value:
Due to changes in model inputs of assumptions (1)	289	(212)
Other (2)	(314)	(583)
Balance, end of period	$20,055	$18,303

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

The following table details information related to our serviced mortgage loan portfolio as of March 31, 2024 and December 31, 2023:

(In Thousands)	March 31, 2024	December 31, 2023

Balance of mortgage loans serviced for others	$1,060,007	$1,044,516
Weighted average rate of note	4.11%	4.03%
MSR as a percentage of serviced loans	1.89%	1.87%

    The Company recognized servicing fees of $1.0 million and $905,000 during the three-month periods ending March 31, 2024 and 2023, respectively, which includes contractually specified servicing fees and ancillary fees as a component of other noninterest income in the Company's Consolidated Statements of Income.

    The following table outlines the weighted average key assumptions used in measuring the fair value of MSRs and the sensitivity of the current fair value of MSRs to immediate adverse changes in those assumptions as of the dates indicated. See Note 8 for additional information on key assumptions for MSRs.

(In Thousands)	March 31, 2024	December 31, 2023

Fair value of MSRs	$20,055	$19,564
Expected weighted-average life (in years)	10.23	10.23

Key assumptions:
Constant prepayment rate[1]	8.35%	8.48%
Impact on fair value from 10% adverse change	($680)	($1,754)
Impact on fair value from 25% adverse change	($1,623)	($2,552)
Discount rate	10.98%	10.98%
Impact on fair value from 100 basis point increase	($841)	($811)
Impact on fair value from 200 basis point increase	($1,618)	($1,560)
Cost to service assumptions ($ per loan)	$82	$82
Impact on fair value from 10% adverse change	($162)	($160)
Impact on fair value from 25% adverse change	($405)	($401)
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

Commercial servicing rights
    The commercial servicing rights asset (“CSR”) has a carrying value of $2.1 million at March 31, 2024 and $2.2 million December 31, 2023, respectively, and is included in other assets and carried at fair value on the Company's Consolidated Balance Sheets. Total commercial loans serviced for others were $271.2 million and $282.2 million at March 31, 2024 and December 31, 2023, respectively. Key assumptions used in measuring the fair value of the CSR as of March 31, 2024 and December 31, 2023 include a constant prepayment rate of 11.76% and a discount rate of 9.50%.

6. Leases

    The Company's lease commitments consist primarily of agreements to lease land and office facilities that it occupies to operate several of its retail branch locations that are classified as operating leases and are recognized on the balance sheet as right-of-use (“ROU”) assets and lease liabilities. As of March 31, 2024, the Company has operating lease ROU assets of $8.9 million and operating lease liabilities of $8.9 million. As of December 31, 2023, the Company had operating lease ROU assets of $9.1 million and operating lease liabilities of $9.1 million. The Company did not have any agreements that are classified as finance leases as of March 31, 2024 or December 31, 2023.

    The following table presents additional information about the Company's operating leases for the periods indicated:

	Three Months Ended March 31,
(In Thousands)	2024	2023
Lease Cost
Operating lease cost(1)	$737	$699
Short term lease cost(1)	38	33
Total lease cost	$775	$732

Other information
Operating leases - operating cash flows	$683	$651
Weighted average lease term - operating leases, in years	10.36	10.55
Weighted average discount rate - operating leases	3.60%	3.39%
(1) Expenses are classified within occupancy expense on the Consolidated Statements of Income.

    The table below reconciles the remaining undiscounted cash flows for the next five years for each twelve-month period presented (unless otherwise indicated) and the total of the subsequent remaining years to the operating lease liabilities recorded on the balance sheet:

(In Thousands)	Operating Leases
2024 (Nine months)	$2,071
2025	2,422
2026	1,245
2027	783
2028	547
Thereafter	3,878
Total minimum lease payments	$10,946
Less: amount of lease payment representing interest	(2,062)
Present value of future minimum lease payments	$8,884

7.  Derivatives
Derivatives swaps related to community banking activities
    The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution (“counterparty”). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a “well-capitalized” institution under applicable regulatory guidelines, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $564,000 as of March 31, 2024 and $566,000 as of December 31, 2023, in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements.
    The Company had interest rate swaps related to commercial loans with an aggregate notional amount of $216.4 million and $218.0 million at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, the notional amount of interest rate swaps is made up of 20 variable to fixed rate swaps to commercial loan customers totaling $108.2 million, and 20 fixed to variable rate swaps with a counterparty totaling $108.2 million. Changes in fair value from these 20 interest rate swaps offset each other in the first three months of 2024. The Company recognized $63,000 fee income related to interest rate swaps in the three-month periods ending March 31, 2024 and no fee income related to interest rate swaps in the first quarter of 2023, respectively. Interest rate swap income is recorded in other operating income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
    The Company has an interest rate swap to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Northrim Statutory Trust 2 at 3.72% through its maturity date. The floating rate that the dealer pays was equal to the three month LIBOR plus 1.37% through September 15, 2023. The floating rate that the dealer pays is now equal to the three month CME SOFR plus tenor spread adjustment 0.26% plus 1.37%, which reprices quarterly on the payment date. This rate was 6.96% as of March 31, 2024. The Company pledged $130,000 in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of March 31, 2024 and December 31, 2023. Changes in the fair value of this interest rate swap are reported in other comprehensive income on the Consolidated Statements of Income. The unrealized gain, net of tax on this interest rate swap was $1.2 million as of March 31, 2024 and the unrealized gain, net of tax was $1.0 million as of December 31, 2023.
Derivatives related to home mortgage banking activities
    The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as “interest rate lock commitments”. The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. RML had commitments to originate mortgage loans held for sale totaling $56.2 million and $22.9 million at March 31, 2024 and December 31, 2023, respectively. Changes in the value of RML's interest rate derivatives are recorded in mortgage banking income on the Consolidated Statements of Income. None of these derivatives are designated as hedging instruments.

    The following table presents the fair value of derivatives not designated as hedging instruments at March 31, 2024 and December 31, 2023:

(In Thousands)	Asset Derivatives
		March 31, 2024	December 31, 2023
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$12,449	$10,470
Interest rate lock commitments	Other assets	765	342
Total		$13,214	$10,812

(In Thousands)	Liability Derivatives
		March 31, 2024	December 31, 2023
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$12,449	$10,470
Retail interest rate contracts	Other liabilities	11	13
Total		$12,460	$10,483
    The following table presents the net gains (losses) of derivatives not designated as hedging instruments for periods indicated below:

		Three Months Ended March 31,
(In Thousands)	Income Statement Location	2024	2023
Retail interest rate contracts	Mortgage banking income	$121	($123)
Interest rate lock commitments	Mortgage banking income	385	228
Total		$506	$105
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

    The following table summarizes the derivatives that have a right of offset as of March 31, 2024 and December 31, 2023:

March 31, 2024				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$12,449	$—	$12,449	$—	$—	$12,449

Liability Derivatives
Interest rate swaps	$12,449	$—	$12,449	$—	$12,449	$—
Retail interest rate contracts	11	—	11	—	—	11

December 31, 2023				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$10,470	$—	$10,470	$—	$—	$10,470

Liability Derivatives
Interest rate swaps	$10,470	$—	$10,470	$—	$10,470	$—
Retail interest rate contracts	13	—	13	—	—	13

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

Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2024, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Company has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.

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

    Estimated fair values as of the periods indicated are as follows:

	March 31, 2024		December 31, 2023
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$80,364	$80,364	$118,530	$118,530
Investment securities available for sale	288,320	288,320	310,896	310,896
Marketable equity securities	13,467	13,467	13,153	13,153

Level 2 inputs:
Investment securities available for sale	304,159	304,159	327,040	327,040
Investment in Federal Home Loan Bank stock	3,236	3,236	2,980	2,980
Loans held for sale	43,818	43,818	31,974	31,974
Accrued interest receivable	13,261	13,261	11,958	11,958
Interest rate swaps	14,087	14,087	11,836	11,836

Level 3 inputs:
Investment securities held to maturity	36,750	33,341	36,750	33,413
Loans	1,811,135	1,701,453	1,789,497	1,686,362
Purchased receivables, net	37,698	37,698	36,842	36,842
Interest rate lock commitments	765	765	342	342
Mortgage servicing rights	20,055	20,055	19,564	19,564
Commercial servicing rights	2,100	2,100	2,200	2,200

Financial liabilities:
Level 2 inputs:
Deposits	$2,434,083	$2,430,784	$2,485,055	$2,482,937
Accrued interest payable	390	390	202	202
Borrowings	13,569	11,558	13,675	11,872
Interest rate swaps	12,449	12,449	10,470	10,470
Retail interest rate contracts	11	11	13	13

Level 3 inputs:
Junior subordinated debentures	10,310	11,588	10,310	12,030

    The following table sets forth the balances as of the periods indicated of assets and liabilities measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$524,781	$279,650	$245,131	$—
Corporate bonds	8,670	8,670	—	—
Collateralized loan obligations	59,028	—	59,028	—
Total available for sale securities	$592,479	$288,320	$304,159	$—
Marketable equity securities	$13,467	$13,467	$—	$—
Total marketable equity securities	$13,467	$13,467	$—	$—
Interest rate swaps	$14,087	$—	$14,087	$—
Interest rate lock commitments	765	—	—	765
Mortgage servicing rights	20,055	—	—	20,055
Commercial servicing rights	2,100	—	—	2,100
Retail interest rate contracts	—	—	—	—
Total other assets	$37,007	$—	$14,087	$22,920
Liabilities:
Interest rate swaps	$12,449	$—	$12,449	$—
Total other liabilities	$12,460	$—	$12,460	$—
December 31, 2023
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$564,125	$300,274	$263,851	$—
Municipal securities	816	—	816	—
Corporate bonds	13,624	10,622	3,002	—
Collateralized loan obligations	59,371	—	59,371	—
Total available for sale securities	$637,936	$310,896	$327,040	$—
Marketable equity securities	$13,153	$13,153	$—	$—
Total marketable securities	$13,153	$13,153	$—	$—
Interest rate swaps	$11,836	$—	$11,836	$—
Interest rate lock commitments	342	—	—	342
Mortgage servicing rights	19,564	—	—	19,564
Commercial servicing rights	2,200	—	—	2,200
Total other assets	$33,942	$—	$11,836	$22,106
Liabilities:
Interest rate swaps	$10,470	$—	$10,470	$—
Retail interest rate contracts	13	—	13	—
Total other liabilities	$10,483	$—	$10,483	$—

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three-month periods ended March 31, 2024 and 2023:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended March 31, 2024
Interest rate lock commitments	$342	($275)	$2,513	($1,815)	$765	$765
Mortgage servicing rights	19,564	(25)	516	—	20,055	—
Commercial servicing rights	2,200	(129)	29	—	2,100	—
Total	$22,106	($429)	$3,058	($1,815)	$22,920	$765
Three Months Ended March 31, 2023
Interest rate lock commitments	$440	($174)	$1,497	($1,078)	$685	$685
Mortgage servicing rights	18,635	(795)	463	—	18,303	—
Commercial servicing rights	2,129	(49)	90	—	2,170	—
Total	$21,204	($1,018)	$2,050	($1,078)	$21,158	$685

    There were no changes in unrealized gains and losses for the three-month periods ending March 31, 2024 and 2023 included in other comprehensive income for recurring Level 3 fair value measurements.

    As of and for the periods ending March 31, 2024 and December 31, 2023, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis.  For loans individually measured for credit losses, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Loans individually measured for credit losses	$525	$—	$—	$525
Total	$525	$—	$—	$525
December 31, 2023
Loans individually measured for credit losses	$—	$—	$—	$—
Total	$—	$—	$—	$—
    The following table presents the (gains) losses resulting from nonrecurring fair value adjustments for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In Thousands)	2024	2023
Loans individually measured for credit losses	$184	$27
Total loss from nonrecurring measurements	$184	$27

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
    The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at March 31, 2024 and December 31, 2023:

Financial Instrument	Valuation Technique - Recurring Basis	Unobservable Input	Weighted Average Rate Range
March 31, 2024
Interest rate lock commitment	External pricing model	Pull through rate	92.45%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	6.02% - 31.10%
		Discount rate	9.70% - 9.91%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	3.99% - 18.90%
		Discount rate	9.50%
December 31, 2023
Interest rate lock commitment	External pricing model	Pull through rate	89.84%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	6.13% - 25.33%
		Discount rate	9.50% - 11.00%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	3.99% - 18.90%
		Discount rate	9.50%

Financial Instrument	Valuation Technique - Nonrecurring Basis	Unobservable Input	Weighted Average Rate Range
March 31, 2024
Loans individually measured for credit losses	In-house valuation of collateral	Discount rate	35%

9.  Segment Information
    The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of March 31, 2024, the Community Banking segment operated 20 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
    Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended March 31, 2024
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$32,523	$3,285	$35,808
Interest expense	8,308	1,053	9,361
Net interest income	24,215	2,232	26,447
Provision for credit losses	197	(48)	149
Other operating income	3,813	4,031	7,844
Salaries and other personnel expense	10,878	4,539	15,417
Other operating expense	6,674	1,547	8,221
Total other operating expense	17,552	6,086	23,638
Income before provision for income taxes	10,279	225	10,504
Provision for income taxes	2,242	63	2,305
Net income	$8,037	$162	$8,199

	Three Months Ended March 31, 2023
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$29,493	$302	$29,795
Interest expense	4,741	22	4,763
Net interest income	24,752	280	25,032
Benefit for credit losses	360	—	360
Other operating income	2,900	2,008	4,908
Salaries and other personnel expense	10,704	4,780	15,484
Other operating expense	6,713	1,312	8,025
Total other operating expense	17,417	6,092	23,509
Income before provision for income taxes	9,875	(3,804)	6,071
Provision for income taxes	2,315	(1,074)	1,241
Net income	$7,560	($2,730)	$4,830

March 31, 2024
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$2,466,448	$293,112	$2,759,560
Loans held for sale	$—	$43,818	$43,818

December 31, 2023
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$2,539,791	$267,706	$2,807,497
Loans held for sale	$—	$31,974	$31,974

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion should be read in conjunction with the unaudited consolidated financial statements of Northrim BanCorp, Inc. (the “Company”) and the notes thereto presented elsewhere in this report and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Except as otherwise noted, references to “we”, “our”, “us” or “the Company” refer to Northrim BanCorp, Inc. and its subsidiaries that are consolidated for financial reporting purposes.
Note Regarding Forward Looking-Statements
This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements, other than statements of historical fact, regarding our financial position, business strategy, management’s plans and objectives for future operations are forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: potential further increases in interest rates; the value of securities held in our investment portfolio; the impact of the results of government initiatives on the regulatory landscape, natural resource extraction industries, and capital markets; the impact of declines in the value of commercial and residential real estate markets, high unemployment rates, inflationary pressures and slowdowns in economic growth; changes in banking regulation or actions by bank regulators; inflation, supply-chain constraints, and potential geopolitical instability, including the wars in Ukraine and the Middle East; financial stress on borrowers (consumers and businesses) as a result of higher rates or an uncertain economic environment; the general condition of, and changes in, the Alaska economy; our ability to maintain or expand our market share or net interest margin; the sufficiency of our provision for credit losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to current expected credit losses accounting guidance; our ability to maintain asset quality; our ability to implement our marketing and growth strategies; our ability to identify and address cyber-security risks, including security breaches, “denial of service attacks,” “hacking,” and identity theft; disease outbreaks, such as the COVID-19 pandemic, or similar health threats and measures implemented to combat them; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. In addition, there are risks inherent in the banking industry relating to collectability of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report and Part I. Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as well as in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that forward looking statements are made only as of the date of this report and that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

Update on Economic Conditions

The Alaska Department of Labor (“DOL”) has reported Alaska’s seasonally adjusted unemployment rate in February of 2024 was 4.7% compared to the U.S. rate of 3.9%. The total number of payroll jobs in Alaska, not including uniformed military, increased 2.6% or 8,200 jobs between February of 2023 and February of 2024.
According to the DOL, Construction and Health Care had the largest growth in new jobs through February of 2024 compared to the prior year. The Construction sector added 1,900 positions for a year over year growth rate of 13.3% in February. The Health Care sector grew by 1,600 jobs for an annual growth rate of 4%. The Oil & Gas sector increased by 6.8% or 500 direct new jobs. Trade, Transportation & Utilities added 1,500 jobs year over year through February of 2024, up 2.4%. The Government sector grew by 1,400 jobs over the same period for 1.8% growth, mainly due to more state and local positions in Alaska.

Alaska’s Gross State Product (“GSP”) in the fourth quarter of 2023, was estimated to be $68.7 billion in current dollars, according to the Federal Bureau of Economic Analysis (“BEA”). Alaska’s inflation adjusted “real” GSP grew 5.3% in all of 2023, placing Alaska fourth best of all 50 states. In the fourth quarter of 2023 Alaska grew at an annualized rate of 4.5%, compared to the average U.S. rate of 3.4%. Alaska’s real GSP improvement in the fourth quarter of 2023 was aided by gains in the Mining, Oil and Gas sector.

The BEA also calculated Alaska’s seasonally adjusted personal income at $53.7 billion in the fourth quarter of 2023. This was an annual improvement of 4.3% for Alaska compared to the national average improvement of 5.2%.

The monthly average price of Alaska North Slope (“ANS”) crude oil was in a range between $75.64 and $95.05 in 2023. The Alaska Department of Revenue (“DOR”) calculated ANS crude oil production was 479,000 barrels per day (“bpd”) in Alaska’s fiscal year ending June 30, 2023. The DOR has forecast production to decline slightly to 468,000 bpd in Alaska’s fiscal year 2024 and grow to 477,000 bpd in fiscal year 2025. The DOR projects the number to reach 641,000 bpd by fiscal year 2034. This is primarily a result of new production coming on line in and around the NPR-A region west of Prudhoe Bay.

According to the Alaska Multiple Listing Services, the average sales price of a single family home in Anchorage rose 5.4% in 2023 to $481,181, following a 7.6% increase in 2022. This was the sixth consecutive year of price increases.

Average sales prices for single family homes in the Matanuska Susitna Borough rose 4% in 2023 to $397,589, after increasing 9.9% in 2022. This continues a trend of average price increases for more than a decade in the region. These two markets represent where the vast majority of the residential lending activity of Northrim Bank (the “Bank”) occurs.

However, the Alaska Multiple Listing Services reported a large decrease in the number of units sold in both communities. There were 2,162 housing units sold in Anchorage in 2023, down 24.1% compared to 2,849 in 2022. In the Matanuska Susitna Borough there were 1,636 homes sold in 2023, compared to 2,103 in 2022, a decrease of 22.2%.

The Board of Governors of the Federal Reserve System kept its benchmark interest rate target 5.25%-5.50% as of December 31, 2023 and as of March 31, 2024. The prime rate of interest has remained consistent at 8.50% as of December 31, 2023 and as of March 31, 2024.

Highlights and Summary of Performance - First Quarter of 2024

The Company reported net income and earnings per diluted share of $8.2 million and $1.48, respectively, for the first quarter of 2024 compared to net income and earnings per diluted share of $4.8 million and $0.84, respectively, for the first quarter of 2023. The increase in net income for the three-month period ending March 31, 2024 compared to the same period last year is primarily attributable to an increase in mortgage banking income, higher net interest income, a lower provision for credit losses, unrealized gains on marketable equity securities, and a gain on an other real estate ("OREO") sale.
•Net interest income in the first quarter of 2024 increased 6% to $26.4 million compared to $25.0 million in the first quarter of 2023.
•Net interest margin was 4.16% for the first quarter of 2024, an 8 basis point decrease from the first quarter of 2023. The decrease in the first quarter of 2024 compared to the same period in 2023 was primarily due to a higher interest costs which were only partially offset by higher yields on earning assets, a favorable change in the mix of earning-assets, and an increase in total earning assets.

•The weighted average interest rate for new loans booked in the first quarter of 2024 was 7.15% compared to 6.04% in the first quarter a year ago.
•Loans were $1.81 billion at March 31, 2024, up 1% from December 31, 2023 primarily as a result of commercial real estate and consumer mortgage loan growth.
•Total deposits were $2.43 billion at March 31, 2024, down 2% from December 31, 2023. Demand deposits decreased 5% at March 31, 2024 from December 31, 2023 and represent 29% of total deposits at March 31, 2024.
•The average cost of interest-bearing deposits for the quarter was 2.13% at March 31, 2024, up from 1.20% at March 31, 2023.
•Total liquid assets and investments and loans maturing within one year were $515.6 million and our funds available for borrowing under our existing lines of credit were $712.3 million at March 31, 2024.

Other financial measures are shown in the table below:

	Three Months Ended March 31,
	2024	2023
Return on average assets, annualized	1.19%	0.76%
Return on average shareholders' equity, annualized	13.84%	8.73%
Dividend payout ratio	41.32%	71.30%
Nonperforming assets: Nonperforming assets, net of government guarantees were $5.4 million at March 31, 2024 and $5.8 million at December 31, 2023. OREO, net of government guarantees was zero at March 31, 2024 and December 31, 2023. Nonperforming loans, net of government guarantees increased $258,000 or 5% to $5.3 million as of March 31, 2024 from $5.0 million as of December 31, 2023, primarily due to the transfer of one nonaccrual purchased receivable relationship to nonaccrual loans which was only partially offset by payoffs and pay downs in the first three months of 2024. $3.3 million, or 61% of nonperforming assets, net of government guarantees at March 31, 2024, are nonaccrual loans related to three commercial relationships.
Potential problem assets: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. These loans are closely monitored and their performance is reviewed by management on a regular basis. At March 31, 2024, management had identified $1.9 million potential problem loans unchanged from $1.9 million at December 31, 2023.

RESULTS OF OPERATIONS
Income Statement
    Net Income
    Net income for the first quarter of 2024 increased $3.4 million to $8.2 million as compared to $4.8 million for the same period in 2023. The increase in net income in the first quarter of 2024 as compared to the same quarter a year ago is largely attributable to a $2.0 million increase in mortgage banking income, a $1.4 million increase in net interest income, and a $392,000 gain on OREO sale.

    Net Interest Income/Net Interest Margin
    Net interest income for the first quarter of 2024 increased 6% or $1.4 million, to $26.4 million as compared to $25.0 million for the first quarter of 2023. The net interest margin decreased 8 basis points to 4.16% in the first quarter of 2024 as compared to 4.22% in the first quarter of 2023.
The increase in net interest income in the first quarter of 2024 compared to the same period in 2023 was primarily the result of increased interest on loans which was only partially offset by a decrease in interest income on investments and interest bearing deposits in other banks, as well as an increase in interest expense on interest-bearing deposits and borrowings.
The decrease in net interest margin in the first quarter of 2024 as compared to the same period of 2023 was primarily due to higher interest costs which were only partially offset by higher yields on earning assets, a favorable change in the mix of earning-assets, and an increase in total earning assets. Changes in net interest margin in the three-month period ended March 31, 2024 as compared to the same period in the prior year are detailed below:

Three Months Ended March 31, 2024 vs. March 31, 2023
Nonaccrual interest adjustments	—%
Interest rates on loans and liabilities and loan fees, all other loans	(0.35)%
Volume and mix of other interest-earning assets and liabilities	0.27%
Change in net interest margin	(0.08)%

Components of Net Interest Margin

The following table compares average balances and rates as well as margins on earning assets for the three-month periods ended March 31, 2024 and 2023. Average yields or costs are calculated on a tax-equivalent basis.

(Dollars in Thousands)	Three Months Ended March 31,
					Interest income/				Average Tax Equivalent
	Average Balances		Change		expense		Change		Yields/Costs[6]
	2024	2023	$	%	2024	2023	$	%	2024	2023	Change
Interest-bearing deposits in other banks[1]	$61,561	$130,929	($69,368)	(53)%	$838	$1,489	($651)	(44)%	5.38%	4.55%	0.83%
Taxable long-term investments[2]	670,937	727,610	(56,673)	(8)%	4,520	4,612	(92)	(2)%	2.82%	2.40%	0.42%
Loans held for sale	32,635	20,901	11,734	56%	500	290	210	72%	6.13%	5.54%	0.59%
Loans[3,4]	1,793,425	1,524,130	269,295	18%	29,950	23,404	6,546	28%	6.75%	6.28%	0.47%
Interest-earning assets[5]	2,558,558	2,403,570	154,988	6%	35,808	29,795	6,013	20%	5.69%	5.10%	0.59%
Nonearning assets	201,137	185,755	15,382	8%
Total	$2,759,695	$2,589,325	$170,370	7%

Interest-bearing demand	$906,047	$718,463	$187,584	26%	$4,426	$2,027	$2,399	118%	1.96%	1.14%	0.82%
Savings deposits	250,569	301,333	(50,764)	(17)%	280	340	(60)	(18)%	0.45%	0.46%	(0.01)%
Money market deposits	216,005	293,643	(77,638)	(26)%	837	783	54	7%	1.56%	1.08%	0.48%
Time deposits	359,302	229,998	129,304	56%	3,637	1,433	2,204	154%	4.07%	2.53%	1.54%
Total interest-bearing deposits	1,731,923	1,543,437	188,486	12%	9,180	4,583	4,597	100%	2.13%	1.20%	0.93%
Borrowings	23,944	24,366	(422)	(2)%	181	180	1	1%	2.95%	2.92%	0.03%
Total interest-bearing liabilities	1,755,867	1,567,803	188,064	12%	9,361	4,763	4,598	97%	2.14%	1.23%	0.91%
Non-interest bearing demand deposits	705,134	756,088	(50,954)	(7)%
Other liabilities	60,407	41,067	19,340	47%
Equity	238,287	224,367	13,920	6%
Total	$2,759,695	$2,589,325	$170,370	7%
Net interest income					$26,447	$25,032	$1,415	6%
Net interest margin									4.16%	4.22%	(0.06)%
Average loans to average interest-earning assets	70.10%	63.41%
Average loans to average total deposits	73.59%	66.28%
Average non-interest deposits to average total deposits	28.93%	32.88%
Average interest-earning assets to average interest-bearing liabilities	145.71%	153.31%

1Consists of interest bearing deposits in other banks and domestic CDs.
2Consists of investment securities available for sale, investment securities held to maturity, marketable equity securities, and investment in Federal Home Loan Bank stock.
3Interest income includes loan fees. Loan fees recognized during the period and included in the yield calculation totaled $1.0 million and $1.3 million in the first quarter of 2024 and 2023, respectively.
4Nonaccrual loans are included with a zero effective yield. Average nonaccrual loans included in the computation of the average loan balances were $5.7 million and $7.1 million in the first quarter of 2024 and 2023, respectively.
5The Company does not have any fed funds sold or securities purchased with agreements to resell to disclose as part of its total interest-earning assets in the periods presented.
6Tax-equivalent yields/costs assume a federal tax rate of 21% and state tax rate of 7.43% for a combined tax rate of 28.43%.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending March 31, 2024 and 2023. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates. The Company did not have any fed funds sold or securities purchased with agreements to resell for the three-month periods ending March 31, 2024 and 2023.

(In Thousands)	Three Months Ended March 31, 2024 vs. 2023
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Short-term investments	($887)	$236	($651)
Taxable long-term investments	(278)	186	(92)
Loans held for sale	183	27	210
Loans	4,471	2,075	6,546
Total interest income	$3,489	$2,524	$6,013

Interest Expense:
Interest-bearing demand	$310	$2,089	$2,399
Savings deposits	(54)	(6)	(60)
Money market deposits	(241)	295	54
Time deposits	1,056	1,148	2,204
Interest-bearing deposits	1,071	3,526	4,597
Borrowings	(2)	3	1
Total interest expense	$1,069	$3,529	$4,598

Provision for Credit Losses
The provision for credit loss expense is the amount of expense that, based on our judgment, is required to maintain the Allowance for Credit Losses (“ACL”) at an appropriate level under the Current Expected Credit Losses (“CECL”) model. The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. The following table presents the major categories of credit loss expense:

	Three Months Ended March 31,
(In Thousands)	2024	2023
Credit loss expense on loans held for investment	$221	$259
Credit loss expense on unfunded commitments	(72)	101
Credit loss expense on available for sale debt securities	—	—
Credit loss expense on held to maturity securities	—	—
Credit loss expense on purchased receivables	—	—
Total credit loss expense	$149	$360
The decrease in the provision for credit losses for the three-month periods ending March 31, 2024 as compared to the same period in 2023 is primarily the result of a decrease in estimated loss rates for both loans and unfunded commitments that was only partially offset by growth in outstanding balances and a specific allowance for one individually evaluated loan. Fluctuations in the provision for credit losses in the future will be dependent upon changes in economic conditions and forecasts, as well as loan portfolio composition, quality, and duration.
Other Operating Income
Other operating income for the three-month period ended March 31, 2024 increased $2.9 million, or 60%, to $7.8 million as compared to $4.9 million for the same period in 2023, primarily due to a $2.0 million increase in mortgage banking income in the first quarter of 2024 compared to the same quarter a year ago as well as a $537,000 increase in the fair value of marketable equity securities and a $368,000 increase in purchased receivable income. The increase in mortgage banking income in the three-month period ended March 31, 2024 as compared to the same period in 2023 was primarily due to increased production volume due to stabilizing mortgage interest rates.

Other Operating Expense
Other operating expense for the first quarter of 2024 increased $129,000, or 1%, to $23.6 million as compared to $23.5 million for the same period in 2023 is primarily due to a $304,000 increase in data processing expense and a $222,000 increase in insurance expense, which was only partially offset by a decrease in OREO expense due to subsequent proceeds received in the first quarter of 2024 that are related to a government guarantee on an OREO property sold in December 2022.
Income Taxes
For the first quarter of 2024, Northrim recorded a higher effective tax rate as compared to the same period in 2023 as a result of a decrease in tax credits and tax exempt interest income as a percentage of pre-tax income in 2024. In the first quarter of 2024, Northrim recorded $2.3 million in state and federal income tax expense, for an effective tax rate of 21.94% compared to $1.2 million and 20.44% for the same period in 2023.

FINANCIAL CONDITION
    Balance Sheet Overview
Investment Securities
Investment Securities include investment securities available for sale, investment securities held to maturity, and marketable equity securities, at March 31, 2024 decreased 7% to $642.7 million from $687.8 million at December 31, 2023 primarily due to maturities and calls of available for sale securities during the first three months of 2024.

The table below details portfolio investment balances by portfolio investment type for the periods indicated:

	March 31, 2024		December 31, 2023
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
	Balance	% of total	Balance	% of total
U.S. Treasury and government sponsored entities	$524,781	81.7%	$564,125	82.1%
Municipal securities	—	—%	816	0.1%
Corporate bonds	45,420	7.1%	50,374	7.3%
Collateralized loan obligations	59,028	9.2%	59,371	8.6%
Preferred stock	13,467	2.1%	13,153	1.9%
Total	$642,696		$687,839

The average estimated duration of the investment portfolio at March 31, 2024, was approximately 2.7 years. As of March 31, 2024, $48.8 million of available for sale securities with a weighted average yield of 1.83% are scheduled to mature in the next six months, $40.1 million with a weighted average yield of 0.66% are scheduled to mature in six months to one year, and $238.1 million with a weighted average yield of 1.52% are scheduled to mature in the following year, representing a total of $326.9 million or 13% of earning assets that are scheduled to mature in the next 24 months.
Loans and Lending Activities
The following table presents the concentration distribution of the loan portfolio, net of deferred fees and costs, as of the dates indicated:

	March 31, 2024		December 31, 2023
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial & industrial loans	$396,994	21.9%	$411,387	23.0%
Commercial real estate:
Owner occupied properties	370,899	20.5%	366,741	20.5%
Non-owner occupied and multifamily properties	526,269	29.0%	515,528	28.8%
Residential real estate:
1-4 family residential properties secured by first liens	218,848	12.1%	203,738	11.4%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	35,683	2.0%	33,996	1.9%
1-4 family residential construction loans	27,538	1.5%	30,976	1.7%
Other construction, land development and raw land loans	152,162	8.4%	148,373	8.3%
Obligations of states and political subdivisions in the US	30,254	1.7%	30,407	1.7%
Agricultural production, including commercial fishing	43,457	2.4%	41,007	2.3%
Consumer loans	6,506	0.4%	6,241	0.3%
Other loans	2,525	0.1%	1,103	0.1%
Total loans	$1,811,135		$1,789,497
Loans increased by $21.6 million, or 1%, to $1.811 billion at March 31, 2024 from $1.789 billion at December 31, 2023, primarily as a result of increased commercial real estate and consumer mortgage loans.

Information about industry concentrations

The Company defines “direct exposure” to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $88.0 million, or approximately 5% of loans as of March 31, 2024 have direct exposure to the oil and gas industry as compared to $96.1 million, or approximately 5% of loans as of December 31, 2023. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $42.6 million and $38.6 million at March 31, 2024 and December 31, 2023, respectively. The portion of the

Company's ACL that related to the loans with direct exposure to the oil and gas industry was estimated at $807,000 as of March 31, 2024 and $884,000 as of December 31, 2023.

    The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	March 31, 2024	December 31, 2023
Commercial & industrial loans	$70,222	$77,917
Commercial real estate:
Owner occupied properties	11,170	11,410
Non-owner occupied and multifamily properties	5,285	5,434
Other loans	1,339	1,357
Total	$88,016	$96,118

The Company monitors other concentrations within the loan portfolio depending on trends in the current and future estimated economic conditions. At March 31, 2024, the Company had $123.1 million, or 7% of portfolio loans, in the Healthcare sector, $108.6 million, or 6% of portfolio loans, in the Tourism sector, $92.6 million, or 5% of portfolio loans, in the Accommodations sector, $74.0 million, or 4% of portfolio loans, in the Fishing sector, $74.0 million, or 4% of portfolio loans, in the Retail sector, $59.6 million, or 3% of portfolio loans, in the Aviation (non-tourism) sector, and $52.5 million, or 3% in the Restaurant sector.
The portion of the Company's ACL that related to the loans with exposure to these industries is estimated at the following amounts as of March 31, 2024:

(In Thousands)	Tourism	Aviation (non-tourism)	Healthcare	Retail	Fishing	Restaurant	Accommodations	Total
ACL	$650	$574	$1,013	$653	$461	$389	$849	$4,589

Credit Quality and Nonperforming Assets
The following table sets forth information regarding our nonperforming loans and total nonperforming assets for the periods indicated:

	March 31,	December 31,
(In Thousands)	2024	2023
Nonaccrual loans	$5,260	$6,069
Loans 90 days past due and accruing	—	—
Total nonperforming loans	$5,260	$6,069
Nonperforming loans guaranteed by government	—	(1,067)
Net nonperforming loans	$5,260	$5,002
Nonperforming purchased receivables	183	808
Net nonperforming assets	$5,443	$5,810
Nonperforming loans, net of government guarantees / portfolio loans	0.29%	0.28%
Nonperforming loans, net of government guarantees / portfolio loans, net of government guarantees	0.31%	0.30%
Nonperforming assets, net of government guarantees / total assets	0.20%	0.21%
Nonperforming assets, net of government guarantees / total assets net of government guarantees	0.21%	0.21%

Adversely classified loans, net of government guarantees	$7,206	$7,057
Special mention loans, net of government guarantees	$9,976	$6,580
Loans 30-89 days past due and accruing, net of government guarantees /portfolio loans	0.03%	0.03%
Loans 30-89 days past due and accruing, net of government guarantees /
portfolio loans, net of government guarantees	0.04%	0.03%

Allowance for credit losses / portfolio loans	0.97%	0.97%
Allowance for credit losses / portfolio loans, net of government guarantees	1.03%	1.02%
Allowance for credit losses / nonperforming loans, net of government
guarantees	333%	345%

Gross loan charge-offs for the quarter	$25	$281
Gross loan recoveries for the quarter	($67)	($185)
Net loan (recoveries) charge-offs for the quarter	($42)	$96
Net loan (recoveries) charge-offs year-to-date	($42)	($38)
Net loan (recoveries) charge-offs for the quarter / average loans, for the quarter	—%	0.01%
Net loan (recoveries) charge-offs year-to-date / average loans,
year-to-date annualized	—%	—%

Allowance for Credit Losses
The following table sets forth information regarding changes in the ACL for the periods indicated:

	Three Months Ended March 31,
(In Thousands)	2024	2023
Balance at beginning of period	$17,270	$13,838
Agricultural production, including commercial fishing	(25)	—
Consumer loans	—	(14)
Total charge-offs	(25)	(14)
Recoveries:
Commercial & industrial loans	60	65
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	6	7
Consumer loans	1	2
Total recoveries	67	74
Net, recoveries	42	60
Provision for credit losses	221	259
Balance at end of period	$17,533	$14,157
    The following table sets forth information regarding changes in the ACL for unfunded commitments for the periods indicated:

	Three Months Ended March 31,
(In Thousands)	2024	2023
Balance at beginning of period	$2,418	$1,970
(Benefit) provision for credit losses	(72)	101
Balance at end of period	$2,346	$2,071
The ACL for loans held for investment at March 31, 2024 increased $263,000 from December 31, 2023 primarily due to higher non-government guaranteed loan balances, changes in management's CECL model assumptions, and an increase in the allowance for loans individually evaluated. These changes were only partially offset by a decrease in the Company's forecasted future economic drivers. While management believes that it uses the best information available to determine the ACL, unforeseen market conditions and other events could result in adjustment to the ACL, and net income could be significantly affected if circumstances differed substantially from the assumptions used in making the final determination of the ACL.
Deposits
Deposits are the Company’s primary source of funds. Total deposits decreased $51.0 million, or 2%, to $2.434 billion as of March 31, 2024 compared to $2.485 billion as of December 31, 2023, primarily due to seasonality. The following table summarizes the Company's composition of deposits as of the periods indicated:

	March 31, 2024		December 31, 2023
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$714,244	29%	$749,683	31%
Interest-bearing demand	889,581	37%	927,291	37%
Savings deposits	246,902	10%	255,338	10%
Money market deposits	209,785	9%	221,492	9%
Time deposits	373,571	15%	331,251	13%
Total deposits	$2,434,083		$2,485,055

The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 85% of total deposits at March 31, 2024 and 87% of total deposits at December 31, 2023.
    The only deposit category with stated maturity dates is certificates of deposit. At March 31, 2024, the Company had $373.6 million in certificates of deposit as compared to certificates of deposit of $331.3 million at December 31, 2023. At March 31, 2024, $324.2 million, or 87%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $268.5 million, or 81%, of total certificates of deposit at December 31, 2023. The aggregate amount of certificates of deposit in amounts of $250,000 and greater at March 31, 2024 and December 31, 2023, was $165.9 million and $142.1 million, respectively. The following table sets forth the amount outstanding of deposits in amounts of $250,000 and greater by time remaining until maturity and percentage of total deposits as of March 31, 2024:

	Time Certificates of Deposit
	of $250,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$23,280	14%
Over 3 through 6 months	32,733	20%
Over 6 through 12 months	85,326	51%
Over 12 months	24,587	15%
Total	$165,926	100%

At March 31, 2024, 70% of total deposits were held in business accounts and 30% of deposit balances were held in consumer accounts. Northrim had approximately 33,000 deposit customers with an average balance of $73,000 as of March 31, 2024. Northrim had 19 customers with balances over $10 million as of March 31, 2024 which accounted for $459.9 million, or 19%, of total deposits.

Uninsured deposits totaled approximately $989.5 million or 41% of total deposits as of March 31, 2024 compared to $1.0 billion or 41% of total deposits as of December 31, 2023. Since interest rates began increasing in 2023, Northrim has taken a proactive, targeted approach to increase deposit rates. There was no unusual deposit activity during the first three months of 2024.

Borrowings
    FHLB: The Bank is a member of the Federal Home Loan Bank of Des Moines (the “FHLB”). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Bank’s assets. At March 31, 2024, our maximum borrowing line from the FHLB was approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. Based on the Company's current collateral pledged to the FHLB, less outstanding advances, the Company's borrowing line is $359.5 million as of March 31, 2024. The Company has outstanding advances of $13.6 million as of March 31, 2024 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. These advances have original terms of either 18 or 20 years with 30 year amortization periods and fixed interest rates ranging from 1.23% to 3.25%.

    Federal Reserve Bank: The Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”) is holding $70.0 million of securities as collateral to secure the Company's ability to take advances through the discount window on March 31, 2024. There were no discount window advances outstanding at either March 31, 2024 or December 31, 2023.

    Other Short-term Borrowings: The Company is subject to provisions under Alaska state law, which generally limit the amount of outstanding debt to 35% of total assets or $959.4 million at March 31, 2024 and $975.9 million at December 31, 2023.

    At March 31, 2024 and December 31, 2023, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
    Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advances noted above as of March 31, 2024 or December 31, 2023.

Liquidity and Capital Resources
    The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company. Given that the Bank currently meets and the Bank anticipates that it will continue to meet, all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards, the Company expects to continue to receive dividends from the Bank during the remainder of 2024. Other available sources of liquidity for the bank holding company include the issuance of debt and the issuance of common or preferred stock. As of March 31, 2024, the Company has 10.0 million authorized shares of common stock, of which 5.5 million are issued and outstanding, leaving 4.5 million shares available for issuance. Additionally, the Company has 2.5 million authorized shares of preferred stock available for issuance.
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
The Company had cash and cash equivalents of $80.4 million, or 3% of total assets at March 31, 2024 compared to $118.5 million, or 4% of total assets as of December 31, 2023. The decrease in cash and cash equivalents since the end of 2023 is primarily due to an increase in loans and a decrease in deposits. The Company had other comprehensive income, net of tax, of $404,000 for the three-month period ending March 31, 2024 primarily due to unrealized holding gains on available for sale securities. Accumulated unrealized losses, net of income taxes on available for sale securities, which are recorded in total shareholders' equity, are $17.2 million as of March 31, 2024. Accumulated unrealized losses, net of income taxes on held to maturity securities, which are not recorded in shareholders' equity, are $2.4 million as of March 31, 2024. Management does not believe that liquidation of these securities, which would result in realized losses, will occur prior to maturity of these securities. As of March 31, 2024, the weighted average maturity of available for sale securities is 2.7 years, compared to 2.8 years at December 31, 2023, and 3.3 years at December 31, 2022. At March 31, 2024, $150.9 million available for sale securities mature within one year, $156.0 million mature within one to two years, and $158.1 million mature within two to three years. Our total unfunded commitments to fund loans and letters of credit at March 31, 2024 were $483.0 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. At March 31, 2024, certificates of deposit totaling $324.2 million are scheduled to mature over the next 12 months and may be withdrawn from the Bank. Similar to loans, we do not expect that these maturing certificates of deposit, or other non-maturity deposits, to be withdrawn from the Bank in a manner that will strain liquidity; however, unforeseen future circumstances or events may cause higher than anticipated withdrawal of deposits or draws of unfunded commitments to fund new loans. Management believes that cash requirements to fund future non-deposit and non-borrowing liabilities, including operating lease liabilities and other liabilities, as of March 31, 2024, are not material to the Company's liquidity position as of March 31, 2024.
The Company has other available sources of liquidity to fund unforeseen liquidity requirements. These include borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At March 31, 2024, our liquid assets, which include investments and loans maturing within a year, were $515.6 million. Our funds available for borrowing under our existing lines of credit based on loans currently pledged and investments available to be pledged as collateral were $712.3 million. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient for the foreseeable future.
As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 “Financial Statements” of this report, net cash used by operating activities was $5.5 million for the first three months of 2024, primarily due to cash used in connection with the origination of loans held for sale, which was only partially offset by cash provided by net income and net proceeds from the sale of loans held for sale. Net cash provided by investing activities was $22.6 million for the same period, primarily due to maturities and calls of available for sale securities which was only partially offset by an increase in loans. Net cash used by financing activities in the same period was $55.2 million, primarily due to a decreases in deposits and to a lesser extent by cash dividends paid to shareholder and repurchases of common stock.

Throughout our history, the Company has periodically repurchased for cash a portion of its shares of common stock in the open market. The Company repurchased 15,034 shares of its common stock under the Company's previously announced repurchase programs in the first three months of 2024. At March 31, 2024, there are 110,000 shares remaining under the repurchase program. The Company may elect to continue to repurchase our common stock from time-to-time depending upon market conditions, but we can make no assurances that we will continue this program or that we will authorize additional shares for repurchase.
Capital Requirements and Ratios
    We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of March 31, 2024, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

    The table below illustrates the capital requirements in effect for the periods noted for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain capital ratios for the Bank in 2024, exceeding the FDIC’s requirements for the “well-capitalized” classification. The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering completed in the fourth quarter of 2005 is included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $10 million more in regulatory capital than the Bank at March 31, 2024, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

March 31, 2024
Total risk-based capital	8.00%	10.00%	12.47%	11.02%
Tier 1 risk-based capital	6.00%	8.00%	11.55%	10.09%
Common equity tier 1 capital	4.50%	6.50%	11.10%	10.09%
Leverage ratio	4.00%	5.00%	9.01%	7.87%

    See Note 22 of the Consolidated Financial Statements in Part II. Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for a detailed discussion of the capital ratios. The requirements for “well-capitalized” come from the Prompt Corrective Action rules. See Part I. Item 1 - Business - Supervision and Regulation in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. These rules apply to the Bank but not to the Company. Under the rules of the Federal Reserve Bank, a bank holding company such as the Company is generally defined to be “well capitalized” if its Tier 1 risk-based capital ratio is 8.0% or more and its total risk-based capital ratio is 10.0% or more.

Critical Accounting Policies

    Our critical accounting policies are described in detail in Part II. Item 7, Management’s Discussion and Analysis, and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The SEC defines “critical accounting policies” as those that require application of management's most difficult, subjective or complex judgments as a result of the need to make “critical accounting estimates”, which are estimates that involve estimation uncertainty that has had or is reasonably likely to have a material impact on the Company's financial condition or results of operations. The Company's critical accounting policies include allowance for credit losses, valuation of goodwill and other intangible assets, and the valuation of mortgage servicing rights. There have been no material changes to the valuation techniques or assumptions within the models, that affect our estimates during 2024 except as noted below.

Allowance for Credit Losses Policy: For loan pools that utilize the discounted cash flow ("DCF") method, the Company utilizes complex models to obtain reasonable and supportable forecasts to calculate two predictive metrics, the probability of default ("PD") and loss given default ("LGD"). The PD measures the probability that a loan will default within a given time horizon and is an assumption derived from regression models which determine the relationship between historical defaults and certain economic variables. As of December 31, 2023, management used a DCF method for eight of its 11 loan pools, which represented 96% of the amortized cost basis of total loan pools at December 31, 2023. The weighted average remaining life method was used for the remaining three loan pools primarily because loan level data constraints preclude the use of the DCF model. As of December 31, 2023, management utilized and forecasted U.S. unemployment as the sole loss driver for all of the loan pools that utilize the DCF method. The Company's regression models for PD as of these time periods utilize peer historical loan level default data. Peers for this purpose include banks in the United States with total assets between $1 billion and $5 billion whose loan portfolios share certain characteristics with the Company's loan portfolio. Peers differ by loan segment; a bank is included in the peer group for each loan segment under the following circumstances:
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

As of January 1, 2024, management uses a DCF method for seven of its 11 loan pools, which represented 95% of the amortized cost basis of total loan pools at March 31, 2024. The weighted average remaining life method was used for the remaining four loan pools; management changed the consumer pool to the remaining life method primarily because the regression model under the DCF model for this pool fell outside of acceptable levels for certain statistical tests performed by management to determine the appropriateness of model method selections.
Additionally, as of January 1, 2024, management utilizes and forecasts both U.S. unemployment and U.S. Gross Domestic Product in a multi-loss driver model for all of the loan pools that utilize the DCF method. The Company's regression models for PD as of January 1, 2024 utilize peer historical loan level default data. Peers for this purpose include banks in the United States with total assets between $1 billion and $5 billion whose loan portfolios share certain characteristics with the Company's loan portfolio. Peers differ by loan segment; a bank is included in the peer group for each loan segment under the following circumstances:
•The percentage the balance of the loan segment compared to total loans over a five year look back period is within 0.5 standard deviations of the Company's data, and
•The percentage of total charge offs for the loan segment over a five year look back period is within 0.25 standard deviation of the Company's data; and
•The percentage of total charge offs for the loan segment during the recessionary period from the fourth quarter of 2008 to the fourth quarter of 2012 is within 0.25 standard deviation of the Company's data.

There were no other changes to estimates and assumptions used in the Company's Allowance for Credit Losses since December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Our assessment of market risk as of March 31, 2024 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of March 31, 2024, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Part I. Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as updated by the Company's periodic filings with the SEC. These risk factors have not changed materially as of March 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)-(b) Not applicable

(c) The Company repurchased 15,034 shares of its common stock during the three-month period ending March 31, 2024.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Shares (or Unit)	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Plans or Programs	Maximum Number (1) (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
Month No. 1
January 1, 2024 - January 31, 2024	15,034	$52.46	15,034	110,000
Month No. 2
February 1, 2024 - February 29, 2024	—	$—	—	110,000
Month No. 3
March 1, 2024 - March 31, 2024	—	$—	—	110,000
Total	15,034	$52.46	15,034	110,000
    (1) On January 26, 2024, the Company publicly announced that its Board of Directors had authorized the repurchase of up to an additional 110,000 shares of common stock. The Company intends to continue to repurchase its stock from time to time depending upon market conditions, but we can make no assurances that we will continue this program.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page for the Company's Quarterly Report on 10-Q for the quarter ended March 31, 2024 - formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NORTHRIM BANCORP, INC.

May 3, 2024	By	/s/ Michael G. Huston
Michael G. Huston
President, Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

May 3, 2024	By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)