Form 10-Q
period 2024-09-30
NORTHRIM BANCORP INC
filed 2024-10-30
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☐ Yes  ☒ No

The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at October 30, 2024 was 5,501,943.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the consolidated financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2024	December 31, 2023
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$42,805	$27,457
Interest bearing deposits in other banks	60,071	91,073
Investment securities available for sale, at fair value	545,210	637,936
Marketable equity securities	12,957	13,153
Investment securities held to maturity, at amortized cost	36,750	36,750
Investment in Federal Home Loan Bank stock	4,318	2,980
Loans held for sale	97,937	31,974
Loans	2,007,565	1,789,497
Allowance for credit losses, loans	(19,528)	(17,270)
Net loans	1,988,037	1,772,227
Purchased receivables, net	23,564	36,842
Mortgage servicing rights, at fair value	21,570	19,564
Premises and equipment, net	39,625	40,693
Operating lease right-of-use assets	7,616	9,092
Goodwill	15,017	15,017
Other intangible assets, net	950	950
Other assets	66,965	71,789
Total assets	$2,963,392	$2,807,497
LIABILITIES
Deposits:
Demand	$763,595	$749,683
Interest-bearing demand	979,238	927,291
Savings	245,043	255,338
Money market	201,821	221,492
Certificates of deposit less than $250,000	219,838	189,106
Certificates of deposit $250,000 and greater	216,032	142,145
Total deposits	2,625,567	2,485,055
Borrowings	13,354	13,675
Junior subordinated debentures	10,310	10,310
Operating lease liabilities	7,635	9,092
Other liabilities	46,476	54,647
Total liabilities	2,703,342	2,572,779
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 5,501,943 and 5,513,459 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	5,502	5,513
Additional paid-in capital	9,460	9,605
Retained earnings	251,842	236,037
Accumulated other comprehensive loss, net of tax	(6,754)	(16,437)
Total shareholders' equity	260,050	234,718
Total liabilities and shareholders' equity	$2,963,392	$2,807,497
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Per Share Data)	2024	2023	2024	2023
Interest and Dividend Income
Interest and fees on loans and loans held for sale	$34,863	$29,097	$97,680	$79,104
Interest on investment securities available for sale	3,408	4,012	10,682	11,942
Dividends on marketable equity securities	209	199	679	542
Interest on investment securities held to maturity	467	473	1,419	1,420
Dividends on Federal Home Loan Bank stock	80	43	214	114
Interest on deposits in other banks	389	584	1,459	2,901
Total Interest and Dividend Income	39,416	34,408	112,133	96,023
Interest Expense
Interest expense on deposits	10,123	7,138	28,779	17,835
Interest expense on borrowings	357	825	729	1,381
Interest expense on junior subordinated debentures	94	95	283	283
Total Interest Expense	10,574	8,058	29,791	19,499
Net Interest Income	28,842	26,350	82,342	76,524
Provision for credit losses	2,063	1,190	2,092	2,957
Net Interest Income After Provision for Credit Losses	26,779	25,160	80,250	73,567
Other Operating Income
Mortgage banking income	7,047	4,405	16,962	10,326
Bankcard fees	1,196	1,022	3,218	2,916
Purchased receivable income	1,033	1,180	3,620	3,175
Service charges on deposit accounts	605	550	1,726	1,512
Unrealized gain (loss) on marketable equity securities	576	12	830	(445)
Other income	1,130	833	2,652	2,406
Total Other Operating Income	11,587	8,002	29,008	19,890
Other Operating Expense
Salaries and other personnel expense	17,549	15,657	49,593	46,324
Data processing expense	2,618	2,589	7,878	7,321
Occupancy expense	1,911	1,857	5,716	5,611
Professional and outside services	903	803	2,384	2,326
Marketing expense	860	499	2,063	1,996
Insurance expense	596	640	2,067	1,844
OREO expense, net rental income and gains on sale	2	(784)	(387)	(766)
Intangible asset amortization expense	—	4	—	11
Other operating expense	2,289	1,631	6,246	5,521
Total Other Operating Expense	26,728	22,896	75,560	70,188
Income Before Provision for Income Taxes	11,638	10,266	33,698	23,269
Provision for income taxes	2,813	1,892	7,654	4,488
Net Income	$8,825	$8,374	$26,044	$18,781
Earnings Per Share, Basic	$1.60	$1.50	$4.73	$3.34
Earnings Per Share, Diluted	$1.57	$1.48	$4.67	$3.30
Weighted Average Common Shares Outstanding, Basic	5,501,943	5,569,238	5,500,703	5,630,948
Weighted Average Common Shares Outstanding, Diluted	5,583,055	5,624,906	5,574,135	5,688,687
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Net income	$8,825	$8,374	$26,044	$18,781
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized holding gains arising during the period	$10,591	$1,320	$13,689	$5,025
Derivatives and hedging activities:
Unrealized holding gains (losses) arising during the period	(488)	639	(160)	621
Income tax expense related to unrealized (gains) losses	(2,872)	(557)	(3,847)	(1,606)
Other comprehensive income, net of tax	7,231	1,402	9,682	4,040
Comprehensive income	$16,056	$9,776	$35,726	$22,821

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
 See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of Tax	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2024	5,513	$5,513	$9,605	$236,037	($16,437)	$234,718
Cash dividend on common stock ($0.61 per share)	—	—	—	(3,388)	—	(3,388)
Stock-based compensation expense	—	—	208	—	—	208
Exercise of stock options and vesting of restricted stock units, net	1	1	(27)	—	—	(26)
Repurchase of common stock	(14)	(14)	(774)	—	—	(788)
Other comprehensive gain, net of tax	—	—	—	—	404	404
Net income	—	—	—	8,199	—	8,199
Balance as of March 31, 2024	5,500	$5,500	$9,012	$240,848	($16,033)	$239,327
Cash dividend on common stock ($0.61 per share)	—	—	—	(3,393)	—	(3,393)
Stock-based compensation expense	—	—	219	—	—	219
Exercise of stock options and vesting of restricted stock units, net	2	2	(23)	—	—	(21)
Other comprehensive gain, net of tax	—	—	—	—	2,048	2,048
Net income	—	—	—	9,020	—	9,020
Balance as of June 30, 2024	5,502	$5,502	$9,208	$246,475	($13,985)	$247,200
Cash dividend on common stock ($0.62 per share)	—	—	—	(3,458)	—	(3,458)
Stock-based compensation expense	—	—	265	—	—	265
Exercise of stock options and vesting of restricted stock units, net	—	—	(13)	—	—	(13)
Other comprehensive gain, net of tax	—	—	—	—	7,231	7,231
Net income	—	—	—	8,825	—	8,825
Balance as of September 30, 2024	5,502	$5,502	$9,460	$251,842	($6,754)	$260,050
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In Thousands)	2024	2023
Operating Activities:
Net income	$26,044	$18,781
Adjustments to Reconcile Net Income to Net Cash (Used) by Operating Activities:
Depreciation and amortization of premises and equipment	2,712	2,430
Amortization of software	511	865
Intangible asset amortization	—	11
Amortization of investment security premium, net of discount accretion	309	376
Unrealized (gain) loss on marketable equity securities	(830)	445
Stock-based compensation	692	619
Deferred loan fees and amortization, net of costs	190	(324)
Provision for credit losses	2,092	2,957
Additions to home mortgage servicing rights carried at fair value	(3,080)	(2,440)
Change in fair value of home mortgage servicing rights carried at fair value	1,074	1,679
Change in fair value of commercial servicing rights carried at fair value	155	144
Gain on sale of loans	(10,247)	(6,366)
Proceeds from the sale of loans held for sale	390,907	267,165
Origination of loans held for sale	(446,623)	(296,412)
Gain on sale of other real estate owned	(392)	(929)
Impairment on other real estate owned	—	123
Net changes in assets and liabilities:
(Increase) in accrued interest receivable	(951)	(3,265)
Decrease in other assets	—	1,903
(Decrease) increase in other liabilities	(6,808)	1,127
Net Cash (Used) by Operating Activities	(44,245)	(11,111)
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(19,517)	(6,000)
Purchases of marketable equity securities	(1,964)	(324)
Purchases of FHLB stock	(24,872)	(5,441)
Proceeds from sales/calls/maturities of securities available for sale	125,625	35,528
Proceeds from calls of marketable equity securities	2,989	—
Proceeds from redemption of FHLB stock	23,534	2,923
Decrease (increase) in purchased receivables, net	13,278	(14,584)
Increase in loans, net	(241,563)	(218,121)
Proceeds from the sale of loans	23,469	—
Proceeds from sale of other real estate owned	392	929
Purchases of software	(419)	(104)
Purchases of premises and equipment	(1,644)	(5,529)
Net Cash (Used) by Investing Activities	(100,692)	(210,723)
Financing Activities:
Increase in deposits	140,512	40,719
(Decrease) increase in borrowings	(321)	49,686
Repurchase of common stock	(788)	(6,539)
Cash dividends paid	(10,120)	(10,154)
Net Cash Provided by Financing Activities	129,283	73,712
Net Change in Cash and Cash Equivalents	(15,654)	(148,122)
Cash and Cash Equivalents at Beginning of Period	118,530	259,350
Cash and Cash Equivalents at End of Period	$102,876	$111,228

Supplemental Information:
Income taxes paid	$3,488	$2,031
Interest paid	$29,286	$18,340
Noncash commitments to invest in Low Income Housing Tax Credit Partnerships	$—	$14,273
Transfer of loans to other real estate owned	$—	$273
Non-cash lease liability arising from obtaining right of use assets	$265	$423
Cash dividends declared but not paid	$119	$106

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements and corresponding footnotes have been prepared by Northrim BanCorp, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end Consolidated Balance Sheet data was derived from the Company's audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company owns a 100% interest in Residential Mortgage Holding Company, LLC, the parent company of Residential Mortgage, LLC (collectively “RML”) and consolidates their balance sheets and income statement into its financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company determined that it operates in two primary operating segments: Community Banking and Home Mortgage Lending. The Company has evaluated subsequent events and transactions for potential recognition or disclosure. Operating results for the interim period ended September 30, 2024 are not necessarily indicative of the results anticipated for the year ending December 31, 2024. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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

2. Investment Securities
Marketable Equity Securities
The Company held marketable equity securities with fair values of $13.0 million and $13.2 million at September 30, 2024 and December 31, 2023, respectively. The gross realized and unrealized gains (losses) recognized on marketable equity securities in other operating income in the Company's Consolidated Statements of Income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Unrealized gain (loss) on marketable equity securities	$576	$12	$830	($445)
Total	$576	$12	$830	($445)

Debt securities
Debt securities have been classified in the financial statements as available for sale or held to maturity. The following table summarizes the amortized cost, estimated fair value, and the Allowance for Credit Losses (“ACL”) of debt securities and the corresponding amounts of gross unrealized gains and losses of available-for-sale securities recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses of held to maturity securities at the periods indicated:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2024
Securities available for sale
U.S. Treasury and government sponsored entities	$500,436	$1,094	($11,607)	$—	$489,923
Corporate bonds	9,011	20	(229)	—	8,802
Collateralized loan obligations	46,405	87	(7)	—	46,485
Total securities available for sale	$555,852	$1,201	($11,843)	$—	$545,210

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2024
Securities held to maturity
Corporate bonds	$36,750	$—	($2,135)	$34,615
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$36,750	$—	($2,135)	$34,615

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2023
Securities available for sale
U.S. Treasury and government sponsored entities	$587,639	$451	($23,965)	$—	$564,125
Municipal securities	820	—	(4)	—	816
Corporate bonds	14,014	28	(418)	—	13,624
Collateralized loan obligations	59,795	12	(436)	—	59,371
Total securities available for sale	$662,268	$491	($24,823)	$—	$637,936

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Securities held to maturity
Corporate bonds	$36,750	$—	($3,337)	$33,413
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$36,750	$—	($3,337)	$33,413

Gross unrealized losses on available for sale securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2024 and December 31, 2023 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2024
Securities available for sale
U.S. Treasury and government sponsored entities	$9,991	($9)	$434,211	($11,598)	$444,202	($11,607)
Corporate bonds	—	—	4,783	(229)	4,783	(229)
Collateralized loan obligations	—	—	4,988	(7)	4,988	(7)
Total	$9,991	($9)	$443,982	($11,834)	$453,973	($11,843)

December 31, 2023:
Securities available for sale
U.S. Treasury and government sponsored entities	$9,997	($3)	$528,574	($23,962)	$538,571	($23,965)
Corporate bonds	—	—	6,599	(418)	6,599	(418)
Collateralized loan obligations	3,909	(91)	43,149	(345)	47,058	(436)
Municipal securities	—	—	816	(4)	816	(4)
Total	$13,906	($94)	$579,138	($24,729)	$593,044	($24,823)

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

At September 30, 2024, the Company had 50 available for sale securities in an unrealized loss position without an ACL. At September 30, 2024, the Company had five held to maturity securities in an unrealized loss position without an ACL. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2024, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, primarily changes in interest rates, and therefore no losses have been recognized in the Company's Consolidated Statements of Income.

At September 30, 2024 and December 31, 2023, carrying amounts of $179.2 million and $180.1 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and estimated fair values of debt securities at September 30, 2024, are distributed by contractual maturity as shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
US Treasury and government sponsored entities
Within 1 year	$176,092	$174,118
1-5 years	324,344	315,805
Total	$500,436	$489,923
Corporate bonds
Within 1 year	$3,999	$4,019
1-5 years	15,012	14,722
5-10 years	26,750	24,676
Total	$45,761	$43,417
Collateralized loan obligations
5-10 years	$27,405	$27,432
Over 10 years	19,000	19,053
Total	$46,405	$46,485

There were no proceeds from sales of investment securities for the three or nine-month periods ending September 30, 2024 and 2023.
A summary of interest income for the three and nine-month periods ending September 30, 2024 and 2023, on available for sale investment securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
US Treasury and government sponsored entities	$2,443	$2,794	$7,511	$8,424
Other	965	1,214	3,168	3,505
Total taxable interest income	$3,408	$4,008	$10,679	$11,929
Municipal securities	$—	$4	$3	$13
Total tax-exempt interest income	$—	$4	$3	$13
Total	$3,408	$4,012	$10,682	$11,942

3.  Loans and Allowance for Credit Losses
Loans Held for Sale
Loans held for sale are comprised entirely of 1-4 family residential mortgage loans as of September 30, 2024 and December 31, 2023. The Company designates loans held for sale as either carried at fair value or the lower of cost or fair value at loan level at origination.
Loans Held for Investment
The following table presents amortized cost and unpaid principal balance of loans, categorized by the segments used in the Company's Current Expected Credit Losses (“CECL”) methodology to assess credit risk, for the periods indicated:

	September 30, 2024			December 31, 2023
(In Thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial & industrial loans	$414,201	$416,184	($1,983)	$411,387	$413,293	($1,906)
Commercial real estate:
Owner occupied properties	410,924	412,827	(1,903)	366,741	368,357	(1,616)
Non-owner occupied and multifamily properties	580,702	584,302	(3,600)	515,528	519,115	(3,587)
Residential real estate:
1-4 family residential properties secured by first liens	248,906	248,514	392	203,738	203,534	204
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	45,531	45,262	269	33,996	33,783	213
1-4 family residential construction loans	39,557	39,794	(237)	30,976	31,239	(263)
Other construction, land development and raw land loans	183,849	185,362	(1,513)	148,373	149,788	(1,415)
Obligations of states and political subdivisions in the US	29,586	29,582	4	30,407	30,409	(2)
Agricultural production, including commercial fishing	44,489	44,719	(230)	41,007	41,237	(230)
Consumer loans	7,907	7,836	71	6,241	6,180	61
Other loans	1,913	1,929	(16)	1,103	1,118	(15)
Total	2,007,565	2,016,311	(8,746)	1,789,497	1,798,053	(8,556)
Allowance for credit losses	(19,528)			(17,270)
Net loans	$1,988,037	$2,016,311	($8,746)	$1,772,227	$1,798,053	($8,556)
The difference between the amortized cost and unpaid principal balance is net deferred origination fees totaling $8.7 million at September 30, 2024 and $8.6 million at December 31, 2023.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $9.0 million and $7.4 million at September 30, 2024 and December 31, 2023, respectively, and is included in other assets in the Consolidated Balance Sheets.
Amortized cost in the above table includes $1.2 million and $2.8 million as of September 30, 2024 and December 31, 2023, respectively, in Paycheck Protection Program loans administered by the U.S. Small Business Administration within the Commercial & industrial loan segment.

Allowance for Credit Losses
The table below presents activity in the ACL related to loans held for investment for the periods indicated.

Three Months Ended September 30,	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2024
Commercial & industrial loans	$4,047	$153	$—	$104	$4,304
Commercial real estate:
Owner occupied properties	2,963	(42)	—	—	2,921
Non-owner occupied and multifamily properties	3,499	273	—	—	3,772
Residential real estate:
1-4 family residential properties secured by first liens	3,489	571	—	—	4,060
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	665	62	—	6	733
1-4 family residential construction loans	180	62	—	—	242
Other construction, land development and raw land loans	2,526	639	—	—	3,165
Obligations of states and political subdivisions in the US	100	—	—	—	100
Agricultural production, including commercial fishing	157	(3)	—	1	155
Consumer loans	61	25	(15)	—	71
Other loans	7	(2)	—	—	5
Total	$17,694	$1,738	($15)	$111	$19,528
2023
Commercial & industrial loans	$3,418	($55)	($91)	$181	$3,453
Commercial real estate:
Owner occupied properties	2,807	(15)	—	—	2,792
Non-owner occupied and multifamily properties	3,260	(36)	—	—	3,224
Residential real estate:
1-4 family residential properties secured by first liens	3,206	334	—	—	3,540
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	423	78	—	5	506
1-4 family residential construction loans	206	(31)	—	—	175
Other construction, land development and raw land loans	1,996	480	—	—	2,476
Obligations of states and political subdivisions in the US	88	(11)	—	—	77
Agricultural production, including commercial fishing	162	2	—	—	164
Consumer loans	74	4	—	1	79
Other loans	5	—	—	—	5
Total	$15,645	$750	($91)	$187	$16,491

Nine Months Ended September 30,	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2024
Commercial & industrial loans	$3,438	$684	$—	$182	$4,304
Commercial real estate:
Owner occupied properties	2,867	54	—	—	2,921
Non-owner occupied and multifamily properties	3,294	478	—	—	3,772
Residential real estate:
1-4 family residential properties secured by first liens	3,470	590	—	—	4,060
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	551	166	—	16	733
1-4 family residential construction loans	191	51	—	—	242
Other construction, land development and raw land loans	3,127	38	—	—	3,165
Obligations of states and political subdivisions in the US	80	20	—	—	100
Agricultural production, including commercial fishing	168	7	(25)	5	155
Consumer loans	81	4	(15)	1	71
Other loans	3	2	—	—	5
Total	$17,270	$2,094	($40)	$204	$19,528
2023
Commercial & industrial loans	$2,914	$412	($140)	$267	$3,453
Commercial real estate:
Owner occupied properties	3,094	(302)	—	—	2,792
Non-owner occupied and multifamily properties	3,615	(391)	—	—	3,224
Residential real estate:
1-4 family residential properties secured by first liens	1,413	2,127	—	—	3,540
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	389	100	—	17	506
1-4 family residential construction loans	312	(137)	—	—	175
Other construction, land development and raw land loans	1,803	673	—	—	2,476
Obligations of states and political subdivisions in the US	79	(2)	—	—	77
Agricultural production, including commercial fishing	145	19	—	—	164
Consumer loans	68	21	(14)	4	79
Other loans	6	(1)	—	—	5
Total	$13,838	$2,519	($154)	$288	$16,491

The following table shows gross charge-offs by year of loan origination for the periods indicated:

Nine Months Ended September 30,

(In Thousands)	2024	2023	2022	2021	2020	Prior	Total
2024
Agricultural production, including commercial fishing	$—	$—	$25	$—	$—	$—	$25
Consumer loans	2	—	13	—	—	—	15
Total	$2	$—	$38	$—	$—	$—	$40
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

September 30, 2024	2024	2023	2022	2021	2020	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$76,222	$76,864	$109,502	$49,022	$12,403	$47,192	$371,205
Classified	343	3,432	16,909	14,486	5,970	1,856	42,996
Total commercial & industrial loans	$76,565	$80,296	$126,411	$63,508	$18,373	$49,048	$414,201

Commercial real estate:
Owner occupied properties
Pass	$50,326	$44,030	$75,406	$67,083	$82,326	$89,244	$408,415

Classified	—	—	492	—	309	1,708	2,509
Total commercial real estate owner occupied properties	$50,326	$44,030	$75,898	$67,083	$82,635	$90,952	$410,924

Non-owner occupied and multifamily properties
Pass	$73,602	$62,978	$106,614	$73,736	$65,785	$186,867	$569,582
Classified	—	—	1,173	—	—	9,947	11,120
Total commercial real estate non-owner occupied and multifamily properties	$73,602	$62,978	$107,787	$73,736	$65,785	$196,814	$580,702

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$78,006	$111,302	$44,312	$3,482	$4,306	$7,125	$248,533
Classified	—	210	—	—	—	163	373
Total residential real estate 1-4 family residential properties secured by first liens	$78,006	$111,512	$44,312	$3,482	$4,306	$7,288	$248,906

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$13,273	$14,555	$5,353	$2,766	$2,266	$6,639	$44,852
Classified	—	372	—	—	—	307	679
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$13,273	$14,927	$5,353	$2,766	$2,266	$6,946	$45,531

1-4 family residential construction loans
Pass	$25,853	$6,374	$2,263	$—	$—	$4,968	$39,458
Classified	—	—	—	—	—	99	99
Total residential real estate 1-4 family residential construction loans	$25,853	$6,374	$2,263	$—	$—	$5,067	$39,557

Other construction, land development and raw land loans
Pass	$34,183	$61,339	$51,346	$25,525	$1,653	$8,237	$182,283
Classified	—	—	—	31	—	1,535	1,566
Total other construction, land development and raw land loans	$34,183	$61,339	$51,346	$25,556	$1,653	$9,772	$183,849

Obligations of states and political subdivisions in the US
Pass	$—	$—	$29,586	$—	$—	$—	$29,586
Classified	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$—	$—	$29,586	$—	$—	$—	$29,586

Agricultural production, including commercial fishing
Pass	$5,257	$9,027	$8,764	$16,218	$3,215	$2,008	$44,489
Classified	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$5,257	$9,027	$8,764	$16,218	$3,215	$2,008	$44,489

Consumer loans
Pass	$3,008	$2,645	$767	$85	$307	$1,089	$7,901
Classified	—	—	6	—	—	—	6
Total consumer loans	$3,008	$2,645	$773	$85	$307	$1,089	$7,907

Other loans
Pass	$—	$185	$136	$291	$1,301	$—	$1,913
Classified	—	—	—	—	—	—	—
Total other loans	$—	$185	$136	$291	$1,301	$—	$1,913

Total loans
Pass	$359,730	$389,299	$434,049	$238,208	$173,562	$353,369	$1,948,217
Classified	343	4,014	18,580	14,517	6,279	15,615	59,348
Total loans	$360,073	$393,313	$452,629	$252,725	$179,841	$368,984	$2,007,565

Total pass loans	$359,730	$389,299	$434,049	$238,208	$173,562	$353,369	$1,948,217
Government guarantees	(29,546)	(8,948)	(8,114)	(16,033)	(1,767)	(17,742)	(82,150)
Total pass loans, net of government guarantees	$330,184	$380,351	$425,935	$222,175	$171,795	$335,627	$1,866,067

Total classified loans	$343	$4,014	$18,580	$14,517	$6,279	$15,615	$59,348
Government guarantees	—	(1,674)	(14,877)	(13,038)	(5,651)	(7,964)	(43,204)
Total classified loans, net government guarantees	$343	$2,340	$3,703	$1,479	$628	$7,651	$16,144

December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$97,377	$123,874	$58,708	$24,177	$13,990	$44,674	$362,800
Classified	3,319	18,790	16,964	7,032	56	2,426	48,587
Total commercial & industrial loans	$100,696	$142,664	$75,672	$31,209	$14,046	$47,100	$411,387

Commercial real estate:
Owner occupied properties
Pass	$40,745	$70,925	$69,316	$82,339	$28,588	$71,930	$363,843
Classified	—	—	—	1,115	—	1,783	2,898
Total commercial real estate owner occupied properties	$40,745	$70,925	$69,316	$83,454	$28,588	$73,713	$366,741

Non-owner occupied and multifamily properties
Pass	$59,990	$96,532	$83,277	$67,037	$56,192	$143,619	$506,647
Classified	—	—	—	—	—	8,881	8,881
Total commercial real estate non-owner occupied and multifamily properties	$59,990	$96,532	$83,277	$67,037	$56,192	$152,500	$515,528

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$139,829	$47,775	$4,119	$4,070	$2,240	$5,388	$203,421
Classified	224	—	—	—	—	93	317
Total residential real estate 1-4 family residential properties secured by first liens	$140,053	$47,775	$4,119	$4,070	$2,240	$5,481	$203,738

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$16,145	$5,417	$3,331	$1,906	$2,277	$4,581	$33,657
Classified	—	—	—	—	—	339	339
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$16,145	$5,417	$3,331	$1,906	$2,277	$4,920	$33,996

1-4 family residential construction loans
Pass	$16,845	$4,469	$—	$—	$—	$9,553	$30,867
Classified	—	—	—	—	—	109	109
Total residential real estate 1-4 family residential construction loans	$16,845	$4,469	$—	$—	$—	$9,662	$30,976

Other construction, land development and raw land loans
Pass	$42,615	$58,714	$32,780	$1,982	$1,454	$7,896	$145,441
Classified	—	1,175	—	—	—	1,757	2,932
Total other construction, land development and raw land loans	$42,615	$59,889	$32,780	$1,982	$1,454	$9,653	$148,373

Obligations of states and political subdivisions in the US
Pass	$—	$30,317	$—	$—	$—	$90	$30,407
Classified	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$—	$30,317	$—	$—	$—	$90	$30,407

Agricultural production, including commercial fishing
Pass	$8,643	$9,649	$17,061	$3,465	$524	$1,665	$41,007
Classified	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$8,643	$9,649	$17,061	$3,465	$524	$1,665	$41,007

Consumer loans
Pass	$3,396	$983	$209	$368	$258	$1,026	$6,240

Classified	1	—	—	—	—	—	1
Total consumer loans	$3,397	$983	$209	$368	$258	$1,026	$6,241

Other loans
Pass	$160	$77	$135	$592	$138	$1	$1,103
Classified	—	—	—	—	—	—	—
Total other loans	$160	$77	$135	$592	$138	$1	$1,103

Total loans
Pass	$425,745	$448,732	$268,936	$185,936	$105,661	$290,423	$1,725,433
Classified	3,544	19,965	16,964	8,147	56	15,388	64,064
Total loans	$429,289	$468,697	$285,900	$194,083	$105,717	$305,811	$1,789,497

Total pass loans	$425,745	$448,732	$268,936	$185,936	$105,661	$290,423	$1,725,433
Government guarantees	(2,792)	(8,409)	(19,305)	(2,295)	(12,133)	(7,696)	(52,630)
Total pass loans, net of government guarantees	$422,953	$440,323	$249,631	$183,641	$93,528	$282,727	$1,672,803

Total classified loans	$3,544	$19,965	$16,964	$8,147	$56	$15,388	$64,064
Government guarantees	—	(16,805)	(15,268)	(7,043)	—	(11,311)	(50,427)
Total classified loans, net government guarantees	$3,544	$3,160	$1,696	$1,104	$56	$4,077	$13,637

Past Due Loans: The following tables present an aging of contractually past due loans as of the periods presented:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due Still Accruing
September 30, 2024
Commercial & industrial loans	$325	$2,761	$—	$3,086	$411,115	$414,201	$—
Commercial real estate:
Owner occupied properties	492	—	231	723	410,201	410,924	—
Non-owner occupied and multifamily properties	—	—	—	—	580,702	580,702	—
Residential real estate:
1-4 family residential properties secured by first liens	—	—	210	210	248,696	248,906	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	34	134	17	185	45,346	45,531	17
1-4 family residential construction loans	—	—	99	99	39,458	39,557	—
Other construction, land development and raw land loans	—	345	1,128	1,473	182,376	183,849	—
Obligations of states and political subdivisions in the US	—	—	—	—	29,586	29,586	—
Agricultural production, including commercial fishing	—	—	—	—	44,489	44,489	—
Consumer loans	—	—	—	—	7,907	7,907	—
Other loans	—	—	—	—	1,913	1,913	—
Total	$851	$3,240	$1,685	$5,776	$2,001,789	$2,007,565	$17
December 31, 2023
Commercial & industrial loans	$326	$148	$1,253	$1,727	$409,660	$411,387	$—
Commercial real estate:
Owner occupied properties	—	—	260	260	366,481	366,741	—
Non-owner occupied and multifamily properties	—	—	—	—	515,528	515,528	—
Residential real estate:
1-4 family residential properties secured by first liens	458	—	224	682	203,056	203,738	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	53	—	155	208	33,788	33,996	—
1-4 family residential construction loans	—	—	109	109	30,867	30,976	—
Other construction, land development and raw land loans	—	—	1,545	1,545	146,828	148,373	—
Obligations of states and political subdivisions in the US	—	—	—	—	30,407	30,407	—
Agricultural production, including commercial fishing	—	—	—	—	41,007	41,007	—
Consumer loans	18	1	—	19	6,222	6,241	—
Other loans	—	—	—	—	1,103	1,103	—
Total	$855	$149	$3,546	$4,550	$1,784,947	$1,789,497	$—

Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $4.9 million and $5.0 million at September 30, 2024 and December 31, 2023, respectively. The following table presents loans on nonaccrual status and loans on nonaccrual status for the periods presented for which there was no related ACL. All loans with no ACL are individually evaluated for credit losses in the Company's CECL methodology.

	September 30, 2024		December 31, 2023
(In Thousands)	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL

Commercial & industrial loans	$2,338	$2,092	$3,655	$3,651
Commercial real estate:
Owner occupied properties	231	231	271	260
Residential real estate:
1-4 family residential properties secured by first liens	243	—	270	224
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	559	472	219	176
1-4 family residential construction loans	99	99	109	109
Other construction, land development and raw land loans	1,474	1,474	1,545	1,545
Total nonaccrual loans	4,944	4,368	6,069	5,965
Government guarantees on nonaccrual loans	—	—	(1,067)	(1,067)
Net nonaccrual loans	$4,944	$4,368	$5,002	$4,898

There was no interest on nonaccrual loans reversed through interest income during the three and nine-month periods ending September 30, 2024 or September 30, 2023.

There was no interest earned on nonaccrual loans with a principal balance during the three and nine-month periods ending September 30, 2024 and September 30, 2023. However, the Company recognized interest income of $11,000 and $200,000 in the three-month periods ending September 30, 2024 and 2023, respectively, and $245,000 and $584,000 in the nine-month periods ending September 30, 2024 and 2023, respectively, related to interest collected on nonaccrual loans whose principal had been paid down to zero.

Loan Modifications: The Company modifies loans to borrowers experiencing financial difficulty as a normal part of our business. These modifications include providing term extensions/modifications, payment modifications, interest rate modifications, or, on rare occasions, principal forgiveness. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL. The Company may provide multiple types of concessions on any one loan.

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

	Three Months Ended September 30, 2024
	Payment Modification	Term and payment modifications	Total Modifications	Percentage of Class of Financing Receivable
(In Thousands)
Commercial & industrial loans	$—	$195	$195	0.05%
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	372	—	372	0.82%
Total	$372	$195	$567	0.03%

	Three Months Ended September 30, 2023
	Term Modification	Term and payment modifications	Total Modifications	Percentage of Class of Financing Receivable
(In Thousands)
Commercial real estate:
Owner occupied properties	$—	$271	$271	0.08%
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	119	—	119	0.43%
1-4 family residential construction loans	109	—	109	0.34%
Other construction, land development and raw land loans	968	577	1,545	1.29%
Total	$1,196	$848	$2,044	0.12%

	Nine Months Ended September 30, 2024
	Term Modification	Term and payment modifications	Total Modifications	Percentage of Class of Financing Receivable
(In Thousands)
Commercial & industrial loans	$4,033	$448	$4,481	1.08%
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	—	372	0.82%
Total	$4,033	$448	$4,853	0.24%

	Nine Months Ended September 30, 2023
	Term Modification	Payment Modification	Term and payment modifications	Total Modifications	Percentage of Class of Financing Receivable
(In Thousands)
Commercial & industrial loans	$1,511	$1,985	$—	$3,496	0.84%
Commercial real estate:
Owner occupied properties	—	—	271	271	0.08%
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	119	—	—	119	0.43%
1-4 family residential construction loans	109	—	—	109	0.34%
Other construction, land development and raw land loans	968	—	577	1,545	1.29%
Total	$2,707	$1,985	$848	$5,540	0.32%

The Company has no outstanding unfunded commitments to the borrowers included in the previous tables.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty as of the dates indicated:

	Three Months Ended September 30, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (months)
(In Thousands)
Commercial & industrial loans	$—	—%	73

	Three Months Ended September 30, 2023
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (months)
(In Thousands)
Commercial real estate:
Owner occupied properties	$—	—%	5
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	—%	5
1-4 family residential construction loans	—	—%	5
Other construction, land development and raw land loans	—	—%	5

	Nine Months Ended September 30, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (months)
(In Thousands)
Commercial & industrial loans	$—	8%	10

	Nine Months Ended September 30, 2023
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (months)
(In Thousands)
Commercial & industrial loans	$—	—%	20
Commercial real estate:
Owner occupied properties	—	—%	5
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	—%	5
1-4 family residential construction loans	—	—%	5
Other construction, land development and raw land loans	—	—%	5

The following table presents the amortized cost basis of loans that had a payment default during the period indicated and were modified in the twelve months before default to borrowers experiencing financial difficulty:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	Term modification	Term modification
(In Thousands)
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$—	$100
1-4 family residential construction loans	—	99
Other construction, land development and raw land loans	—	778
Total	$—	$977

	Three Months Ended September 30, 2023
	Term modification	Term and payment modification
(In Thousands)
Commercial real estate:
Owner occupied properties	$—	$271
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	119	—
1-4 family residential construction loans	109	—
Other construction, land development and raw land loans	968	577
Total	$1,196	$848

The Company monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the payment performance of loans that have been modified in the last twelve months as of the date indicated:

	September 30, 2024
	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total
(In Thousands)
Commercial & industrial loans	$—	$—	$—	$4,482	$4,482
Commercial real estate:
Owner occupied properties	—	231	231	—	231
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	100	—	100	372	472
1-4 family residential construction loans	—	99	99	—	99
Other construction, land development and raw land loans	345	1,128	1,473	—	1,473
Total	$445	$1,458	$1,903	$4,854	$6,757

	September 30, 2023
	30-59 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total
(In Thousands)
Commercial & industrial loans	$1,511	$—	$1,511	$1,985	$3,496
Commercial real estate:
Owner occupied properties	—	271	271	—	271
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	119	119	—	119
1-4 family residential construction loans	—	109	109	—	109
Other construction, land development and raw land loans	—	1,545	1,545	—	1,545
Total	$—	$2,044	$3,555	$1,985	$5,540

Upon the Company's determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

4. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of an ACL, and have a maturity of less than one year. There were no purchased receivables past due at September 30, 2024 or December 31, 2023, and there were no restructured purchased receivables at September 30, 2024 or December 31, 2023.
Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal. There were no nonperforming purchased receivables as of September 30, 2024 and there was one nonperforming purchased receivable with a balance of $808,000 as of December 31, 2023 for which management was not accruing income.
There was no activity and no balance in the ACL for purchased receivables as of September 30, 2024 or December 31, 2023.
The following table summarizes the components of net purchased receivables for the dates indicated:

(In Thousands)	September 30, 2024	December 31, 2023
Purchased receivables	$23,564	$36,842
Allowance for credit losses - purchased receivables	—	—
Total	$23,564	$36,842

5. Servicing Rights
Mortgage servicing rights
The following table details the activity in the Company's mortgage servicing rights (“MSR”) for the three and nine-month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023

Balance, beginning of period	$21,077	$18,248	$19,564	$18,635
Additions for new MSR capitalized	1,461	1,458	3,080	2,440
Changes in fair value:
Due to changes in model inputs of assumptions (1)	(566)	—	(38)	(215)
Other (2)	(402)	(310)	(1,036)	(1,464)
Balance, end of period	$21,570	$19,396	$21,570	$19,396

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

The following table details information related to our serviced mortgage loan portfolio as of September 30, 2024 and December 31, 2023:

(In Thousands)	September 30, 2024	December 31, 2023

Balance of mortgage loans serviced for others	$1,166,585	$1,044,516
Weighted average rate of note	4.38%	4.03%
MSR as a percentage of serviced loans	1.85%	1.87%

    The Company recognized servicing fees of $1.1 million and $937,000 during the three-month periods ending September 30, 2024 and 2023, respectively, and $3.2 million and $2.7 million during the nine-month periods ending September 30, 2024 and 2023, respectively, which includes contractually specified servicing fees and ancillary fees as a component of other noninterest income in the Company's Consolidated Statements of Income.

    The following table outlines the weighted average key assumptions used in measuring the fair value of MSRs and the sensitivity of the current fair value of MSRs to immediate adverse changes in those assumptions as of the dates indicated. See Note 8 for additional information on key assumptions for MSR fair value determinations.

(In Thousands)	September 30, 2024	December 31, 2023

Fair value of MSRs	$21,570	$19,564
Expected weighted-average life (in years)	10.18	10.23

Key assumptions:
Constant prepayment rate[1]	8.51%	8.48%
Impact on fair value from 10% adverse change	($1,236)	($1,754)
Impact on fair value from 25% adverse change	($2,237)	($2,552)
Discount rate	10.98%	10.98%
Impact on fair value from 100 basis point increase	($1,391)	($811)
Impact on fair value from 200 basis point increase	($2,201)	($1,560)
Cost to service assumptions ($ per loan)	$81	$82
Impact on fair value from 10% adverse change	($164)	($160)
Impact on fair value from 25% adverse change	($410)	($401)
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

Commercial servicing rights
    The commercial servicing rights asset (“CSR”) has a carrying value of $2.1 million at September 30, 2024 and $2.2 million at December 31, 2023, respectively, and is included in other assets and carried at fair value on the Company's Consolidated Balance Sheets. Total commercial loans serviced for others were $275.8 million and $282.2 million at September 30, 2024 and December 31, 2023, respectively. Key assumptions used in measuring the fair value of the CSR as of September 30, 2024 and December 31, 2023 include a constant prepayment rate of 11.76% and a discount rate of 9.50%.

6. Leases

    The Company's lease commitments consist primarily of agreements to lease land and office facilities that it occupies to operate several of its retail branch locations that are classified as operating leases and are recognized on the balance sheet as right-of-use (“ROU”) assets and lease liabilities. As of September 30, 2024, the Company has operating lease ROU assets of $7.6 million and operating lease liabilities of $7.6 million. As of December 31, 2023, the Company had operating lease ROU assets of $9.1 million and operating lease liabilities of $9.1 million. The Company did not have any agreements that are classified as finance leases as of September 30, 2024 or December 31, 2023.

    The following table presents additional information about the Company's operating leases for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Lease Cost
Operating lease cost(1)	$743	$708	$2,225	$2,109
Short term lease cost(1)	23	36	74	115
Total lease cost	$766	$744	$2,299	$2,224

Other information
Operating leases - operating cash flows			$2,076	$1,966
Weighted average lease term - operating leases, in years			11.07	10.23
Weighted average discount rate - operating leases			3.63%	3.54%
(1)	Expenses are classified within occupancy expense on the Consolidated Statements of Income.

    The table below reconciles the remaining undiscounted cash flows for the next five years for each twelve-month period presented (unless otherwise indicated) and the total of the subsequent remaining years to the operating lease liabilities recorded on the balance sheet:

(In Thousands)	Operating Leases
2024 (Three months)	$678
2025	2,422
2026	1,245
2027	783
2028	547
Thereafter	3,878
Total minimum lease payments	$9,553
Less: amount of lease payment representing interest	(1,918)
Present value of future minimum lease payments	$7,635

7.  Derivatives
Derivatives swaps related to community banking activities
    The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution (“counterparty”). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a “well-capitalized” institution under applicable regulatory guidelines, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $580,000 as of September 30, 2024 and $566,000 as of December 31, 2023, in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements.
    The Company had interest rate swaps related to commercial loans with an aggregate notional amount of $278.6 million and $218.0 million at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, the notional amount of interest rate swaps is made up of 23 variable to fixed rate swaps to commercial loan customers totaling $139.3 million, and 23 fixed to variable rate swaps with a counterparty totaling $139.3 million. Changes in fair value from these 23 interest rate swaps offset each other in the three and nine-month periods ending September 30, 2024. The Company recognized $287,000 and no fee income related to interest rate swaps in the three-month periods ending September 30, 2024 and 2023, respectively, and $361,000 and $61,000 in fee income related to interest rate swaps in the nine-month periods ending September 30, 2024 and 2023, respectively. Interest rate swap income is recorded in other operating income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
    The Company has an interest rate swap to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Northrim Statutory Trust 2 at 3.72% through its maturity date. The floating rate that the dealer pays was equal to the three month LIBOR plus 1.37% through September 15, 2023. The floating rate that the dealer pays is now equal to the three month CME SOFR plus tenor spread adjustment 0.26% plus 1.37%, which reprices quarterly on the payment date. This rate was 6.58% as of September 30, 2024. The Company pledged $130,000 in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of September 30, 2024 and December 31, 2023. Changes in the fair value of this interest rate swap are reported in other comprehensive income on the Consolidated Statements of Income. The unrealized gain, net of tax on this interest rate swap was $863,000 as of September 30, 2024 and the unrealized gain, net of tax was $1.0 million as of December 31, 2023.
Derivatives related to home mortgage banking activities
    The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as “interest rate lock commitments”. The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. RML had commitments to originate mortgage loans held for sale totaling $77.6 million and $22.9 million at September 30, 2024 and December 31, 2023, respectively. Changes in the value of RML's interest rate derivatives are recorded in mortgage banking income on the Consolidated Statements of Income. None of these derivatives are designated as hedging instruments.

    The following table presents the fair value of derivatives not designated as hedging instruments at September 30, 2024 and December 31, 2023:

(In Thousands)	Asset Derivatives
		September 30, 2024	December 31, 2023
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$8,930	$10,470
Interest rate lock commitments	Other assets	1,327	342
Total		$10,257	$10,812

(In Thousands)	Liability Derivatives
		September 30, 2024	December 31, 2023
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$8,930	$10,470
Retail interest rate contracts	Other liabilities	96	13
Total		$9,026	$10,483
    The following table presents the net gains (losses) of derivatives not designated as hedging instruments for periods indicated below:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	Income Statement Location	2024	2023	2024	2023
Retail interest rate contracts	Mortgage banking income	($662)	$84	($443)	$375
Interest rate lock commitments	Mortgage banking income	275	(312)	920	46
Total		($387)	($228)	$477	$421
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

    The following table summarizes the derivatives that have a right of offset as of September 30, 2024 and December 31, 2023:

September 30, 2024				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$8,930	$—	$8,930	$—	$—	$8,930

Liability Derivatives
Interest rate swaps	$8,930	$—	$8,930	$—	$8,930	$—
Retail interest rate contracts	96	—	96	—	—	96

December 31, 2023				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$10,470	$—	$10,470	$—	$—	$10,470

Liability Derivatives
Interest rate swaps	$10,470	$—	$10,470	$—	$10,470	$—
Retail interest rate contracts	13	—	13	—	—	13

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

Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2024, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Company has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.

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

    Estimated fair values as of the periods indicated are as follows:

	September 30, 2024		December 31, 2023
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$102,876	$102,876	$118,530	$118,530
Investment securities available for sale	265,039	265,039	310,896	310,896
Marketable equity securities	12,957	12,957	13,153	13,153

Level 2 inputs:
Investment securities available for sale	280,171	280,171	327,040	327,040
Investment in Federal Home Loan Bank stock	4,318	4,318	2,980	2,980
Loans held for sale	97,937	97,937	31,974	31,974
Accrued interest receivable	12,909	12,909	11,958	11,958
Interest rate swaps	10,568	10,568	11,836	11,836

Level 3 inputs:
Investment securities held to maturity	36,750	34,615	36,750	33,413
Loans	2,007,565	1,827,510	1,789,497	1,686,362
Purchased receivables, net	23,564	23,564	36,842	36,842
Interest rate lock commitments	1,327	1,327	342	342
Mortgage servicing rights	21,570	21,570	19,564	19,564
Commercial servicing rights	2,136	2,136	2,200	2,200

Financial liabilities:
Level 2 inputs:
Deposits	$2,625,567	$2,628,018	$2,485,055	$2,482,937
Accrued interest payable	707	707	202	202
Borrowings	13,354	10,887	13,675	11,872
Interest rate swaps	8,930	8,930	10,470	10,470
Retail interest rate contracts	96	96	13	13

Level 3 inputs:
Junior subordinated debentures	10,310	11,971	10,310	12,030

    The following table sets forth the balances as of the periods indicated of assets and liabilities measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$489,923	$256,237	$233,686	$—
Corporate bonds	8,802	8,802	—	—
Collateralized loan obligations	46,485	—	46,485	—
Total available for sale securities	$545,210	$265,039	$280,171	$—
Marketable equity securities	$12,957	$12,957	$—	$—
Total marketable equity securities	$12,957	$12,957	$—	$—
Interest rate swaps	$10,136	$—	$10,136	$—
Interest rate lock commitments	1,327	—	—	1,327
Mortgage servicing rights	21,570	—	—	21,570
Commercial servicing rights	2,136	—	—	2,136
Total other assets	$35,169	$—	$10,136	$25,033
Liabilities:
Interest rate swaps	$8,930	$—	$8,930	$—
Retail interest rate contracts	96	—	96	—
Total other liabilities	$9,026	$—	$9,026	$—
December 31, 2023
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$564,125	$300,274	$263,851	$—
Municipal securities	816	—	816	—
Corporate bonds	13,624	10,622	3,002	—
Collateralized loan obligations	59,371	—	59,371	—
Total available for sale securities	$637,936	$310,896	$327,040	$—
Marketable equity securities	$13,153	$13,153	$—	$—
Total marketable securities	$13,153	$13,153	$—	$—
Interest rate swaps	$11,836	$—	$11,836	$—
Interest rate lock commitments	342	—	—	342
Mortgage servicing rights	19,564	—	—	19,564
Commercial servicing rights	2,200	—	—	2,200
Total other assets	$33,942	$—	$11,836	$22,106
Liabilities:
Interest rate swaps	$10,470	$—	$10,470	$—
Retail interest rate contracts	13	—	13	—
Total other liabilities	$10,483	$—	$10,483	$—

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine-month periods ended September 30, 2024 and 2023:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended September 30, 2024
Interest rate lock commitments	$1,059	($647)	$5,173	($4,258)	$1,327	$1,327
Mortgage servicing rights	21,077	(968)	1,461	—	21,570	—
Commercial servicing rights	2,116	(10)	30	—	2,136	—
Total	$24,252	($1,625)	$6,664	($4,258)	$25,033	$1,327
Three Months Ended September 30, 2023
Interest rate lock commitments	$851	($267)	$2,021	($2,087)	$518	$518
Mortgage servicing rights	18,248	(310)	1,458	—	19,396	—
Commercial servicing rights	2,139	(39)	18	—	2,118	—
Total	$21,238	($616)	$3,497	($2,087)	$22,032	$518

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Nine Months Ended September 30, 2024
Interest rate lock commitments	$342	($1,375)	$11,102	($8,742)	$1,327	$1,327
Mortgage servicing rights	19,564	(1,074)	3,080	—	21,570	—
Commercial servicing rights	2,200	(155)	91	—	2,136	—
Total	$22,106	($2,604)	$14,273	($8,742)	$25,033	$1,327
Nine Months Ended September 30, 2023
Interest rate lock commitments	$440	($819)	$6,253	($5,356)	$518	$518
Mortgage servicing rights	18,635	(1,679)	2,440	—	19,396	—
Commercial servicing rights	2,129	(144)	133	—	2,118	—
Total	$21,204	($2,642)	$8,826	($5,356)	$22,032	$518

    There were no changes in unrealized gains and losses for the three and nine-month periods ending September 30, 2024 and 2023 included in other comprehensive income for recurring Level 3 fair value measurements.

    As of and for the periods ending September 30, 2024 and December 31, 2023, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis.  For loans individually measured for credit losses, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
Loans individually measured for credit losses	$247	$—	$—	$247
Total	$247	$—	$—	$247
December 31, 2023
Loans individually measured for credit losses	$—	$—	$—	$—
Total	$—	$—	$—	$—
    The following table presents the (gains) losses resulting from nonrecurring fair value adjustments for the three and nine-month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Loans individually measured for credit losses	$114	$—	$117	$—
Other real estate owned	—	123	—	123
Total loss from nonrecurring measurements	$114	$123	$117	$123

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
    The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at September 30, 2024 and December 31, 2023:

Financial Instrument	Valuation Technique - Recurring Basis	Unobservable Input	Weighted Average Rate Range
September 30, 2024
Interest rate lock commitment	External pricing model	Pull through rate	91.42%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	8.41% - 15.59%
		Discount rate	9.50% - 11.00%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	3.99% - 18.90%
		Discount rate	9.50%
December 31, 2023
Interest rate lock commitment	External pricing model	Pull through rate	89.84%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	6.13% - 25.33%
		Discount rate	9.50% - 11.00%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	3.99% - 18.90%
		Discount rate	9.50%

Financial Instrument	Valuation Technique - Nonrecurring Basis	Unobservable Input	Weighted Average Rate Range
September 30, 2024
Loans individually measured for credit losses	In-house valuation of collateral	Discount rate	47%

9.  Segment Information
    The Company's operations are managed along two operating segments: Community Banking and Home Mortgage Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of September 30, 2024, the Community Banking segment operated 20 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties.
    Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended September 30, 2024
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$35,021	$4,395	$39,416
Interest expense	9,120	1,454	10,574
Net interest income	25,901	2,941	28,842
(Benefit) provision for credit losses	1,492	571	2,063
Other operating income	4,540	7,047	11,587
Salaries and other personnel expense	11,691	5,858	17,549
Other operating expense	7,394	1,785	9,179
Total other operating expense	19,085	7,643	26,728
Income before provision for income taxes	9,864	1,774	11,638
Provision for income taxes	2,316	497	2,813
Net income	$7,548	$1,277	$8,825

	Three Months Ended September 30, 2023
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$31,341	$3,067	$34,408
Interest expense	7,291	767	8,058
Net interest income	24,050	2,300	26,350
Provision for credit losses	1,190	—	1,190
Other operating income	3,597	4,405	8,002
Salaries and other personnel expense	11,164	4,493	15,657
Other operating expense	5,781	1,458	7,239
Total other operating expense	16,945	5,951	22,896
Income before provision for income taxes	9,512	754	10,266
Provision for income taxes	1,710	182	1,892
Net income	$7,802	$572	$8,374

	Nine Months Ended September 30, 2024
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$100,436	$11,697	$112,133
Interest expense	26,042	3,749	29,791
Net interest income	74,394	7,948	82,342
Provision for credit losses	1,505	587	2,092
Other operating income	12,046	16,962	29,008
Salaries and other personnel expense	34,092	15,501	49,593
Other operating expense	21,042	4,925	25,967
Total other operating expense	55,134	20,426	75,560
Income before provision for income taxes	29,801	3,897	33,698
Provision for income taxes	6,562	1,092	7,654
Net income	$23,239	$2,805	$26,044

	Nine Months Ended September 30, 2023
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Interest income	$89,509	$6,514	$96,023
Interest expense	18,007	1,492	19,499
Net interest income	71,502	5,022	76,524
Provision for credit losses	2,957	—	2,957
Other operating income	9,564	10,326	19,890
Salaries and other personnel expense	32,557	13,767	46,324
Other operating expense	19,611	4,253	23,864
Total other operating expense	52,168	18,020	70,188
Income before provision for income taxes	25,941	(2,672)	23,269
Provision for income taxes	5,216	(728)	4,488
Net income	$20,725	($1,944)	$18,781

September 30, 2024
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$2,588,267	$375,125	$2,963,392
Loans held for sale	$—	$97,937	$97,937

December 31, 2023
(In Thousands)	Community Banking	Home Mortgage Lending	Consolidated

Total assets	$2,539,791	$267,706	$2,807,497
Loans held for sale	$—	$31,974	$31,974

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
Note Regarding Forward Looking-Statements
This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements, other than statements of historical fact, regarding our financial position, business strategy, management’s plans and objectives for future operations are forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: potential further increases in interest rates; the value of securities held in our investment portfolio; the impact of the results of government initiatives on the regulatory landscape, natural resource extraction industries, and capital markets; the impact of declines in the value of commercial and residential real estate markets, high unemployment rates, inflationary pressures and slowdowns in economic growth; changes in banking regulation or actions by bank regulators; inflation, supply-chain constraints, and potential geopolitical instability, including the wars in Ukraine and the Middle East; financial stress on borrowers (consumers and businesses) as a result of higher rates or an uncertain economic environment; the general condition of, and changes in, the Alaska economy; our ability to maintain or expand our market share or net interest margin; the sufficiency of our provision for credit losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to current expected credit losses accounting guidance; our ability to maintain asset quality; our ability to implement our marketing and growth strategies; our ability to identify and address cyber-security risks, including security breaches, “denial of service attacks,” “hacking,” and identity theft; disease outbreaks; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. In addition, there are risks inherent in the banking industry relating to collectability of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report and Part I. Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as well as in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that forward looking statements are made only as of the date of this report and that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

Update on Economic Conditions

The Alaska Department of Labor (“DOL”) has reported Alaska’s seasonally adjusted unemployment rate in August of 2024 was 4.6% compared to the U.S. rate of 4.2%. The total number of payroll jobs in Alaska, not including uniformed military, increased 1.8% or 6,400 jobs between August of 2023 and August of 2024.
According to the DOL, the Construction sector had the largest growth in new jobs through August compared to the prior year. The Construction sector added 2,600 positions for a year over year growth rate of 12.9% between August of 2023 and 2024. The larger Health Care sector grew by 2,000 jobs for an annual growth rate of 4.9% over the same period. The Oil & Gas sector increased by 6.5% or 500 new direct jobs. Professional and Business Services added 1,000 jobs year over year through August of 2024, up 3.4%. The Government sector grew by 700 jobs for 0.9% growth, adding 500 Federal jobs and 200 Local government positions in Alaska. The only sectors to decline between August 2023 and August 2024 were Manufacturing (primarily seafood processing) shrinking 1,300 positions and Information, down 200 jobs.

Alaska’s Gross State Product (“GSP”) in the second quarter of 2024, was estimated to be $69.8 billion in current dollars, according to the Federal Bureau of Economic Analysis ("BEA"). Alaska’s inflation adjusted “real” GSP increased 6.5% in 2023, placing Alaska fifth best of all 50 states. However, in the second quarter of 2024 Alaska decreased at an annualized rate of 1.1%, compared to the average U.S. growth rate of 3%. Alaska’s real GSP decline in the second quarter of 2024 was primarily caused by a slowdown in the Mining, Oil & Gas; and Transportation and Warehousing sectors.

The BEA also calculated Alaska’s seasonally adjusted personal income at $55.4 billion in the second quarter of 2024. This was an annualized improvement of 4% for Alaska, compared to the national average of 5.3%.

The monthly average price of Alaska North Slope (“ANS”) crude oil was at an annual high of $89.05 in April of 2024 and averaged $74.06 in September of this year. The Alaska Department of Revenue (“DOR”) calculated ANS crude oil production was 479 thousand barrels per day (“bpd”) in Alaska’s fiscal year ending June 30, 2023 and declined to 461 thousand bpd in Alaska’s fiscal year 2024. Starting in fiscal year 2025 it is projected to grow to 477 thousand bpd. The DOR projects the number to grow rapidly and reach 640 thousand bpd by fiscal year 2033. This is primarily a result of new production coming on-line in and around the NPR-A region west of Prudhoe Bay.

According to the Alaska Multiple Listing Services, the average sales price of a single family home in Anchorage rose 5.2% in 2023 to $480,207, following a 7.6% increase in 2022. This was the sixth consecutive year of price increases. In the first nine months of 2024 the average price continues to increase 6.8% to an average sale of $512,815.

The average sales price for single family homes in the Matanuska Susitna Borough rose 4% in 2023 to $397,589, after increasing 9.9% in 2022. This continues a trend of average price increases for more than a decade in the region. In the first nine months of 2024 the average sales price increased 4.6% to $415,709 in the Matanuska Susitna Borough. These two markets represent where the vast majority of the residential lending activity of Northrim Bank (the “Bank”) occurs.

The Alaska Multiple Listing Services reported a 1.2% decrease in the number of units sold in Anchorage when comparing January to September of 2023 and 2024. There were 5.4% less homes sold in the Matanuska Susitna Borough for the same nine month time period in 2024 compared to the prior year.

The Board of Governors of the Federal Reserve System lowered its benchmark interest rate target to 4.75%-5.00% as of September 30, 2024 from 5.25%-5.50% as of December 31, 2023. The prime rate of interest has dropped to 8.00% as of September 30, 2024 compared to 8.50% as of December 31, 2023.

Highlights and Summary of Performance - Third Quarter of 2024

The Company reported net income and earnings per diluted share of $8.8 million and $1.57, respectively, for the third quarter of 2024 compared to net income and earnings per diluted share of $8.4 million and $1.48, respectively, for the third quarter of 2023. The Company reported net income and earnings per diluted share of $26.0 million and $4.67, respectively, for the first nine months of 2024 compared to net income and earnings per diluted share of $18.8 million and $3.30, respectively, for the first nine months of 2023. The increase in net income for both the three and nine-month periods ending September 30, 2024 compared to the same periods last year is primarily attributable to an increase in mortgage banking income and higher net interest income, which was only partially offset by an increase in salaries and other personnel expense and an increase in the provision for credit losses.

•Net interest income in the third quarter of 2024 increased 9% to $28.8 million compared to $26.4 million in the third quarter of 2023. Net interest income in the first nine months of 2024 increased 8% to $82.3 million compared to $76.5 million in the first nine months of 2023.
•Net interest margin was 4.29% for the third quarter of 2024, a 14 basis point increase from the third quarter of 2023. Net interest margin was 4.23% for the first nine months of 2024, a 6 basis point increase from the first nine months of 2023. The increase in net interest margin in the third quarter and first nine months of 2024 compared to the same periods in 2023 was primarily due higher yields on earning assets, a favorable change in the mix of earning-assets, and an increase in total earning assets which were only partially offset by higher interest costs.
•The weighted average interest rate for new loans booked in the third quarter of 2024 was 7.24% compared to 7.44% in the third quarter a year ago.
•Loans were $2.01 billion at September 30, 2024, up 12% from December 31, 2023 as a result of growth in nearly all loan segments.
•Total deposits were $2.63 billion at September 30, 2024, up 6% from December 31, 2023. Demand deposits increased 2% at September 30, 2024 from December 31, 2023 and represent 29% of total deposits at September 30, 2024.
•The average cost of interest-bearing deposits for the quarter was 2.24% at September 30, 2024, up from 1.75% at September 30, 2023.
•Total liquid assets and investments and loans maturing within one year were $1.07 billion and our funds available for borrowing under our existing lines of credit were $641.7 million at September 30, 2024.
•Mortgage loan originations increased to $248.05 million in the third quarter of 2024, up from $153.45 million in the third quarter a year ago. Mortgage loans funded for sale were $209.96 million in the third quarter of 2024, compared to $131.86 million in the third quarter of 2023.

Other financial measures are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Return on average assets, annualized	1.22%	1.22%	1.24%	0.95%
Return on average shareholders' equity, annualized	13.69%	14.67%	14.12%	11.11%
Dividend payout ratio	39.18%	40.40%	39.31%	54.62%
Nonperforming assets: Nonperforming assets, net of government guarantees were $5.3 million at September 30, 2024 and $5.8 million at December 31, 2023. Other Real Estate Owned (“OREO”), net of government guarantees was zero at September 30, 2024 and December 31, 2023. Repossessed assets increased to $297,000 as of September 30, 2024 from zero at December 31, 2023. Nonperforming loans, net of government guarantees decreased $41,000 or 1% to $5.0 million as of September 30, 2024 from $5.0 million as of December 31, 2023, primarily due to payoffs and pay downs which were only partially offset by the addition of two loans in the first nine months of 2024. Approximately $3.0 million, or 61% of nonperforming assets, net of government guarantees at September 30, 2024, are nonaccrual loans related to three commercial relationships.
Potential problem assets: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. These loans are closely monitored and their performance is reviewed by management on a regular basis. At September 30, 2024, management had identified $1.5 million potential problem loans, down slightly from $1.9 million at December 31, 2023.

RESULTS OF OPERATIONS
Income Statement
    Net Income
    Net income for the third quarter of 2024 increased $451,000 to $8.8 million as compared to $8.4 million for the same period in 2023. The increase in net income in the third quarter of 2024 as compared to the same quarter a year ago is largely attributable to a $2.6 million increase in mortgage banking income and a $2.5 million increase in net interest income. These changes were only partially offset by a $873,000 increase in the provision for credit losses, a $1.9 million increase in salaries and other personnel expense, as well as a $786,000 increase in OREO expense due to a gain on sale recorded in the third quarter of 2023 for proceeds received related to a government guarantee on an OREO property sold in December 2022.

Net income for the first nine months of 2024 increased $7.3 million to $26.0 million as compared to $18.8 million for the same period in 2023. The increase in net income in the first nine months of 2024 as compared to the same period a year ago is largely attributable to a $6.6 million increase in mortgage banking income, a $5.8 million increase in net interest income, and a $865,000 decrease in the provision for credit losses which were only partially offset by and a $3.3 million increase in salaries and other personnel expense, as well as a $557,000 increase in data processing expense.
    Net Interest Income/Net Interest Margin
    Net interest income for the third quarter of 2024 increased 9% or $2.5 million, to $28.8 million as compared to $26.4 million for the third quarter of 2023. The net interest margin increased 14 basis points to 4.29% in the third quarter of 2024 as compared to 4.15% in the third quarter of 2023. Net interest income for the first nine months of 2024 increased 8% or $5.8 million, to $82.3 million as compared to $76.5 million for the first nine months of 2023. The net interest margin increased 6 basis points to 4.23% in the first nine months of 2024 as compared to 4.17% in the first nine months of 2023.
The increase in net interest income in the third quarter and first nine months of 2024 compared to the same periods in 2023 was primarily the result of increased interest on loans which was only partially offset by a decrease in interest income on investments and interest bearing deposits in other banks, as well as an increase in interest expense on interest-bearing deposits.
The increase in net interest margin in the third quarter and first nine months of 2024 as compared to the same periods of 2023 was primarily due to higher yields on earning assets, a favorable change in the mix of earning-assets, and an increase in total earning assets which were only partially offset by higher interest costs.

Components of Net Interest Margin

The following table compares average balances and rates as well as margins on earning assets for the three-month periods ended September 30, 2024 and 2023. Average yields or costs are calculated on a tax-equivalent basis.

(Dollars in Thousands)	Three Months Ended September 30,
					Interest income/				Average Tax Equivalent
	Average Balances		Change		expense		Change		Yields/Costs[6]
	2024	2023	$	%	2024	2023	$	%	2024	2023	Change
Interest-bearing deposits in other banks[1]	$28,409	$42,273	($13,864)	(33)%	$389	$584	($195)	(33)%	5.28%	5.39%	(0.11)%
Taxable long-term investments[2]	619,012	715,767	(96,755)	(14)%	4,164	4,727	(563)	(12)%	2.80%	2.43%	0.37%
Loans held for sale	93,689	62,350	31,339	50%	1,452	988	464	47%	6.20%	6.34%	(0.14)%
Loans[3,4]	1,933,181	1,695,736	237,445	14%	33,411	28,109	5,302	19%	6.91%	6.61%	0.30%
Interest-earning assets[5]	2,674,291	2,516,126	158,165	6%	39,416	34,408	5,008	15%	5.92%	5.48%	0.44%
Nonearning assets	196,266	205,770	(9,504)	(5)%
Total	$2,870,557	$2,721,896	$148,661	5%

Interest-bearing demand	$929,510	$828,854	$100,656	12%	$4,670	$3,614	$1,056	29%	2.00%	1.73%	0.27%
Savings deposits	240,040	270,945	(30,905)	(11)%	289	322	(33)	(10)%	0.48%	0.47%	0.01%
Money market deposits	198,840	232,054	(33,214)	(14)%	828	766	62	8%	1.66%	1.31%	0.35%
Time deposits	427,717	287,625	140,092	49%	4,336	2,436	1,900	78%	4.03%	3.36%	0.67%
Total interest-bearing deposits	1,796,107	1,619,478	176,629	11%	10,123	7,138	2,985	42%	2.24%	1.75%	0.49%
Borrowings	43,555	76,681	(33,126)	(43)%	451	920	(469)	(51)%	4.07%	4.73%	(0.66)%
Total interest-bearing liabilities	1,839,662	1,696,159	143,503	8%	10,574	8,058	2,516	31%	2.29%	1.88%	0.41%
Non-interest bearing demand deposits	722,000	747,147	(25,147)	(3)%
Other liabilities	52,387	52,078	309	1%
Equity	256,508	226,512	29,996	13%
Total	$2,870,557	$2,721,896	$148,661	5%
Net interest income					$28,842	$26,350	$2,492	9%
Net interest margin									4.29%	4.15%	0.14%
Average loans to average interest-earning assets	72.29%	67.39%
Average loans to average total deposits	76.77%	71.65%
Average non-interest deposits to average total deposits	28.67%	31.57%
Average interest-earning assets to average interest-bearing liabilities	145.37%	148.34%

1Consists of interest bearing deposits in other banks and domestic CDs.
2Consists of investment securities available for sale, investment securities held to maturity, marketable equity securities, and investment in Federal Home Loan Bank stock.
3Interest income includes loan fees. Loan fees recognized during the period and included in the yield calculation totaled $1.1 million and $881,000 in the third quarter of 2024 and 2023, respectively.
4Nonaccrual loans are included with a zero effective yield. Average nonaccrual loans included in the computation of the average loan balances were $5.0 million and $7.2 million in the third quarter of 2024 and 2023, respectively.
5The Company does not have any fed funds sold or securities purchased with agreements to resell to disclose as part of its total interest-earning assets in the periods presented.
6Tax-equivalent yields/costs assume a federal tax rate of 21% and state tax rate of 7.43% for a combined tax rate of 28.43%.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending September 30, 2024 and 2023. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates. The Company did not have any fed funds sold or securities purchased with agreements to resell for the three-month periods ending September 30, 2024 and 2023.

(In Thousands)	Three Months Ended September 30, 2024 vs. 2023
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Short-term investments	($184)	($11)	($195)
Taxable long-term investments	(661)	98	(563)
Loans held for sale	487	(23)	464
Loans	3,993	1,309	5,302
Total interest income	$3,635	$1,373	$5,008

Interest Expense:
Interest-bearing demand	$244	$812	$1,056
Savings deposits	(38)	5	(33)
Money market deposits	(121)	183	62
Time deposits	1,346	554	1,900
Interest-bearing deposits	1,431	1,554	2,985
Borrowings	(317)	(152)	(469)
Total interest expense	$1,114	$1,402	$2,516

The following table compares average balances and rates as well as margins on earning assets for the nine-month periods ended September 30, 2024 and 2023. Average yields or costs are calculated on a tax-equivalent basis.

(Dollars in Thousands)	Nine Months Ended September 30,
					Interest income/				Average Tax Equivalent
	Average Balances		Change		expense		Change		Yields/Costs[6]
	2024	2023	$	%	2024	2023	$	%	2024	2023	Change
Interest-bearing deposits in other banks[1]	$35,747	$79,362	($43,615)	(55)%	$1,459	$2,901	($1,442)	(50)%	5.34%	4.82%	0.52%
Taxable long-term investments[2]	643,221	723,693	(80,472)	(11)%	12,994	14,018	(1,024)	(7)%	2.82%	2.41%	0.41%
Loans held for sale	63,917	40,433	23,484	58%	2,942	1,837	1,105	60%	6.14%	6.06%	0.08%
Loans[3,4]	1,857,756	1,608,293	249,463	16%	94,738	77,267	17,471	23%	6.85%	6.46%	0.39%
Interest-earning assets[5]	2,600,641	2,451,781	148,860	6%	112,133	96,023	16,110	17%	5.81%	5.30%	0.51%
Nonearning assets	200,619	192,430	8,189	4%
Total	$2,801,260	$2,644,211	$157,049	6%

Interest-bearing demand	$908,142	$771,504	$136,638	18%	$13,454	$8,490	$4,964	58%	1.98%	1.47%	0.51%
Savings deposits	244,385	284,841	(40,456)	(14)%	833	989	(156)	(16)%	0.46%	0.46%	—%
Money market deposits	205,266	256,937	(51,671)	(20)%	2,491	2,361	130	6%	1.62%	1.23%	0.39%
Time deposits	393,386	264,026	129,360	49%	12,001	5,995	6,006	100%	4.07%	3.04%	1.03%
Total interest-bearing deposits	1,751,179	1,577,308	173,871	11%	28,779	17,835	10,944	61%	2.20%	1.51%	0.69%
Borrowings	35,327	52,075	(16,748)	(32)%	1,012	1,664	(652)	(39)%	3.76%	4.23%	(0.47)%
Total interest-bearing liabilities	1,786,506	1,629,383	157,123	10%	29,791	19,499	10,292	53%	2.23%	1.60%	0.63%
Non-interest bearing demand deposits	711,197	746,251	(35,054)	(5)%
Other liabilities	57,097	42,596	14,501	34%
Equity	246,460	225,981	20,479	9%
Total	$2,801,260	$2,644,211	$157,049	6%
Net interest income					$82,342	$76,524	$5,818	8%
Net interest margin									4.23%	4.17%	0.06%
Average loans to average interest-earning assets	71.43%	65.60%
Average loans to average total deposits	75.45%	69.22%
Average non-interest deposits to average total deposits	28.88%	32.12%
Average interest-earning assets to average interest-bearing liabilities	145.57%	150.47%

1Consists of interest bearing deposits in other banks and domestic CDs.
2Consists of investment securities available for sale, investment securities held to maturity, marketable equity securities, and investment in Federal Home Loan Bank stock.
3Interest income includes loan fees. Loan fees recognized during the period and included in the yield calculation totaled $3.3 million and $3.2 million in the first nine months of 2024 and 2023, respectively.
4Nonaccrual loans are included with a zero effective yield. Average nonaccrual loans included in the computation of the average loan balances were $5.3 million and $7.4 million in the first nine months of 2024 and 2023, respectively.
5The Company does not have any fed funds sold or securities purchased with agreements to resell to disclose as part of its total interest-earning assets in the periods presented.
6Tax-equivalent yields/costs assume a federal tax rate of 21% and state tax rate of 7.43% for a combined tax rate of 28.43%.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the nine-month periods ending September 30, 2024 and 2023. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates. The Company did not have any fed funds sold or securities purchased with agreements to resell for the nine-month periods ending September 30, 2024 and 2023.

(In Thousands)	Nine Months Ended September 30, 2024 vs. 2023
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Short-term investments	($1,720)	$278	($1,442)
Taxable long-term investments	(1,605)	581	(1,024)
Loans held for sale	1,082	23	1,105
Loans	12,648	4,823	17,471
Total interest income	$10,405	$5,705	$16,110

Interest Expense:
Interest-bearing demand	$945	$4,019	$4,964
Savings deposits	(137)	(19)	(156)
Money market deposits	(533)	663	130
Time deposits	3,535	2,471	6,006
Interest-bearing deposits	3,810	7,134	10,944
Borrowings	(439)	(213)	(652)
Total interest expense	$3,371	$6,921	$10,292

Provision for Credit Losses
The provision for credit loss expense is the amount of expense that, based on our judgment, is required to maintain the Allowance for Credit Losses (“ACL”) at an appropriate level under the Company's Current Expected Credit Losses (“CECL”) model. The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. The following table presents the major categories of credit loss expense for the three and nine-month periods ended September 30, 2023 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Credit loss expense on loans held for investment	$1,738	$750	$2,093	$2,519
Credit loss expense on unfunded commitments	325	440	(1)	438
Credit loss expense on available for sale debt securities	—	—	—	—
Credit loss expense on held to maturity securities	—	—	—	—
Credit loss expense on purchased receivables	—	—	—	—
Total credit loss expense	$2,063	$1,190	$2,092	$2,957
The increase in the provision for credit losses for both the three- and nine-month periods ended September 30, 2024 as compared to the same periods in 2023 is primarily the result of a higher loan growth. The provision for credit losses on unfunded commitments decreased in both the three- and nine-month periods ended September 30, 2024 as compared to the same periods in 2023 primarily due to lower growth in unfunded commitment balances as well as changes in mix of the portfolio. Fluctuations in the provision for credit losses in the future will be dependent upon changes in economic conditions and forecasts, as well as loan portfolio composition, quality, and duration.
Other Operating Income
Other operating income for the three-month period ended September 30, 2024 increased $3.6 million, or 45%, to $11.6 million as compared to $8.0 million for the same period in 2023, primarily due to a $2.6 million increase in mortgage banking income in the second quarter of 2024 compared to the same quarter a year ago as well as a $564,000 increase in the fair value of marketable equity securities. Service charges on deposit accounts and bankcard fees also increased in the third quarter of 2024 as compared to the same period in 2023. The increase in mortgage banking income in the three-month period ended September 30, 2024 as compared to the same period in 2023 was primarily due to increased production volume due to increased home purchase activity.

Other operating income for the nine-month period ended September 30, 2024 increased $9.1 million, or 46%, to $29.0 million as compared to $19.9 million for the same period in 2023, primarily due to a $6.6 million increase in mortgage banking income as well as a $1.3 million increase in the fair value of marketable equity securities and a $445,000 increase in purchased receivable income. Bankcard fees, purchased receivable income, and service charges on deposit accounts also increased in the first nine months of 2024 as compared to the same period in 2023. The increase in mortgage banking income in the nine-month period ended September 30, 2024 as compared to the same period in 2023 was primarily due to increased production volume due to rebounding home purchase activity.

Other Operating Expense
Other operating expense for the third quarter of 2024 increased $3.8 million, or 17%, to $26.7 million as compared to $22.9 million for the same period in 2023, primarily due to a $1.9 million increase in salaries and other personnel expense as well as a $786,000 increase in OREO expense due to subsequent proceeds received in the third quarter of 2023 that are related to a government guarantee on an OREO property sold in December 2022. The increase in salaries and other personnel expense was primarily due to $1.0 million higher mortgage commissions expense due to higher production in the third quarter of 2024 compared to the same period in 2023 as well as $1.2 million higher profit sharing expense, which generally increases when net income increases to reflect a higher expected payout to employees.

Other operating expense for the nine-month period ended September 30, 2024 increased $5.4 million, or 8%, to $75.6 million as compared to $70.2 million for the same period in 2023 is primarily due to a $3.3 million increase in salaries and other personnel expense primarily due to $1.2 million higher mortgage commissions expense due to higher production and $2.0 million higher profit sharing expense as well as a $557,000 increase in data processing expense, and a $379,000 increase in OREO expense due to subsequent proceeds received in the first quarter of 2024 and third quarter of 2023 that are related to a government guarantee on an OREO property sold in December 2022.
Income Taxes
For the third quarter and first nine months of 2024, Northrim recorded a higher effective tax rate as compared to the same periods in 2023 as a result of a decrease in tax credits and tax exempt interest income as a percentage of pre-tax income in 2024. In the third quarter of 2024, Northrim recorded $2.8 million in state and federal income tax expense, for an effective tax rate of 24.17% compared to $1.9 million and 18.43% for the same period in 2023. In the first nine months of 2024, Northrim recorded $7.7 million in state and federal income tax expense, for an effective tax rate of 22.71% compared to $4.5 million and 19.29% for the same period in 2023.

FINANCIAL CONDITION
    Balance Sheet Overview
Investment Securities
Investment Securities include investment securities available for sale, investment securities held to maturity, and marketable equity securities, at September 30, 2024 decreased 14% to $594.9 million from $687.8 million at December 31, 2023 primarily due to maturities and calls of available for sale securities during the first nine months of 2024.
The table below details portfolio investment balances by portfolio investment type for the periods indicated:

	September 30, 2024		December 31, 2023
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
	Balance	% of total	Balance	% of total
U.S. Treasury and government sponsored entities	$489,923	82.3%	$564,125	82.1%
Municipal securities	—	—%	816	0.1%
Corporate bonds	45,552	7.7%	50,374	7.3%
Collateralized loan obligations	46,485	7.8%	59,371	8.6%
Preferred stock	12,957	2.2%	13,153	1.9%
Total	$594,917		$687,839

The average estimated duration of the investment portfolio at September 30, 2024, was approximately 2.3 years. As of September 30, 2024, $105.1 million of available for sale securities with a weighted average yield of 0.61% are scheduled to mature in the next six months, $73.0 million with a weighted average yield of 2.48% are scheduled to mature in six months to one year, and $177.8 million with a weighted average yield of 1.31% are scheduled to mature in the following year, representing a total of $355.9 million or 13% of earning assets that are scheduled to mature in the next 24 months.

Loans and Lending Activities
The following table presents the concentration distribution of the loan portfolio, net of deferred fees and costs, as of the dates indicated:

	September 30, 2024		December 31, 2023
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial & industrial loans	$414,201	20.6%	$411,387	23.0%
Commercial real estate:
Owner occupied properties	410,924	20.5%	366,741	20.5%
Non-owner occupied and multifamily properties	580,702	28.8%	515,528	28.8%
Residential real estate:
1-4 family residential properties secured by first liens	248,906	12.4%	203,738	11.4%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	45,531	2.3%	33,996	1.9%
1-4 family residential construction loans	39,557	2.0%	30,976	1.7%
Other construction, land development and raw land loans	183,849	9.2%	148,373	8.3%
Obligations of states and political subdivisions in the US	29,586	1.5%	30,407	1.7%
Agricultural production, including commercial fishing	44,489	2.2%	41,007	2.3%
Consumer loans	7,907	0.4%	6,241	0.3%
Other loans	1,913	0.1%	1,103	0.1%
Total loans	$2,007,565		$1,789,497
Loans increased by $218.1 million, or 12%, to $2.008 billion at September 30, 2024 from $1.789 billion at December 31, 2023, as a result of increases in nearly all loan segments.
Information about industry concentrations
The Company defines “direct exposure” to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $82.0 million, or approximately 4% of loans as of September 30, 2024 have direct exposure to the oil and gas industry as compared to $96.1 million, or approximately 5% of loans as of December 31, 2023. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $29.7 million and $38.6 million at September 30, 2024 and December 31, 2023, respectively. The portion of the Company's ACL that related to the loans with direct exposure to the oil and gas industry was estimated at $882,000 as of September 30, 2024 and $884,000 as of December 31, 2023.

    The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	September 30, 2024	December 31, 2023
Commercial & industrial loans	$67,708	$77,917
Commercial real estate:
Owner occupied properties	7,975	11,410
Non-owner occupied and multifamily properties	4,983	5,434
Other loans	1,301	1,357
Total	$81,967	$96,118

The Company monitors other concentrations within the loan portfolio depending on trends in the current and future estimated economic conditions. At September 30, 2024, the Company had $127.4 million, or 6% of portfolio loans, in the Healthcare sector, $110.4 million, or 5% of portfolio loans, in the Tourism sector, $96.6 million, or 5% of portfolio loans, in the Accommodations sector, $83.6 million, or 4% of portfolio loans, in the Fishing sector, $70.6 million, or 3% of portfolio loans, in the Aviation (non-tourism) sector, $67.7 million, or 3% of portfolio loans, in the Retail sector, and $53.1 million, or 3% in the Restaurant sector.

The portion of the Company's ACL that related to the loans with exposure to these industries is estimated at the following amounts as of September 30, 2024:

(In Thousands)	Tourism	Aviation (non-tourism)	Healthcare	Retail	Fishing	Restaurant	Accommodations	Total
ACL	$632	$619	$990	$645	$509	$420	$920	$4,735

Credit Quality and Nonperforming Assets
The following table sets forth information regarding our nonperforming loans and total nonperforming assets for the periods indicated:

	September 30,	December 31,
(In Thousands)	2024	2023
Nonaccrual loans	$4,944	$6,069
Loans 90 days past due and accruing	17	—
Total nonperforming loans	$4,961	$6,069
Nonperforming loans guaranteed by government	—	(1,067)
Net nonperforming loans	$4,961	$5,002
Repossessed assets	297	—
Nonperforming purchased receivables	—	808
Net nonperforming assets	$5,258	$5,810
Nonperforming loans, net of government guarantees / portfolio loans	0.25%	0.28%
Nonperforming loans, net of government guarantees / portfolio loans, net of government guarantees	0.26%	0.30%
Nonperforming assets, net of government guarantees / total assets	0.18%	0.21%
Nonperforming assets, net of government guarantees / total assets net of government guarantees	0.19%	0.21%

Adversely classified loans, net of government guarantees	$6,503	$7,057
Special mention loans, net of government guarantees	$9,641	$6,580
Loans 30-89 days past due and accruing, net of government guarantees /portfolio loans	0.08%	0.03%
Loans 30-89 days past due and accruing, net of government guarantees /
portfolio loans, net of government guarantees	0.09%	0.03%

Allowance for credit losses / portfolio loans	0.97%	0.97%
Allowance for credit losses / portfolio loans, net of government guarantees	1.04%	1.02%
Allowance for credit losses / nonperforming loans, net of government
guarantees	394%	345%

Gross loan charge-offs for the quarter	$15	$281
Gross loan recoveries for the quarter	($111)	($185)
Net loan (recoveries) charge-offs for the quarter	($96)	$96
Net loan (recoveries) charge-offs year-to-date	($164)	($38)
Net loan (recoveries) charge-offs for the quarter / average loans, for the quarter	—%	0.01%
Net loan (recoveries) charge-offs year-to-date / average loans,
year-to-date annualized	—%	—%

Allowance for Credit Losses
The following table sets forth information regarding changes in the ACL for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Balance at beginning of period	$17,694	$15,645	$17,270	$13,838
Charge-offs:
Commercial & industrial loans	—	(91)	—	(140)
Agricultural production, including commercial fishing	—	—	(25)	—
Consumer loans	(15)	—	(15)	(14)
Total charge-offs	(15)	(91)	(40)	(154)
Recoveries:
Commercial & industrial loans	104	181	181	267
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	6	5	16	17
Agricultural production, including commercial fishing	1	—	6	—
Consumer loans	—	1	1	4
Total recoveries	111	187	204	288
Net, recoveries and (charge-offs)	96	96	164	134
Provision for credit losses	1,738	750	2,094	2,519
Balance at end of period	$19,528	$16,491	$19,528	$16,491
    The following table sets forth information regarding changes in the ACL for unfunded commitments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Balance at beginning of period	$2,091	$1,968	$2,418	$1,970
(Benefit) provision for credit losses	325	440	(2)	438
Balance at end of period	$2,416	$2,408	$2,416	$2,408

The ACL for loans held for investment at September 30, 2024 increased $2.3 million from December 31, 2023 primarily due to higher non-government guaranteed loan balances and changes in management's CECL model assumptions. While management believes that it uses the best information available to determine the ACL, unforeseen market conditions and other events could result in adjustment to the ACL, and net income could be significantly affected if circumstances differed substantially from the assumptions used in making the final determination of the ACL.
Deposits
Deposits are the Company’s primary source of funds. Total deposits increased $140.5 million, or 6%, to $2.63 billion as of September 30, 2024 compared to $2.49 billion as of December 31, 2023, primarily due to seasonality. The following table summarizes the Company's composition of deposits as of the periods indicated:

	September 30, 2024		December 31, 2023
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$763,595	29%	$749,683	31%
Interest-bearing demand	979,238	37%	927,291	37%
Savings deposits	245,043	9%	255,338	10%
Money market deposits	201,821	8%	221,492	9%
Time deposits	435,870	17%	331,251	13%
Total deposits	$2,625,567		$2,485,055
The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 83% of total deposits at September 30, 2024 and 87% of total deposits at December 31, 2023.
    The only deposit category with stated maturity dates is certificates of deposit. At September 30, 2024, the Company had $435.9 million in certificates of deposit as compared to certificates of deposit of $331.3 million at December 31, 2023. At September 30, 2024, $394.7 million, or 91%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $268.5 million, or 81%, of total certificates of deposit at December 31, 2023. The aggregate amount of certificates of deposit in amounts of $250,000 and greater at September 30, 2024 and December 31, 2023, was $216.0 million and $142.1 million, respectively. The following table sets forth the amount outstanding of deposits in amounts of $250,000 and greater by time remaining until maturity and percentage of total deposits as of September 30, 2024:

	Time Certificates of Deposit
	of $250,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$123,555	57%
Over 3 through 6 months	21,670	10%
Over 6 through 12 months	41,034	19%
Over 12 months	29,773	14%
Total	$216,032	100%

At September 30, 2024, 73% of total deposits were held in business accounts and 27% of deposit balances were held in consumer accounts. Northrim had approximately 34,000 deposit customers with an average balance of $48,000 as of September 30, 2024. Northrim had 22 customers with balances over $10 million as of September 30, 2024 which accounted for $978.4 million, or 38%, of total deposits.

Uninsured deposits totaled approximately $1.12 billion or 43% of total deposits as of September 30, 2024 compared to $1.0 billion or 41% of total deposits as of December 31, 2023. Since interest rates began increasing in 2023, Northrim has taken a proactive, targeted approach to increase deposit rates. There was no unusual deposit activity during the first nine months of 2024.

Borrowings
    FHLB: The Bank is a member of the Federal Home Loan Bank of Des Moines (the “FHLB”). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Bank’s assets. At September 30, 2024, our maximum borrowing line from the FHLB was approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. Based on the Company's current collateral pledged to the FHLB, less outstanding advances, the Company's borrowing line is $343.8 million as of September 30, 2024. The Company has outstanding advances of $13.4 million as of September 30, 2024 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. These advances have original terms of either 18 or 20 years with 30 year amortization periods and fixed interest rates ranging from 1.23% to 3.25%.

    Federal Reserve Bank: The Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”) is holding $70.0 million of securities as collateral to secure the Company's ability to take advances through the discount window on September 30, 2024. There were no discount window advances outstanding at either September 30, 2024 or December 31, 2023.

    Other Short-term Borrowings: The Company is subject to provisions under Alaska state law, which generally limit the amount of outstanding debt to 35% of total assets or $1.03 billion at September 30, 2024 and $975.9 million at December 31, 2023.

    At September 30, 2024 and December 31, 2023, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
    Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advances noted above as of September 30, 2024 or December 31, 2023.

Liquidity and Capital Resources
    The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company. Given that the Bank currently meets and the Bank anticipates that it will continue to meet, all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards, the Company expects to continue to receive dividends from the Bank during the remainder of 2024. Other available sources of liquidity for the bank holding company include the issuance of debt and the issuance of common or preferred stock. As of September 30, 2024, the Company has 10.0 million authorized shares of common stock, of which approximately 5.5 million are issued and outstanding, leaving approximately 4.5 million shares available for issuance. Additionally, the Company has 2.5 million authorized shares of preferred stock available for issuance.
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

The Company had cash and cash equivalents of $102.9 million, or 3% of total assets at September 30, 2024 compared to $118.5 million, or 4% of total assets as of December 31, 2023. The decrease in cash and cash equivalents since the end of 2023 is primarily due to an increase in loans. The Company had other comprehensive income, net of tax, of $7.2 million for the nine-month period ending September 30, 2024 primarily due to unrealized holding gains on available for sale securities. Accumulated unrealized losses, net of income taxes on available for sale securities, which are recorded in total shareholders' equity, are $7.6 million as of September 30, 2024. Accumulated unrealized losses, net of income taxes on held to maturity securities, which are not recorded in shareholders' equity, are $1.5 million as of September 30, 2024. Management does not believe that liquidation of these securities, which would result in realized losses, will occur prior to maturity of these securities. As of September 30, 2024, the weighted average maturity of available for sale securities is 2.3 years, compared to 2.8 years at December 31, 2023, and 3.3 years at December 31, 2022. At September 30, 2024, $178.1 million available for sale securities mature within one year, $177.8 million mature within one to two years, and $112.0 million mature within two to three years. Our total unfunded commitments to fund loans and letters of credit at September 30, 2024 were $482.5 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. At September 30, 2024, certificates of deposit totaling $394.7 million are scheduled to mature over the next 12 months and may be withdrawn from the Bank. Similar to loans, we do not expect that these maturing certificates of deposit, or other non-maturity deposits, to be withdrawn from the Bank in a manner that will strain liquidity; however, unforeseen future circumstances or events may cause higher than anticipated withdrawal of deposits or draws of unfunded commitments to fund new loans. Management believes that cash requirements to fund future non-deposit and non-borrowing liabilities, including operating lease liabilities and other liabilities, as of September 30, 2024, are not material to the Company's liquidity position as of September 30, 2024.
The Company has other available sources of liquidity to fund unforeseen liquidity requirements. These include borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At September 30, 2024, our liquid assets, which include investments and loans maturing within a year, were $1.07 billion. Our funds available for borrowing under our existing lines of credit based on loans currently pledged and investments available to be pledged as collateral were $641.7 million. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient for the foreseeable future.
As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 “Financial Statements” of this report, net cash used by operating activities was $44.2 million for the first nine months of 2024, primarily due to cash used in connection with the origination of loans held for sale, which was only partially offset by cash provided by net income and net proceeds from the sale of loans held for sale. Net cash used by investing activities was $100.7 million for the same period, primarily due to an increase in loans which was only partially offset by maturities and calls of available for sale securities. Net cash provided by financing activities in the same period was $129.3 million, primarily due to an increase in deposits which was only partially offset by cash dividends paid to shareholders.
Throughout our history, the Company has periodically repurchased for cash a portion of its shares of common stock in the open market. The Company repurchased 15,034 shares of its common stock under the Company's previously announced repurchase programs in the first quarter of 2024 and did not repurchase any shares in the second or third quarter of 2024. At September 30, 2024, there are 110,000 shares remaining under the repurchase program. The Company may elect to continue to repurchase our common stock from time-to-time depending upon market conditions, but we can make no assurances that we will continue this program or that we will authorize additional shares for repurchase.
Capital Requirements and Ratios
    We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of September 30, 2024, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

    The table below illustrates the capital requirements in effect for the periods noted for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain capital ratios for the Bank in 2024, exceeding the FDIC’s requirements for the “well-capitalized” classification. The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering completed in the fourth quarter of 2005 is included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $10 million more in regulatory capital than the Bank at September 30, 2024, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

September 30, 2024
Total risk-based capital	8.00%	10.00%	12.50%	11.15%
Tier 1 risk-based capital	6.00%	8.00%	11.53%	10.18%
Common equity tier 1 capital	4.50%	6.50%	11.10%	10.18%
Leverage ratio	4.00%	5.00%	9.08%	8.01%

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

As of January 1, 2024, management uses a DCF method for seven of its 11 loan pools, which represented 96% of the amortized cost basis of total loan pools at September 30, 2024. The weighted average remaining life method was used for the remaining four loan pools; management changed the consumer pool to the remaining life method primarily because the regression model under the DCF model for this pool fell outside of acceptable levels for certain statistical tests performed by management to determine the appropriateness of model method selections.

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

Management performs a hypothetical sensitivity analysis of our ACL quarterly to understand the impact of a change in a key input on our ACL. As of September 30, 2024, if the four-quarter U.S. unemployment rate forecast had been approximately 8% higher and the four-quarter annualized growth rate in the U.S. Gross Domestic Product had been approximately 41% lower, our ACL for loans would have increased $1.1 million, or 6%. As of September 30, 2024, if the four-quarter national unemployment rate forecast had been approximately 32% higher and the four-quarter annualized growth rate in the U.S. Gross Domestic Product had been approximately 10% higher, which represents management's estimate of long-term mean rates for these economic factors, our ACL for loans would have increased $2.3 million, or 12%. This sensitivity analysis includes the impact to both the quantitative and qualitative components of our ACL. Changes in quantitative inputs and qualitative loss factors may not occur in the same direction or magnitude across all segments of our loan portfolio and deterioration in some quantitative inputs and qualitative loss factors may offset improvement in others. This sensitivity analysis does not represent a change to our expectations of the economic environment but provides a hypothetical result to assess the sensitivity of the ACL to a change in a key input. This sensitivity analysis does not incorporate changes to management’s judgment of qualitative loss factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Our assessment of market risk as of September 30, 2024 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of September 30, 2024, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Part I. Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as updated by the Company's periodic filings with the SEC. These risk factors have not changed materially as of September 30, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) There were no stock repurchases by the Company during the three-month period ending September 30, 2024.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page for the Company's Quarterly Report on 10-Q for the quarter ended September 30, 2024 - formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NORTHRIM BANCORP, INC.

October 30, 2024	By	/s/ Michael G. Huston
Michael G. Huston
President, Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

October 30, 2024	By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)