Form 10-K
period 2024-12-31
NORTHRIM BANCORP INC
filed 2025-03-10
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K
(Mark One)
☑    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in this filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       ☐ Yes  ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $304,513,388.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  5,520,880 shares of Common Stock, $1.00 par value, as of March 10, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement on Schedule 14A, relating to the registrant’s annual meeting of shareholders to be held on May 22, 2025, are incorporated by reference into Part III of this Form 10-K.

PART I

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of Northrim BanCorp Inc.’s style of banking, and the strength of the local economy in which we operate. All statements other than statements of historical fact, including statements regarding industry prospects, and future results of operations or financial position, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements, are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: descriptions of Northrim’s and Sallyport Commercial Finance LLC’s financial condition, results of operations, asset based lending volumes, asset and credit quality trends and profitability and statements about the expected financial benefits and other effects of the acquisition of Sallyport by Northrim Bank; expected cost savings, synergies and other financial benefits from the acquisition of Sallyport by Northrim Bank might not be realized within the expected time frames and costs or difficulties relating to integration matters might be greater than expected; the ability of Northrim and Sallyport to execute their respective business plans; potential further increases in interest rates; the value of securities held in our investment portfolio; impact of the results of government initiatives on the regulatory landscape, natural resource extraction industries, and capital markets; the impact of declines in the value of commercial and residential real estate markets, high unemployment rates, inflationary pressures and slowdowns in economic growth; changes in banking regulation or actions by bank regulators; potential further increases in inflation, supply-chain constraints, and potential geopolitical instability, including the wars in Ukraine and the Middle East; financial stress on borrowers (consumers and businesses) as a result of higher rates or an uncertain economic environment; the general condition of, and changes in, the Alaska economy; our ability to maintain or expand our market share or net interest margin; the sufficiency of our allowance for loan losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to current expected credit losses accounting guidance; our ability to maintain asset quality; our ability to implement our marketing and growth strategies; our ability to identify and address cyber-security risks, including security breaches, “denial of service attacks,” “hacking,” and identity theft; disease outbreaks; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. In addition, there are risks inherent in the banking industry relating to collectability of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Item 1A. Risk Factors, and in our filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

ITEM 1.            BUSINESS
    In this document, please note that references to "we", "our", "us", or the "Company" mean Northrim BanCorp, Inc. and its subsidiaries, unless the context suggests otherwise.
General
    We are a publicly traded bank holding company headquartered in Anchorage, Alaska. The Company’s common stock trades on the Nasdaq Global Select Stock Market (“NASDAQ”) under the symbol, “NRIM.” The Company is regulated by the Board of Governors of the Federal Reserve System, (the “FRB”). We began banking operations in Anchorage in December 1990, and formed the Company as an Alaska corporation in connection with our reorganization into a holding company structure; that reorganization was completed effective December 31, 2001. The Company has grown to be the third largest commercial bank in Alaska in terms of deposits, with $2.7 billion in total deposits and $3.0 billion in total assets at December 31, 2024.
Effective October 31, 2024, the Company completed its acquisition of Sallyport Commercial Finance, LLC (“SCF”), and its subsidiaries. SCF provides factoring, asset based lending, and alternative working capital lending to businesses throughout the United States and, through its subsidiaries and affiliates, to businesses in Canada and the United Kingdom.

    The Company has three direct wholly-owned subsidiaries:
•Northrim Bank (the “Bank”), a state chartered, full-service commercial bank headquartered in Anchorage, Alaska. The Bank is regulated by the Federal Deposit Insurance Corporation (the "FDIC") and the State of Alaska Department of Commerce, Community and Economic Development, Division of Banking and Securities. The Bank has 20 branch locations throughout the State of Alaska. We operate in Washington State through Northrim Funding Services (“NFS”), a factoring business that the Bank started in 2004. We offer a wide array of commercial and consumer loan and deposit products, investment products, and electronic banking services over the Internet;
•Northrim Investment Services Company (“NISC”) was formed in November 2002. Through NISC, we own 21% of the total outstanding equity interest in Pacific Wealth Advisors, LLC (“PWA”), an investment advisory, trust, and wealth management business located in Seattle, Washington. PWA is a holding company that owns Pacific Portfolio Consulting, LLC and Pacific Portfolio Trust Company;
•Northrim Statutory Trust 2 (“NST2”), an entity that we formed in December 2005 to facilitate a trust preferred securities offering by the Company.
    The Bank has four direct wholly-owned subsidiaries:
•Northrim Capital Investments Co. (“NCIC”) is a wholly-owned subsidiary of the Bank, which holds a 100% interest in a residential mortgage holding company, Residential Mortgage Holding Company, LLC, the parent company of Residential Mortgage, LLC (collectively “RML”).
•SCF is a wholly-owned subsidiary of the Bank. SCF provides factoring, asset based lending and alternative working capital solutions to small and medium sized enterprises in the United States and, through its subsidiaries, in Canada and the United Kingdom. SCF holds a 100% interest in Sallyport Commercial Finance CAN, LLC, a holding company, and a 40% interest in Sallyport Commercial Finance LTD, located in the United Kingdom. Sallyport Commercial Finance CAN, LLC, holds a 100% interest in Sallyport Commercial Finance ULC, located in Canada.
•Northrim Building, LLC (“NBL”) is a wholly-owned subsidiary of the Bank that owns and operates the Company’s main office facility at 3111 C Street in Anchorage.
•Northrim Building LO, LLC is a wholly-owned subsidiary of the Bank that owns and operates the Company’s community branch facilities at 2270 E. 37th Avenue in Anchorage and 2491 Tongass Avenue in Ketchikan.
Segments
    The Company operates in three reportable segments: Community Banking, Home Mortgage Lending, and Specialty Finance. Measures of the revenues, profit or loss, and total assets for each of the Company's segments are included in Part II. Item 8. "Financial Statements and Supplementary Data" of this report, which is incorporated herein by reference.
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
    Our strategy is one of value-added growth. Management believes that calculated, sustainable organic and inorganic market share growth coupled with good asset quality, an appropriate core deposit and capital base, operational efficiency, diversified sources of other operating income, and consistent profitability is the most appropriate means of increasing shareholder value.
    Our business strategy emphasizes commercial lending products and services through relationship banking with businesses and professional individuals in our Community Banking segment, mortgage origination and sale, mortgages held for investment, and mortgage servicing activities through our Mortgage Banking segment, and factoring, asset based lending, and alternative working capital lending through our Specialty Finance segment. Our experienced senior management team is intimately involved with serving customers and making credit decisions, all of which are made in Alaska for our Community Banking segment, allowing us to compete more favorably with larger competitors for business lending relationships. Our business strategy also emphasizes the origination of a variety of home mortgage loan products, most of which we sell to the secondary market. We retain servicing for home mortgages that we originate and sell to the Alaska Housing Finance Corporation (“AHFC”). We believe that there is opportunity to increase the Company’s loan portfolio, particularly in the commercial portion of the portfolio, in the Company’s current market areas through existing and new customers. In addition to lending products, in many cases commercial customers also require multiple deposit and affiliated services that add franchise value to the Company. We believe that these strategies will continue to benefit the Company in 2025, and we intend to continue to grow our balance sheet through increasing our market share.
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
The Company strives to continuously evaluate our human capital polices for improvement and alignment with current best practices. The Company recently added the Juneteenth National Independence Day and Indigenous People's Day to our lineup of paid holidays for employees. The Company also recently enhanced its paid parental leave program for employees following the birth of a child or the placement of a child in connection with an adoption, and increased base wages for all Community Banking employees below the level of Senior Vice President. This pay increase was done outside of the normal annual salary review process in order to appropriately respond, in a timely manner, to inflationary and competitive wage pressures. Effective January 1, 2023, the Company increased its sick leave benefit from 32 to 40 hours per year and removed the legacy 3-day wait period to use this benefit. In 2024, the Company overhauled employee healthcare options for employees that included new benefit plans that provided additional coverage options. This included a new essential core option at no cost for employee only coverage. Beginning in 2025, the Company increased its 401(k) match for Community Banking employees to 100% of employee deferrals up to 6% annually.
Approximately 40% of the Company's employees are working remotely as of December 31, 2024 either on a full- or part-time basis, including employees that work remotely part-time and work in the office part-time, which we refer to as a "hybrid" work from home arrangement. Like many other entities, the percentage of the Company's work force that works remotely in some fashion increased during the pandemic and is expected to stay approximately consistent with current levels in the future as the Company has adjusted to the new environment. We also offer our employees other flexible work options, such as variable work hours, condensed workweeks and part-time hours. There have been no material impacts to our operations due to the increase in these alternative working arrangements, and we are pleased to provide our employees with more flexibility to accommodate their needs. In addition, Northrim provides for a strong work/life balance, including generous paid time off and paid parental leave.
Employee Profile
    We consider our relations with our employees to be highly satisfactory.  We had 503 full-time equivalent employees at December 31, 2024. None of our employees are covered by a collective bargaining agreement.  Of the 503 full-time equivalent employees, 329 were Community Banking employees, 142 were Home Mortgage Lending employees, and 32 were Specialty Finance employees.
Among the Company's full-time equivalent employees as of December 31, 2024, 65% identify as women and 35% as men. Approximately 35% of the workforce identify as a member of a racial minority, 8% identify as individuals with a disability, and 3% identify as veterans. In executive and senior management positions, 39% identify as women and 61% as men as of December 31, 2024. Approximately 10% of those in executive and senior management positions identify as a member of a racial minority, 6% identify as individuals with a disability, and 6% identify as veterans.
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
•A Bank-On certified consumer checking account;
•IntraFi® Network Deposits℠ and business sweep;

•Consumer online banking, mobile app, and mobile deposit;
•Business online banking, business mobile app, and business mobile deposit; and
•Instantly issued debit cards for business and consumer accounts at account opening.
    Other Services: In addition to our traditional deposit and lending services, we offer our customers several convenience services: Mobile Web and Mobile APP Banking, consumer online account opening, Personal Finance, Online Documents, Consumer Debit Cards, Business Debit Cards, My Rewards for consumer debit cards, retail lockbox services, card controls, Consumer Credit Cards, Business Credit Cards, Corporate Purchase Cards, Integrated Payables, home equity advantage access cards, telebanking, and automated teller services.  Other services include personalized checks at account opening, overdraft protection from a savings account, commercial drive-up banking at many locations, automatic transfers and payments, Zelle (a peer-to-peer payment functionality), external transfers, Bill Pay, wire transfers, direct payroll deposit, electronic tax payments, Automated Clearing House origination and receipt, remote deposit capture, account reconciliation and positive pay, merchant services, cash management programs and sweep options to meet the needs of business customers, annuity products, and long term investment portfolios.
    Other Services Provided Through Affiliates:  Our affiliate PWA provides investment advisory, trust, and wealth management services for customers who are primarily located in the Pacific Northwest and Alaska. We plan to continue to leverage these affiliate relationships to strengthen our existing customer base and bring new customers into the Bank.
    Significant Business Concentrations: No individual or single group of related accounts is considered material in relation to our total assets or total revenues, or to the total assets, deposits or revenues of the Bank, or in relation to our overall business. Based on classification by North American Industry Classification System ("NAICS"), there are no segments or loan classifications that exceed 10% of portfolio loans, except for real estate (see Note 6, Loans and Credit Quality, of the Notes to Consolidated Financial Statements included in Part II. Item 8 of this report for a breakout of real estate loans). The Company has $619.4 million non-owner occupied commercial real estate loans as of December 31, 2024 of which 18% are apartments, 16% are retail centers, 15% are office class A or B, 12% are office / warehouse, 9% are hotels, 8% are mini warehouse and self-storage, 5% are warehouse, and 17% are other.
In addition to its review of NAICS codes, the Company has also identified concentrations in various industries that may be adversely impacted by a potential future health pandemic and a decline in oil prices. We estimate that as of December 31, 2024 the Company had $138.0 million, or 6% of total portfolio loans, in the Healthcare sector; $117.0 million, or 5% of portfolio loans, in the Tourism sector; $104.3 million, or 5% in the Accommodations sector; $87.4 million, or 4% in Retail loans; $84.6 million, or 4% of portfolio loans, in the Aviation (non-tourism) sector; $76.5 million, or 4% in the Fishing sector; and $55.1 million, or 3% in the Restaurants and Breweries sector. Additionally, approximately 37% of our loan portfolio at December 31, 2024 is attributable to 30 large borrowing relationships. Moreover, our business activities are currently focused primarily in the state of Alaska. Consequently, our results of operations and financial condition are dependent upon the general trends in the Alaska economy and, in particular, the residential and commercial real estate markets in Anchorage, Juneau, Fairbanks, the Matanuska-Susitna Valley, the Kenai Peninsula, and to a lesser extent, Ketchikan, Sitka, Kodiak and Nome.
Alaskans continue to account for substantially all of Northrim’s deposit base. Total deposits were $2.68 billion at December 31, 2024, up 8% from $2.49 billion a year ago. At December 31, 2024, 73% of total deposits were held in business accounts and 27% of deposit balances were held in consumer accounts. Northrim had approximately 34,000 deposit customers with an average balance of $61,000 as of December 31, 2024. Northrim had 26 customers with balances over $10 million as of December 31, 2024, which accounted for $612.9 million, or 24%, of total deposits.

    Home Mortgage Lending
    Lending Services: The Company originates 1-4 family residential mortgages, most of which we sell to the secondary market. Of the 1-4 family residential mortgages originated by the company in 2024, 79% were located in Alaska. Residential mortgage choices include several products from AHFC including first-time homebuyer, veteran's and rural community programs; Federal Housing Authority, or "FHA" loans; Veterans Affairs, or "VA" loans; and various conventional mortgages. The Company retains servicing rights on loans sold to AHFC since implementing a loan servicing program in July 2015. The Company also originates loans funded for investment, including adjustable rate mortgages, a second home product, jumbo loans, and extended locks which are retained as consumer loans in the Company's loan portfolio.
Specialty Finance
    Purchase of accounts receivable, asset based lending, and alternative working capital solutions:  We provide short and medium-term working capital to customers in Alaska, multiple states in the continental United States, and to a lessor extent in Canada and the United Kingdom through subsidiaries of SCF by purchasing their accounts receivable and by providing asset based lending and other alternative working capital products through our Specialty Finance segment, which includes activities at NFS and SCF. Our mission is to provide access to capital through tailored funding solutions to fuel growth and provide entrepreneurs opportunities to create value. We believe that business activities in this segment will generate profitability, including through periods of macroeconomic disruption, by cultivating relationships with an approach based on a thorough understanding of each of our customers' business operations, opportunities, and challenges. These activities are guided by policies that outline risk management, documentation, and approval limits.

Alaska Economy
Our growth and operations are impacted by the economic conditions of Alaska and the specific markets we serve. Significant changes in the Alaska economy and the markets we serve eventually could have a positive or negative impact on the Company. Alaska is strategically located on the Pacific Rim, within nine hours by air from 95% of the northern hemisphere, and Anchorage is a worldwide air cargo and transportation link between the United States and international business in Asia and Europe. The economy of Alaska is no longer entirely dependent upon natural resource industries. Key sectors of the Alaska economy are the oil industry, government and military spending, and the fishing, mining, tourism, air cargo, transportation, and construction industries, as well as health services.
Recent Economic Developments
The Alaska Department of Labor (“DOL”) has reported Alaska’s seasonally adjusted unemployment rate in November 2024 was 4.6% compared to the U.S. rate of 4.2%. The total number of payroll jobs in Alaska, not including uniformed military, increased 2.4% or 7,700 jobs between November 2023 and November 2024.
According to the DOL, Construction had the largest growth in new jobs in Alaska through November compared to the prior year. The Construction sector added 2,100 positions for a year over year growth rate of 12.7% in November 2024. The larger Health Care sector grew by 1,500 jobs for an annual growth rate of 3.7%. The Oil & Gas sector increased by 9.2% or 700 new direct jobs. Transportation, Warehousing and Utilities added 1,000 jobs for a 4.5% growth rate. Professional and Business Services increased 700 jobs year over year through November 2024, up 2.5%.

The Government sector grew by 1,200 jobs for 1.5% growth, adding 100 Federal jobs, 800 State and 300 Local government positions in Alaska over the same period. Declining sectors between November 2023 and November 2024 were Manufacturing (primarily seafood processing) shrinking 500 jobs (-6.6%), Information, down 100 jobs (-2.2%), and Retail lost 100 jobs (-0.3%).

Alaska’s Gross State Product (“GSP”) in the third quarter of 2024, exceeded $70 billion for the first time, and is estimated to be $70.1 billion, according to the Federal Bureau of Economic Analysis (“BEA”). Alaska’s inflation adjusted “real” GSP increased 6.5% in 2023, placing Alaska fifth best of all 50 states. In the third quarter of 2024 Alaska GSP increased at an annualized rate of 2.2%, compared to the average U.S. growth rate of 3.1%. Alaska’s real GSP improvement in the third quarter of 2024 was primarily caused by growth in the Health Care, Trade, Transportation and Warehousing sectors.

The BEA also calculated Alaska’s seasonally adjusted personal income at $55.7 billion in the third quarter of 2024. This was an annualized improvement in the third quarter of 3.3% for Alaska, compared to the national average of 3.2%. Alaska enjoyed an annual personal income improvement of 3.8% in 2023. The $445 million increase in personal income in the third quarter in Alaska came from a $310 million increase in net earnings from wages, $145 million growth in government transfer receipts (which grew in all 50 states), and a $10 million decrease in investment income.

The monthly average price of Alaska North Slope (“ANS”) crude oil was at an annual high of $89.05 in April 2024 and most recently averaged $72.50 in November 2024. The Alaska Department of Revenue (“DOR”) calculated ANS crude oil production was 461 thousand barrels per day (“bpd”) in Alaska’s fiscal year ending June 30, 2024 and is projected to increase to 467 thousand bpd in Alaska’s fiscal year 2025. The DOR expects production to continue to grow rapidly to 657 thousand bpd by fiscal year 2034. This is primarily a result of new production coming on-line in and around the NPR-A region west of Prudhoe Bay. A partnership between Santos and Repsol is constructing the new Pikka field and ConocoPhillips is developing the large new Willow field. There are also a number of smaller new fields in Alaska’s North Slope that are contributing to the State of Alaska’s production growth estimates.

According to the Alaska Multiple Listing Services, the average sales price of a single family home in Anchorage rose 6.2% in 2024 to $509,994, following a 5.2% increase in 2023. This was the seventh consecutive year of price increases.

The average sales price for single family homes in the Matanuska Susitna Borough rose 3.9% in 2024 to $412,907, after increasing 4% in 2023. This continues a trend of average price increases for more than a decade in the region. These two markets represent where the vast majority of the Bank’s residential lending activity occurs.

The Alaska Multiple Listing Services reported a 3.4% increase in the number of units sold in Anchorage when comparing 2024 to 2023. There was virtually no change in the number of homes sold in the Matanuska Susitna Borough, with only four fewer homes sold in 2024 than in 2023 or 0.2%.

A material portion of our loans at December 31, 2024, were secured by real estate located in greater Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast Alaska. In 2024, 31% of our revenue was derived from the residential housing market in the form of loan fees and interest on mortgage loans, interest and fees on residential construction and land development loans, gains on the sale or mortgage loans, and mortgage servicing income as compared to 24% and 25% in 2023 and 2022, respectively. Real estate values generally are affected by economic and other conditions in the area where the real estate is located, fluctuations in interest rates, changes in tax and other laws, and other matters outside of our control. A decline in real estate values in the greater Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast Alaska areas could significantly reduce the value of the real estate collateral securing our real estate loans and could increase the likelihood of defaults under these loans.

Long Term Economic Factors
We believe the long-term growth of the Alaska economy will most likely be impacted by large scale natural resource development projects. Several multi-billion dollar projects can potentially advance in the moderate-term. Some of these projects include copper, gold and molybdenum production at the proposed Donlin Gold mine and continued exploration in the National Petroleum Reserve Alaska. Two significant oil production projects, Willow and Pikka, have been sanctioned and are under development, with first oil expected from Pikka in 2026 and from Willow in 2029. Both of these projects should continue to generate activity on the North Slope with an estimated $1.5 billion in oil and gas construction spending on these projects forecasted for 2025. We believe the companies developing these projects will continue to provide significant capital investment, as long as oil prices remain sufficient to justify the economics of the projects and the tax environment remains stable.  If these projects stall or fail to move forward, we believe state revenues will continue to decline with falling oil production from older fields on the ANS. We anticipate the decline in state revenues would likely have a negative effect on Alaska’s economy.
    The oil industry plays a significant role in the economy of Alaska, but revenues for the State of Alaska are less dependent on the oil industry than they have been historically due to the implementation of a percent of market value (“POMV”) concept that has balanced and created more certainty in state revenue streams. Part of the POMV concept creates an allocation of a portion of investment earnings to unrestricted revenue instead of restricted revenue. According to the DOR, in 2024 and 2023, investment earnings allocated from the Alaska Permanent Fund under the POMV represented $3.7 billion, or 55%, and $3.5 billion, or 49%, respectively, of unrestricted State revenues. As of December 31, 2024, Alaska's Constitutional Budget Reserve was $2.8 billion and the Alaska Permanent Fund had a balance of $79.6 billion.  Investment revenue generated by the Alaska Permanent Fund is also used to pay an annual dividend to every eligible Alaskan citizen.
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
    We believe our exposure to the tourism industry diversifies the Company's customer base in the long-term. We believe this helps mitigate the effect that a decline in natural resource industries, specifically the oil industry, in Alaska would have on the Company's operations. Southeast Alaska is the primary destination for cruise ships that visit Alaska. Based on information from Rain Coast Data, over one million cruise ship tourists have visited Southeast Alaska annually in recent years, including 1.7 million in 2023 and 1.2 million in 2022. Additionally, the Cruise Lines International Association has reported that 1.7 million cruise ship visitors visited Southeast Alaska in 2024.

    Alaska’s residents are not subject to any state income or state sales taxes.  For over 40 years, Alaska residents have received annual distributions payable in October of each year from the Alaska Permanent Fund Corporation, which is supported by royalties from oil production and earnings from its investments.  The distribution was $1,702 per eligible resident in 2024 for an aggregate distribution of approximately $1.06 billion. The Anchorage Economic Development Corporation estimates that, for most Anchorage households, distributions from the Alaska Permanent Fund Corporation exceed other Alaska taxes to which those households are subject.
Competition
    We operate in a highly competitive and concentrated banking environment. We compete not only with other commercial banks, but also with many other financial competitors, including credit unions (including Global Credit Union, one of the nation’s largest credit unions), finance companies, mortgage banks and brokers, securities firms, insurance companies, private lenders, and other financial intermediaries, many of which have a state-wide or regional presence, and in some cases, a national presence. Our non-bank competitors also generally operate under fewer regulatory constraints, and in the case of credit unions, are not subject to income taxes. Changes in credit union operating practices have effectively eliminated the “common bond” of membership requirement and liberalized their lending authority to include business and real estate loans on par with commercial banks. The differences in resources and regulation may make it harder for us to compete profitably, to reduce the rates that we can earn on loans and investments, to increase the rates we must offer on deposits and other funds, and adversely affect our financial condition and earnings.
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
    Currently, there are seven commercial banks operating in Alaska. At June 30, 2024, the date of the most recently available information from the FDIC, the Bank had approximately a 16% share of the Alaska bank deposits, 19% in the Anchorage area, 21% in Juneau, 21% in Matanuska-Susitna, 18% in Sitka, 13% in Fairbanks, 12% in the Kenai Peninsula, 11% in Nome, 9% in Ketchikan, and 5% in Kodiak.

    The following table sets forth market share data for the banks having a presence in Alaska as of June 30, 2024, the most recent date for which comparative deposit information is available.

Financial institution	Number of branches	Total deposits (in thousands)	Market share of total bank deposits
Northrim Bank(1)	20	$2,480,330	15.7%
Wells Fargo Bank Alaska(1)	37	6,779,209	42.7%
First National Bank Alaska(1)	27	3,698,631	23.3%
Key Bank(1)	10	1,138,684	7.2%
First Bank(1)	9	772,277	4.9%
Mt. McKinley Bank(1)	5	535,180	3.4%
Denali State Bank(1)	5	436,311	2.8%
Total bank branches	113	$15,840,622	100%
 (1) FDIC Summary of Deposits as of June 30, 2024.

Supervision and Regulation
    The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “BHC Act”) registered with and subject to examination by the FRB. The Bank is an Alaska-state chartered commercial bank and is subject to examination, supervision, and regulation by the Alaska Department of Commerce, Community and Economic Development, Division of Banking and Securities (the “Division”). The FDIC insures the Bank’s deposits and also examines, supervises, and regulates the Bank. The Company’s affiliated investment advisory and wealth management company, Pacific Portfolio Consulting, LLC, is subject to and regulated under the Investment Advisors Act of 1940 and applicable state investment advisor rules and regulations. The Company’s affiliated trust company, Pacific Portfolio Trust Company, is regulated as a non-depository trust company under the trust company laws of the State of Washington and is subject to supervision and examination by the Washington State Department of Financial Institutions. The Bank's subsidiary, SCF, is subject to supervision and regulation by the California Department of Financial Protection and Innovation.

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

The FDIC provides insurance coverage for certain deposits held by the Bank through the Deposit Insurance Fund, which the FDIC maintains by assessing depository institutions an insurance premium. The Bank is assessed deposit insurance premiums by the FDIC using a risk-based assessment rate and an adjusted average total assets. A depository institution’s deposit insurance may be terminated by the FDIC upon a finding that the institution’s financial condition is unsafe or unsound, or that the institution has engaged in unsafe or unsound practices, or has violated any applicable rule, regulation, or order or condition enacted or imposed by a regulatory agency.

In November 2023, the FDIC implemented a special assessment to recover the loss to the Deposit Insurance Fund following the closures of Silicon Valley Bank, Signature Bank and First Republic Bank earlier in the year. The assessment was based on reported uninsured deposits as of December 31, 2022. The FDIC could cease collection early or extend the special assessment period as they deem necessary depending on whether the amount the FDIC collects from the special assessment is higher or lower than the actual or estimated FDIC losses.

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

There are various legal restrictions on the extent to which a bank holding company and certain of its nonbank subsidiaries can borrow or otherwise obtain credit from their banking subsidiaries or engage in certain other transactions with or involving those banking subsidiaries. With certain exceptions, federal law imposes limitations on, and requires collateral for, extensions of credit by insured depository institutions, such as the Bank, to their non-bank affiliates, such as the Company. In addition, capital rules may affect the Company's ability to pay dividends.

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

Both the Company and the Bank are required to maintain minimum levels of regulatory capital, under capital requirement rules (the “Rules”) of federal banking regulators (including the FDIC and the FRB). The Rules apply to both depository institutions (such as the Bank) and their holding companies (such as the Company). The Rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as “Basel III”) as well as requirements contemplated by the Dodd-Frank Act.

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

The Rules set forth the manner in which certain capital elements are determined, including but not limited to, requiring certain deductions related to mortgage servicing rights and deferred tax assets. The Rules permit certain holding companies, including the Company, to continue to include trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, generally up to 25% of other Tier 1 capital.

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

Management intends to maintain capital ratios for the Bank in 2025 that exceed the FDIC’s requirements for the “well-capitalized” capital requirement classification. The dividends that the Bank pays to the Company will be limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.

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

On October 24, 2023, the FDIC, the Office of the Comptroller of the Currency (“OCC”), and the FRB jointly issued a final rule to strengthen and modernize the existing CRA regulations. Under the final rule, the agencies will evaluate a bank’s CRA performance based upon the varied activities that it conducts and the communities in which it operates. CRA evaluations and data collection requirements will be tailored based on bank size and type. The Bank would be considered a large bank with assets of greater than $2 billion under the final rule and therefore will be evaluated under new lending, retail services and products, community development financing, and community development services tests. The final rule includes CRA assessment areas associated with mobile and online banking, and new metrics and benchmarks to assess retail lending performance. In addition, the final rule emphasizes smaller loans and investments that can have a high impact and be more responsive to the needs of low and moderate income communities. Industry organizations have challenged the final rule in court, and on March 29, 2024, the United States District Court for the Northern District of Texas granted an injunction and stay of the final rule. The final outcome of such challenge is uncertain. If the injunction on the final rule is lifted, compliance with the majority of the final rule's provisions will not be required until January 1, 2026, and the data reporting requirements of the final rule will not take effect until January 1, 2027.

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

Further, on January 1, 2021, Congress passed the National Defense Authorization Act (the “NDAA”), which included the enactment of AMLA, and which enacted the most significant overhaul of the BSA and related anti-money laundering laws since the USA PATRIOT Act. Notable amendments include, among others, significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry, which requires legal entities to report beneficial ownership information to FinCEN. Many of the amendments require the Department of Treasury and FinCEN to promulgate rules. On September 29, 2022, FinCEN issued a final regulation implementing the BSA amendments included in the NDAA with respect to beneficial ownership reporting which regulation has been stayed by a federal court. The Bank’s policies and procedures are designed to comply with the requirements of the anti-money laundering laws, including the USA PATRIOT ACT.

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
•We pursue a strategy of supplementing internal growth by acquiring other financial companies or their assets and liabilities that we believe will help us fulfill our strategic objectives and enhance our earnings. We may be adversely affected by risks associated with potential acquisitions.
•We may incur impairment of goodwill.
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

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, inflationary trends, changes in government spending and debt issuances and policies of various governmental and regulatory agencies and, in particular, the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; and (iii) the average duration of our mortgage portfolio and other interest-earning assets. Although the FOMC lowered rates slightly in 2024, and as of December 31, 2024, the target range for the federal funds rate had been decreased to 4.25% to 4.50%, it remains uncertain whether the FOMC may return to increase the target range for the federal funds rate to attain a monetary policy sufficiently restrictive to return inflation to more normalized levels, begin to reduce the federal funds rate or leave the rate at its current level for a lengthy period of time.

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

Inflation has continued to be heightened in 2024 at levels not seen for over 40 years. Inflationary pressures are currently expected to continue in 2025. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations increasing our credit risk. Sustained higher interest rates by the FRB may be needed to tame persistent inflationary price pressures, which could push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our regional markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

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

The tightening of the FRB’s monetary policies, including repeated and aggressive increases in target range for the federal funds rate as well as the conclusion of the FRB’s tapering of asset purchases, together with ongoing economic and geopolitical instability, increases the risk of an economic recession. Although forecasts have varied, many economists are projecting that, while indicators of U.S. economic performance, such as income growth, may be strong and levels of inflation may continue to decrease, the U.S. economy may be flat or experience a modest decrease in gross domestic output in 2025 while inflation is expected to remain elevated relative to historic levels in the coming quarters. Any such downturn in economic output, especially domestically and in the Alaska and other markets in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.

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
    Substantially all of our business is derived from the Anchorage, Matanuska-Susitna Valley, Fairbanks, Southeast, and Kenai Peninsula areas of Alaska.  The majority of our lending has been with Alaska businesses and individuals. At December 31, 2024, approximately 75% of loans are secured by real estate and 3% are unsecured. Approximately 22% are for general commercial uses, including professional, retail, and small businesses, and are secured by non-real estate assets. Repayment is expected from the borrowers’ cash flow or, secondarily, the collateral. Our exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value. These areas rely primarily upon the natural resources industries, particularly oil production, as well as tourism and government and U.S. military spending for their economic success. In particular, the oil industry plays a significant role in the Alaskan economy.
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
We pursue a strategy of supplementing internal growth by acquiring other financial companies or their assets and liabilities that we believe will help us fulfill our strategic objectives and enhance our earnings. We may be adversely affected by risks associated with potential acquisitions.

As part of our general growth strategy, we periodically expand our business through acquisitions such as the acquisition of SCF in October 2024. Although our business strategy emphasizes organic expansion, from time to time in the ordinary course of business, we also engage in discussions with potential acquisition targets. There can be no assurance that we will successfully identify suitable acquisition candidates, complete acquisitions and successfully integrate acquired operations into our existing operations, or expand into new markets. The consummation of any future acquisitions may dilute shareholder value or may have an adverse effect upon our operating results while the operations of the acquired business are being integrated into our operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by Northrim’s existing operations, or otherwise perform as expected. Further, transaction-related expenses may adversely affect our earnings. These adverse effects on our earnings and results of operations may have a negative impact on the value of our common stock. Acquiring banks, bank branches or businesses involves risks commonly associated with acquisitions, including:

•we may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets, and liabilities we acquire. If these issues or liabilities exceed our estimates, our results of operations and financial condition may be materially negatively affected;
•potential diversion of our management’s time and attention;
•prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices we considered acceptable and expect that we will experience this situation in the future;
•the acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time-consuming and can also be disruptive to the clients of the acquired business. If the integration process is not conducted successfully and with minimal adverse effect on the acquired business and its clients, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose clients or employees of the acquired business. We may also experience greater than anticipated client losses even if the integration process is successful;
•to finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders;
•we have completed various acquisitions over the years that enhanced our rate of growth. We may not be able to sustain our past rate of growth or to grow at all in the future; and
•to the extent our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill that must be analyzed for impairment at least annually.

We may incur impairment to goodwill.

In accordance with GAAP, we record assets acquired and liabilities assumed in a business combination at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. As a result, acquisitions, including our acquisition of SCF in October 2024, typically result in recording goodwill. We perform a goodwill evaluation at least annually to test for goodwill impairment. Our test of goodwill for potential impairment is based on a qualitative assessment by Management that takes into consideration macroeconomic conditions, industry and market conditions, cost or margin factors, financial performance and share price. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to record a non-cash charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such charge could have a material adverse effect on our results of operations.

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

We are subject to concentration risks.
    Approximately 75% of the Bank’s loan portfolio at December 31, 2024 consisted of loans secured by commercial and residential real estate mostly located in Alaska. Additionally, all of the Company's loans held for sale are secured by residential real estate. A slowdown in the residential sales cycle in our major markets and a constriction in the availability of mortgage financing, would negatively impact residential real estate sales, which would result in customers’ inability to repay loans. This would result in an increase in our non-performing assets if more borrowers fail to perform according to loan terms and if we take possession of real estate properties. Additionally, if real estate values decline, the value of real estate collateral securing our loans could be significantly reduced. If any of these effects continue or become more pronounced, loan losses will increase more than we expect and our financial condition and results of operations would be adversely impacted.
Our commercial real estate lending may expose us to increased lending risks.
    Approximately 49% of the Bank’s loan portfolio at December 31, 2024 consisted of commercial real estate loans and 10% consisted of commercial construction, land development and raw land loans. Commercial construction and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to significantly greater risk of loss compared to an adverse development with respect to a consumer loan. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. However, commercial real estate markets have been facing downward pressure since 2022 due in large part to increasing interest rates and declining property values. Accordingly, the federal banking agencies have expressed concerns about weaknesses in the current commercial real estate market and have applied increased regulatory scrutiny to institutions with commercial real estate loan portfolios that are fast growing or large relative to the institutions' total capital. Our failure to adequately implement enhanced risk management policies, procedures and controls could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio. The credit quality of these loans may also deteriorate more than expected which may result in losses that exceed the estimates that are currently included in our allowance for loan losses, which could adversely affect our financial condition and results of operations.

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
    We will be dependent for the foreseeable future on the services of Michael Huston, our President, Chief Executive Officer, and Chief Operating Officer and President of the Bank; Jed W. Ballard, our Executive Vice President and Chief Financial Officer; Amber Zins, our Executive Vice President and Chief Operating Officer of the Bank and Jason Criqui, our Executive Vice President and Chief Banking Officer of the Bank. While we maintain keyman life insurance on the lives of Messrs. Huston, Ballard, and Criqui and Ms. Zins in the amounts of $2 million each, we may not be able to timely replace these key employees with a person of comparable ability and experience should the need to do so arise, causing losses in excess of the insurance proceeds. The unexpected loss of key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings.
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
    Our ability to borrow could be impaired by factors that are not specific to us or our region, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry and unstable credit markets. Our access to deposits can be impacted by the liquidity needs of our customers as a substantial portion of our liabilities are demand while a substantial portion of our assets are loans that cannot be sold in the same timeframe. Historically, we have been able to meet its cash flow needs as necessary. As of December 31, 2024. we had 26 customers with balances over $10 million, which accounted for $612.9 million, or 24%, of total deposits. If a sufficiently large number of depositors, or a smaller number of significant depositors, sought to withdraw their deposits for whatever reason, we may be unable to obtain the necessary funding at favorable term.

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
We are subject to extensive regulation, supervision and examination by federal and state banking authorities. In addition, as a publicly-traded company, we are subject to regulation by the SEC and NASDAQ.  Any change in applicable regulations or federal or state legislation or in policies or interpretations or regulatory approaches to compliance and enforcement, income tax laws and accounting principles could have a substantial impact on us and our operations. Changes in laws and regulations may also increase our expenses by imposing additional fees or taxes or restrictions on our operations. Significant changes in SEC regulations can dramatically shift resources and costs to ensure adequate compliance. Additional legislation and regulations that could significantly affect our authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations.

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

Following the 2024 elections, Republicans control the White House and both Chambers of Congress. As a result, Republicans will be able to set the policy agenda both legislatively and in the regulatory agencies that have rulemaking and supervisory authority over the financial services industry generally and the Bank specifically. Although agendas are expected to vary substantially from the agenda of the prior Democratic administration, congressional committees with jurisdiction over the banking sector may continue to pursue, oversight in a variety of areas, including improving competition in the banking sector and changes to the oversight of bank mergers and acquisitions, and establishing a regulatory framework for digital assets and markets. The prospects for the enactment of major banking reform legislation under the new Congress are unclear at this time.

Moreover, the turnover of the Presidential Administration in 2025 resulted in certain changes in the leadership and senior staffs of the federal banking agencies and the Treasury Department. These changes are likely to impact the rulemaking, supervision, examination and enforcement priorities and policies of the agencies and likely will continue to do so over the next several years. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including the Bank, cannot be predicted at this time.

Fiscal challenges facing the U.S. government could negatively impact financial markets which in turn could have an adverse effect on our financial position or results of operations.

Federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government’s debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2011, S&P lowered its long term sovereign credit rating on the U.S. from AAA to AA+. In 2024, Congress narrowly averted a government shutdown by passing a continuing resolution and if a budget or another continuing resolution is not passed by March 14, 2025, the U.S. government would again be faced with a government shutdown. In part due to repeated debt-limit political standoffs and last-minute resolutions, in 2023 a rating agency downgraded the U.S. long-term foreign-currency issuer default rating to AA+ from AAA and reiterated the AA+ rating in August 2024. A further downgrade, or a downgrade by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.

In addition, following the 2024 U.S. Presidential election, the new administration has created the Department of Government Efficiency (“DOGE”), which is tasked with reducing waste and fraud in U.S. government spending, and reviewing overall U.S. government spending. If the U.S. government were to significantly reduce federal funding, including as a result of DOGE, such a reduction could have a material adverse impact on certain customers of the Bank. The potential impact of any reduction in federal spending on our customers, and the Bank, cannot be predicted as this time.

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

During 2024, the Company repurchased 15,034 shares of common stock at an average price of $52.46 per share under its previously announced share repurchase program. The Company had an additional 110,000 shares of common stock authorized for repurchase as of December 31, 2024 under ts annual repurchase authorization, which lapsed on December 31, 2024, leaving zero shares currently available for repurchase. The Board of Directs has not presently authorized any repurchases of is common stock for 2025.

Whether we resume, and the amount and timing of such stock repurchases is subject to capital availability and periodic determinations by our Board of Directors. The Company continues to evaluate the potential impact that regulatory proposals may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, applicable SEC rules, federal and state regulatory restrictions, and various other factors, including the recently implemented 1% excise tax on repurchases of stock. In addition, the amount we spend and the number of shares, if any, we are able to repurchase under our stock repurchase program may further be affected by a number of other factors, including the stock price and blackout periods in which we are restricted from repurchasing shares. Our stock repurchases may change from time to time, and we cannot provide assurance that we will continue to repurchase stock in any particular amounts or at all. A reduction in or elimination of our stock repurchases could have a negative effect on our stock price.

The market price for our common stock may be volatile.

The market price of our common stock could fluctuate substantially in the future in response to a number of factors, including those discussed below. The market price of our common stock has in the past fluctuated significantly. We expect to see additional volatility in the financial markets due to the uncertainty caused by disruption in global supply chains, uncertainty over the U.S. government debt ceiling and changing FRB policy. Some additional factors that may cause the price of our common stock to fluctuate include:

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
•future sales or other issuances by us of our common stock or other securities.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS
    None.

ITEM 1C.            CYBERSECURITY
Risk Management and Strategy

The Company continuously monitors its information systems to proactively assess, identify, and manage risks from vulnerabilities and assess cybersecurity threats. The Company’s process for identifying and assessing material risks from cybersecurity threats operates alongside the Company’s broader overall risk assessment process. The Company’s Computer Security Incident Response Team immediately investigates system alerts that may indicate the presence of a cybersecurity threat or incident and escalates information regarding the threat or incident as necessary to address it in a timely manner. The Company also maintains a computer security incident response plan with formalized workflows and playbooks. The computer security incident response plan, among other things, provides for inter-departmental coordination and management of cybersecurity threats or incidents to quickly assess the impact, mitigate risks to information systems, and work to resolve vulnerabilities. We periodically conduct simulation exercises involving employees at various levels of the organization. We also periodically engage external partners to conduct annual audits of our systems, test our systems infrastructure, and suggest improvements. Through these channels and others, we work to proactively identify potential vulnerabilities in our information security system. Senior management meets regularly with the Company’s risk-management team and internal and external auditors to evaluate the effectiveness of the Company’s systems, controls, and management processes with respect to cybersecurity risks. The results of key assessments are reported in summary to our Board of Directors periodically.

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

We maintain relevant expertise within the Company's management team to manage cybersecurity risks. At the management level, the Chief Information Officer and Information Security Officer receive regular reports from the Company’s systems department, both historical and real-time, about the Company’s cybersecurity status. The Company has established written policies and procedures to ensure that significant cybersecurity incidents are immediately investigated, addressed through the coordination of various internal departments, and publicly reported (to the extent required by applicable law). If management determines a material cybersecurity incident has occurred, the Company’s policies require management to promptly inform the Audit Committee with follow-up information to the full Board of Directors.

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

ITEM 2.            PROPERTIES
    The following sets forth information about our Community Banking branch locations:

Locations	Type	Leased/Owned
Midtown Financial Center: Northrim Headquarters 3111 C Street, Anchorage, AK	Traditional	Land partially leased, partially owned, building owned
SouthSide Financial Center 8730 Old Seward Highway, Anchorage, AK	Traditional	Land leased, building owned
Lake Otis Community Branch 2270 East 37th Avenue, Anchorage, AK	Traditional	Land leased, building owned
Huffman Branch 1501 East Huffman Road, Anchorage, AK	In-store	Leased
Jewel Lake Branch 4000 W. Dimond Boulevard, Suite No. 02, Anchorage, AK	Traditional	Leased
Seventh Avenue Branch 517 West Seventh Avenue, Suite 300, Anchorage, AK	Traditional	Leased
Eastside Community Branch 7905 Creekside Center Drive, Suite 100, Anchorage, AK	Traditional	Leased
West Anchorage Branch 2709 Spenard Road, Anchorage, AK	Traditional	Leased
Eagle River Branch 12812 Old Glenn Highway, Suite C03, Eagle River, AK	Traditional	Leased
Fairbanks West Community Branch 3637 Airport Way, Suite 110, Fairbanks, AK	Traditional	Leased
Fairbanks Financial Center 360 Merhar Avenue, Fairbanks, AK	Traditional	Owned
Wasilla Financial Center 850 E. USA Circle, Suite A, Wasilla, AK	Traditional	Owned
Soldotna Financial Center 44384 Sterling Highway, Suite 101, Soldotna, AK	Traditional	Leased
Juneau Financial Center 2094 Jordan Avenue, Juneau, AK	Traditional	Leased
Juneau Downtown Branch 301 North Franklin Street, Juneau, AK	Traditional	Leased
Sitka Financial Center 315 Lincoln Street, Suite 206, Sitka, AK	Traditional	Leased
Ketchikan Financial Center 2491 Tongass Avenue, Ketchikan, AK	Traditional	Owned
Nome Financial Center 306 W. 5th Avenue, Suite C, Nome, AK	Traditional	Leased
Kodiak Financial Center 2695 Mill Bay Road, Kodiak, AK	Traditional	Owned
Homer Financial Center 601 E. Pioneer Avenue, Suite 211, Homer, AK	Traditional	Leased

    The following sets forth information about our Home Mortgage Lending branch locations, operated by RML:

Locations	Leased/Owned
Main Office at Calais 100 Calais Drive, Anchorage, AK	Leased
ReMax/Dynamic Office 3350 Midtown Place, Suite 101, Anchorage, AK	Leased
Keller Williams Office 3035 C Street, Suite 103, Anchorage, AK	Leased
Fairbanks Office 324 Old Steese Highway, Suite 7, Fairbanks, AK	Leased
Juneau Office 8800 Glacier Highway, #232, Juneau, AK	Leased
Kodiak Office 2695 Mill Bay Road, Kodiak, AK	Leased
Soldotna Office 44384 Sterling Highway, Suite 102, Soldotna, AK	Leased
Wasilla Northrim Branch 850 E USA Circle, Suite B, Wasilla, AK	Leased
Glendale Office 17505 N. 79th Avenue, Suite 411, Glendale, AZ	Leased
Meridian Office 2541 E. Gala Street, Suite 200, Meridian, ID	Leased
Portland Office 5933 NE Win Sivers Drive, Suite 205, Office 244, Portland, OR	Leased
Scottsdale Office 7047 E. Greenway Parkway, Suite 220, Scottsdale, AZ	Leased
Vancouver Office 1706 D Street, Suite A, Vancouver, WA	Leased
The following sets forth information about our Specialty Finance locations, operated by NFS and SCF:

Locations	Leased/Owned
Northrim Funding Services 170 120th Avenue NE, Bellevue, WA	Leased
Sallyport - Canadian Office 2233 Argentia Road, East Tower, Suite 302, Mississauga, L5N 2X7, Ontario, Canada	Leased
Sallyport - California Office 4580 E. Thousand Oaks Blvd., Suite 380, Westlake Village, CA	Leased
Sallyport - Texas Office 14100 Southwest Fwy, Suite 210, Sugar Land, TX	Leased

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

PART II
ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
    Our common stock trades on the NASDAQ Global Select Stock Market under the symbol, “NRIM.” At March 10, 2025, the number of shareholders of record of our common stock was 194. As many of our shares of common stock are held of record in "street name" by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
Repurchase of Securities
    At December 31, 2024, there were 110,000 shares available for repurchase under the previously announced stock repurchase program, which lapsed on December 31, 2024, leaving zero shares currently available for repurchase. The Company repurchased 15,034 shares in 2024 and 208,673 shares in 2023. There were no stock repurchases by the Company during the three-month period ending December 31, 2024. The Company may to continue to repurchase its stock from time to time depending upon market conditions, but we can make no assurances that we will continue this program and the Board of Directors has not presently authorized any repurchases of its common stock for 2025.
Equity Compensation Plan Information
    The following table sets forth information regarding securities authorized for issuance under the Company’s equity plans as of December 31, 2024. Additional information regarding the Company’s equity plans is presented in Note 22 of the Notes to Consolidated Financial Statements included in Part II. Item 8 of this report.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders[1]	148,014	$19.98	131,134
Total	148,014	$19.98	131,134
[1]Consists of the Company's 2023 Stock Incentive Plan, which replaced the 2020 Stock Incentive Plan (the “2020 Plan”)

    We do not have any equity compensation plans that have not been approved by our shareholders.

Stock Performance Graph
    The graph shown below depicts the total return to shareholders during the period beginning after December 31, 2019, and ending December 31, 2024. The definition of total return includes appreciation in market value of the stock, as well as the actual cash and stock dividends paid to shareholders. The comparable indices utilized are the Russell 3000 Index, representing approximately 98% of the U.S. equity market, and the S&P U.S. Small Cap Banks Index, comprised of publicly traded banks with a market capitalization between $133 million to $19.3 billion and average of $2.0 billion, which are located in the United States. The graph assumes that the value of the investment in the Company’s common stock and each of the two indices was $100 on December 31, 2019, and that all dividends were reinvested.

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Northrim BanCorp, Inc.	100.00	92.82	122.96	160.74	177.44	251.82
Russell 3000	100.00	120.89	151.91	122.73	154.59	191.39
S&P U.S. SmallCap Banks	100.00	90.82	126.43	111.47	112.03	132.44

ITEM 6.        [RESERVED]

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    We have prepared this Management's Discussion and Analysis as an aid to understanding our financial results. It highlights key information as determined by management but may not contain all of the information that is important to you. It should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in Part II. Item 8 of this report. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II. Item 7 of our Annual Report on Form 10-K for fiscal year ended December 31, 2023.
    This annual report contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those indicated in forward-looking statements.  See “Cautionary Note Regarding Forward-Looking Statements.”

Executive Overview

    Net income increased 46% to $37.0 million or $6.62 per diluted share for the year ended December 31, 2024, from $25.4 million, or $4.49 per diluted share, for the year ended December 31, 2023. The increase in net income is primarily the result of a $7.3 million increase in net income in the Home Mortgage Lending segment, as well as a $4.9 million increase in net income in the Community Banking segment.

On October 31, 2024, the Company completed the acquisition of SCF in an all cash transaction valued at approximately $53.9 million. The Company determined that a new Specialty Finance segment is appropriate for the Company upon completion of the acquisition. The Specialty Finance segment also includes Northrim Funding Services, which was previously reported in the Community Banking segment. Net income in the Specialty Finance segment decreased 25% to $1.8 million in 2024 from $2.5 million in 2023, primarily due to $1.1 million in one-time deal related costs.

Highlights for the year ended December 31, 2024 are as follows:
•Net income in the Community Banking segment increased 19% or $4.9 million, to $30.3 million in 2024 as compared to 2023. This increase was primarily the result of a 7% increase in net interest income due to increased interest income on loans which was only partially offset by higher interest expense on deposits.
•Net income in the Home Mortgage Lending segment increased 292%, or $7.3 million, to income of $4.8 million in 2024 from a loss of $2.5 million in 2023 driven by an increase in production volume sold to $609.2 million in 2024 from $376.2 million in 2023. Production volume outside of Alaska increased $85 million in 2024 compared to 2023, while production in Alaska increased $148 million in 2024 compared to 2023. Additionally, interest income on home mortgages held for investment increased in 2024 due to increased average balances.
•The net interest margin increased to 4.28% in 2024 from 4.14% in 2023 mostly due to an increase in average yields on interest earning assets in 2024 compared to 2023 as a result of higher interest rates, as well as an increase in the mix of earning assets which includes a higher percentage of loans in 2024 versus 2023. These factors were only partially offset by an increase in the cost of interest-bearing liabilities.
•Loans increased 19% to $2.13 billion at December 31, 2024 compared to $1.79 billion at December 31, 2023, and deposits increased 8% to $2.68 billion at December 31, 2024 compared to $2.49 billion at December 31, 2023.
•Nonperforming loans, net of government guarantees, increased to $7.5 million at the end of 2024 compared to $5.0 million at the end of 2023, while total adversely classified loans, net of government guarantees at December 31, 2024 increased to $9.6 million from $7.1 million at December 31, 2023. The Allowance for Credit Losses (“ACL”) totaled 1.03% of total portfolio loans at December 31, 2024, compared to 0.97% at December 31, 2023. The ACL as a percentage of total portfolio loans, net of government guarantees was 1.10% at December 31, 2024 compared to 1.02% at December 31, 2023.

•The aggregate cash dividends paid by the Company in 2024 rose 1% to $13.8 million from $13.6 million paid in 2023. The Company paid cash dividends of $2.46 per share in 2024 and $2.40 per share in 2023.
•Total shareholders' equity was $267.1 million as of December 31, 2024, up 14% from $234.7 million a year ago. Shareholders' equity was positively impacted by the fair value of the available for sales securities portfolio which increased $9.4 million in 2024 as compared to 2023. The Company continued to maintain strong regulatory capital ratios with Tier 1 Capital to Risk Adjusted Assets of 9.76% at December 31, 2024.

  Trends in Miscellaneous Financial Data (1)

	Years Ended December 31,
	(In thousands, except per share data and shares outstanding amounts)
	2024	2023	2022	2021	2020	2019	Five Year Compound Growth Rate
	(Unaudited)
Net interest income	$113,183	$103,256	$95,115	$80,827	$70,665	$64,442	12%
Provision (benefit) for credit losses	3,293	3,842	1,846	(4,099)	2,432	(1,175)	NM
Other operating income	42,041	26,375	34,077	52,263	63,328	37,346	2%
Compensation expense, RML acquisition payments	—	—	—	—	—	468	NM
Other operating expense	104,937	94,181	88,852	89,196	89,114	76,370	7%
Income before provision for income taxes	46,994	31,608	38,494	47,993	42,447	26,125	12%
Provision for income taxes	10,023	6,214	7,753	10,476	9,559	5,434	13%
Net income	$36,971	$25,394	$30,741	$37,517	$32,888	$20,691	12%

Year End Balance Sheet
Assets	$3,041,869	$2,807,497	$2,674,318	$2,724,719	$2,121,798	$1,643,996	13%
Loans	2,129,263	1,789,497	1,501,785	1,413,886	1,444,050	1,043,371	15%
Deposits	2,680,189	2,485,055	2,387,211	2,421,631	1,824,981	1,372,351	14%
Shareholders' equity	267,116	234,718	218,629	237,817	221,575	207,117	5%
Common shares outstanding	5,518,210	5,513,459	5,700,728	6,014,813	6,251,004	6,558,809	(3)%

Average Balance Sheet
Assets	$2,861,012	$2,690,347	$2,641,008	$2,432,599	$1,936,047	$1,555,707	13%
Earning assets	2,647,615	2,492,240	2,469,383	2,260,778	1,758,839	1,386,557	14%
Loans	1,910,156	1,643,943	1,415,125	1,478,318	1,339,908	1,010,098	14%
Deposits	2,520,449	2,364,245	2,354,881	2,125,080	1,638,216	1,276,407	15%
Shareholders' equity	251,499	227,244	224,773	239,214	211,721	208,602	4%
Basic common shares outstanding	5,502,797	5,601,471	5,765,088	6,180,801	6,354,687	6,708,622	(4)%
Diluted common shares outstanding	5,583,983	5,661,460	5,829,412	6,249,313	6,431,367	6,808,209	(4)%

Per Common Share Data
Basic earnings	$6.72	$4.53	$5.33	$6.07	$5.18	$3.08	17%
Diluted earnings	$6.62	$4.49	$5.27	$6.00	$5.11	$3.04	17%
Book value per share	$48.41	$42.57	$38.35	$39.54	$35.45	$31.58	9%
Tangible book value per share(2)	$39.17	$39.68	$35.55	$36.88	$32.88	$29.12	6%
Cash dividends per share	$2.46	$2.40	$1.82	$1.50	$1.38	$1.26	14%

	Years Ended December 31,
	(In thousands, except per share data and shares outstanding amounts)
	2024	2023	2022	2021	2020	2019	Five Year Compound Growth Rate
	(Unaudited)
Performance Ratios
Return on average assets	1.29%	0.94%	1.16%	1.54%	1.70%	1.33%	(1)%
Return on average equity	14.70%	11.17%	13.68%	15.68%	15.53%	9.92%	8%
Equity/assets	8.78%	8.36%	8.18%	8.73%	10.44%	12.60%	(7)%
Tangible common equity/tangible assets(3)	7.23%	7.84%	7.62%	8.19%	9.76%	11.73%	(9)%
Net interest margin	4.28%	4.14%	3.85%	3.58%	4.02%	4.65%	(2)%
Net interest margin (tax equivalent)(4)	4.33%	4.21%	3.89%	3.60%	4.05%	4.70%	(2)%
Non-interest income/total revenue	27.08%	20.35%	26.38%	39.27%	47.26%	36.69%	(6)%
Efficiency ratio (5)	67.60%	72.64%	68.76%	66.99%	66.47%	75.43%	(2)%
Dividend payout ratio	36.63%	53.59%	34.17%	25.02%	26.66%	40.79%	(2)%

Asset Quality
Nonperforming loans, net of government guarantees	$7,533	$5,002	$6,430	$10,672	$10,048	$13,951	(12)%
Nonperforming assets, net of government guarantees	11,598	5,810	6,430	15,031	16,289	19,946	(10)%
Nonperforming loans, net of government guarantees/portfolio loans	0.35%	0.28%	0.43%	0.75%	0.70%	1.34%	(24)%
Net charge-offs (recoveries)/average loans	(0.01)%	—%	(0.08)%	0.07%	0.03%	(0.07)%	(32)%
Allowance for credit losses/portfolio loans	1.03%	0.97%	0.92%	0.83%	1.46%	1.83%	(11)%
Nonperforming assets, net of government guarantees/assets	0.38%	0.21%	0.24%	0.55%	0.77%	1.21%	(21)%

Other Data
Effective tax rate	21%	20%	20%	22%	23%	21%	—%
Number of banking offices(6)	20	20	19	18	17	16	5%
Community Banking employees (FTE)	329	325	329	315	305	304	2%
Home Mortgage Lending employees (FTE)	142	140	133	130	126	120	3%
Specialty Finance employees (FTE)	32	7	7	6	7	7	36%
Total number of employees (FTE)	503	472	469	451	438	431	3%
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

4Tax-equivalent net interest margin is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 28.43%.  Management believes that tax-equivalent net interest margin is a useful financial measure because it enables investors to evaluate net interest margin excluding tax expense in order to monitor our effectiveness in growing higher interest yielding assets and managing our costs of interest bearing liabilities over time on a fully tax equivalent basis.  See reconciliation to net interest margin, the most comparable GAAP measurement below.
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
6Number of banking offices does not include RML, NFS, or SCF locations. 2024 number of banking offices includes 20 full service branches. 2023 number of banking offices includes 19 full service branches and one loan production office. 2022 number of banking offices includes 18 full service branches and one loan production office. 2021 number of banking offices includes 17 full service branches and one loan production office. 2020 number of banking offices includes 16 full service branches and one loan production office.
Reconciliation of Selected Non-GAAP Financial Data to GAAP Financial Measures
    These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with "Part II. Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.

Reconciliation of total shareholders' equity to tangible common shareholders’ equity (Non-GAAP) and total assets to tangible assets:

(In Thousands)	2024	2023	2022	2021	2020	2019
Total shareholders' equity	$267,116	$234,718	$218,629	$237,817	$221,575	$207,117
Total assets	3,041,869	2,807,497	2,674,318	2,724,719	2,121,798	1,643,996
Total shareholders' equity to total assets ratio	8.78%	8.36%	8.18%	8.73%	10.44%	12.60%

(In Thousands)	2024	2023	2022	2021	2020	2019
Total shareholders' equity	$267,116	$234,718	$218,629	$237,817	$221,575	$207,117
Less: goodwill and other intangible assets, net	50,968	15,967	15,984	16,009	16,046	16,094
Tangible common shareholders' equity	$216,148	$218,751	$202,645	$221,808	$205,529	$191,023
Total assets	$3,041,869	$2,807,497	$2,674,318	$2,724,719	$2,121,798	$1,643,996
Less: goodwill and other intangible assets, net	50,968	15,967	15,984	16,009	16,046	16,094
Tangible assets	$2,990,901	$2,791,530	$2,658,334	$2,708,710	$2,105,752	$1,627,902
Tangible common equity to tangible assets ratio	7.23%	7.84%	7.62%	8.19%	9.76%	11.73%
Reconciliation of tangible book value per share (Non-GAAP) to book value per share

(In thousands, except per share data)	2024	2023	2022	2021	2020	2019
Total shareholders' equity	$267,116	$234,718	$218,629	$237,817	$221,575	$207,117
Divided by common shares outstanding	5,518,210	5,513,459	5,700,728	6,014,813	6,251,004	6,558,809
Book value per share	$48.41	$42.57	$38.35	$39.54	$35.45	$31.58

(In thousands, except per share data)	2024	2023	2022	2021	2020	2019
Total shareholders' equity	$267,116	$234,718	$218,629	$237,817	$221,575	$207,117
Less: goodwill and intangible assets, net	50,968	15,967	15,984	16,009	16,046	16,094
Tangible book value	$216,148	$218,751	$202,645	$221,808	$205,529	$191,023
Divided by common shares outstanding	5,518,210	5,513,459	5,700,728	6,014,813	6,251,004	6,558,809
Tangible book value per share	$39.17	$39.68	$35.55	$36.88	$32.88	$29.12

Reconciliation of tax-equivalent net interest margin (Non-GAAP) to net interest margin

(In Thousands)	2024	2023	2022	2021	2020	2019
Net interest income(9)	$113,183	$103,256	$95,115	$80,827	$70,665	$64,442
Divided by average interest-bearing assets	2,647,615	2,492,240	2,469,383	2,260,778	1,758,839	1,386,557
Net interest margin	4.28%	4.14%	3.85%	3.58%	4.02%	4.65%

(In Thousands)	2024	2023	2022	2021	2020	2019
Net interest income(9)	$113,183	$103,256	$95,115	$80,827	$70,665	$64,442
Plus: reduction in tax expense related to
tax-exempt interest income	1,521	1,576	939	489	613	722
	$114,704	$104,832	$96,054	$81,316	$71,278	$65,164
Divided by average interest-bearing assets	2,647,610	2,492,240	2,469,383	2,260,778	1,758,839	1,386,557
Tax-equivalent net interest margin	4.33%	4.21%	3.89%	3.60%	4.05%	4.70%

Reconciliation of efficiency ratio exclusive of intangible asset amortization (non-GAAP) to efficiency ratio.

(In Thousands)	2024	2023	2022	2021	2020	2019
Net interest income(9)	$113,183	$103,256	$95,115	$80,827	$70,665	$64,442
Other operating income	42,041	26,375	34,077	52,263	63,328	37,346
Total revenue	155,224	129,631	129,192	133,090	133,993	101,788
Other operating expense	104,937	94,181	88,852	89,196	89,114	76,838
Less intangible asset amortization	—	17	25	37	48	60
Adjusted other operating expense	$104,937	$94,164	$88,827	$89,159	$89,066	$76,778
Efficiency ratio	67.60%	72.64%	68.76%	66.99%	66.47%	75.43%

9Amount represents net interest income before provision for credit losses.

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
    We earned net income of $37.0 million in 2024, compared to net income of $25.4 million in 2023.  During these periods, net income per diluted share was $6.62 and $4.49, respectively.  The following sections present discussion of the components that make up net income.
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
    Net interest income in 2024 was $113.2 million, compared to $103.3 million in 2023.  The increase in 2024 as compared to 2023 was primarily the result of increased interest on loans which was only partially offset by decreases of interest income on available for sale securities and deposits in other banks, as well as an increase in interest expense on deposits. Interest income on loans increased $26.1 million in 2024 as compared to 2023 due to an increase in interest rates and higher net average interest-earning asset balances. Interest expense increased $12.0 million in 2024 as compared to the prior year as a result of higher interest rates and higher average interest-bearing deposit balances. During 2024 and 2023, net interest margins were 4.28% and 4.14%, respectively. The increase in net interest margin in 2024 as compared to 2023 is primarily the result of higher yields on earning-assets and higher average portfolio loan balances.

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

Years ended December 31,	2024			2023			2022
	Average outstanding balance	Interest income / expense	Average Tax Equivalent Yield / Cost(6)	Average outstanding balance	Interest income / expense	Average Tax Equivalent Yield / Cost(6)	Average outstanding balance	Interest income / expense	Average Tax Equivalent Yield / Cost(6)

(In Thousands)
Loans (1),(2)	$1,910,156	$130,554	6.87%	$1,643,943	$106,025	6.49%	$1,415,125	$80,549	5.71%
Loans held for sale	68,790	4,185	6.08%	41,769	2,587	6.19%	51,537	2,236	4.34%
Taxable long-term investments(3)	623,756	16,838	2.82%	715,367	18,695	2.73%	618,782	11,878	1.84%
Interest-bearing deposits in other banks(4)	44,913	2,342	5.09%	91,161	4,644	5.02%	383,939	5,665	1.46%
Total interest-earning assets(5)	2,647,615	153,919	5.86%	2,492,240	131,951	5.36%	2,469,383	100,328	4.10%
Noninterest-earning assets	213,397			198,107			171,625
Total	$2,861,012			$2,690,347			$2,641,008

Interest-bearing demand	$949,105	$18,739	1.97%	$809,219	$13,029	1.61%	$701,679	$2,091	0.30%
Savings deposits	245,300	1,205	0.49%	278,951	1,300	0.47%	344,349	563	0.16%
Money market deposits	204,081	3,341	1.64%	250,072	3,200	1.28%	318,375	785	0.25%
Time deposits	403,800	16,062	3.98%	276,144	8,982	3.25%	169,931	1,046	0.62%
Total interest-bearing deposits	1,802,286	39,347	2.18%	1,614,386	26,511	1.64%	1,534,334	4,485	0.29%
Borrowings	33,799	1,389	3.81%	51,038	2,184	4.24%	24,623	728	2.92%
Total interest-bearing liabilities	1,836,085	40,736	2.21%	1,665,424	28,695	1.72%	1,558,957	5,213	0.33%
Noninterest-bearing demand deposits	718,163			749,859			820,547
Other liabilities	55,265			47,820			36,731
Equity	251,499			227,244			224,773
Total	$2,861,012			$2,690,347			$2,641,008
Net interest income		$113,183			$103,256			$95,115
Net interest margin			4.33%			4.21%			3.89%
Average portfolio loans to average-earnings assets	72.15%			65.96%			57.31%
Average portfolio loans to average total deposits	75.79%			69.53%			60.09%
Average non-interest deposits to average total deposits	28.49%			31.72%			34.84%
Average interest-earning assets to average interest-bearing liabilities	144.20%			149.65%			158.40%
1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $4.5 million, $4.4 million and $8.5 million for 2024, 2023 and 2022, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loans were $5.4 million, $7.1 million, and $8.6 million in 2024, 2023 and 2022, respectively.
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

    The following table sets forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the periods indicated. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rate:

	2024 compared to 2023			2023 compared to 2022
	Increase (decrease) due to			Increase (decrease) due to
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans	$18,015	$6,514	$24,529	$13,975	$11,501	$25,476
Loans held for sale	1,643	(45)	1,598	(480)	831	351
Taxable long-term investments	(2,501)	644	(1,857)	2,056	4,761	6,817
Interest-bearing deposits in other banks	(2,365)	63	(2,302)	(6,833)	5,812	(1,021)
Total interest income	$14,792	$7,176	$21,968	$8,718	$22,905	$31,623
Interest Expense:
Interest-bearing demand	$602	$5,108	$5,710	$269	$10,669	$10,938
Savings deposits	(163)	68	(95)	(125)	862	737
Money market deposits	(654)	795	141	(202)	2,617	2,415
Time deposits	4,777	2,303	7,080	1,011	6,925	7,936
Interest-bearing deposits	2,531	10,305	12,836	222	21,804	22,026
Borrowings	(612)	(183)	(795)	1,027	429	1,456
Total interest expense	$1,919	$10,122	$12,041	$1,249	$22,233	$23,482

Provision for Credit Losses
    The provision for credit loss expense is the amount of expense that, based on our judgment, is required to maintain the ACL at an appropriate level under the current expected credit loss methodology (“CECL”). The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. Refer to Note 1 of the notes to Consolidated Financial Statements included in Part II. Item 8 of this report for detailed discussion regarding ACL methodologies for loans, available for sale debt securities, held to maturity securities, loans held for investment, unfunded commitments, and purchased receivables.
The following table presents the major categories of credit loss expense for the periods presented:

(In Thousands)	2024	2023	2022
Provision for credit loss expense on loans held for investment	$3,276	$3,394	$972
Provision for credit loss (benefit) expense on unfunded commitments	(108)	448	874
Provision for credit loss expense on available for sale debt securities	—	—	—
Provision for credit loss expense on held to maturity securities	—	—	—
Provision for credit loss expense on purchased receivables	125	—	—
Total credit loss expense	$3,293	$3,842	$1,846

The provision for credit losses on loans held for investment remained relatively consistent in 2024 compared to 2023 due to continued growth in the portfolio and the fact that forecasted economic conditions remain stable between the two periods. The decrease in the provision for credit losses on unfunded commitments in 2024 compared to 2023 in primarily due to a change in the mix of unfunded commitments. In general the increase in the provision for credit losses in 2023 as compared to 2022 is primarily the result of increased portfolio loan and unfunded commitment balances, and, to a lesser extent, a decrease in management's assumptions for prepayment and curtailment speeds. These increases were only partially offset by a decrease in rate due to improvement in management's forecast of economic factors as of December 31, 2023 compared to December 31, 2022. The ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, as well as loan portfolio composition, quality, and duration.

See the “Loans and Lending Activity” section under “Financial Condition” and Note 6 of the Notes to Consolidated Financial Statements included in Part II. Item 8 of this report for further discussion of these decreases and changes in the Company’s ACL.

Other Operating Income
    The following table details the major components of other operating income for the years ended December 31:

(In Thousands)	2024	$ Change	% Change	2023	$ Change	% Change	2022
Other Operating Income
Mortgage banking income	$24,002	$11,239	88%	$12,763	($8,809)	(41)%	$21,572
Purchased receivable income	7,146	2,664	59%	4,482	2,480	124%	2,002
Bankcard fees	4,366	504	13%	3,862	165	4%	3,697
Service charges on deposit accounts	2,348	304	15%	2,044	433	27%	1,611
Interest rate swap income	540	479	785%	61	(96)	(61)%	157
Commercial servicing revenue	486	(68)	(12)%	554	(1,074)	(66)%	1,628
Gain (loss) on marketable equity securities	465	345	(288)%	120	1,239	111%	(1,119)
Gain (loss) on sale of securities	112	112	100%	—	—	NM	—
Keyman insurance proceeds	—	—	NM	—	(2,002)	NM	2,002
Other income	2,576	87	3%	2,489	(38)	(2)%	2,527
Total other operating income	$42,041	$15,666	59%	$26,375	($7,702)	(23)%	$34,077

    2024 Compared to 2023
    The most significant item contributing to the increase in other operating income in 2024 was an increase in mortgage banking income, followed by an increase in purchased receivable income. Bankcard fees, service charges on deposit accounts, interest rate swap income, gain on marketable equity securities, and gain on sale of securities also increased. These increases were partially offset by a decrease in commercial servicing revenue.
Mortgage banking income consists of gross income from the origination and sale of mortgages as well as mortgage loan servicing fees and is the largest component of other operating income at 57% of total other operating income in 2024 and 48% in 2023. Mortgage banking income increased in 2024 compared to 2023 mainly due to an increase in mortgage loans originated and sold which increased to $609.2 million in 2024 from $376.2 million in 2023. Approximately one third of the overall increase in mortgage originations sold in 2024 as compared to 2023 is from outside of Alaska and the two thirds is from production in the state of Alaska.
Purchased receivable income increased in 2024 as compared to 2023 primarily due to the acquisition of SCF in October 2024. Purchased receivable income from operations at Northrim Funding Services remained relatively consistent with the prior year at $4.4 million.
Bankcard fees and service charges on deposit accounts increased in 2024 due an increase in the number of the Company's deposit customers which led to higher transaction volume as compared to 2023, as well as an increase in some transactional fees. Gain on marketable equity securities increased in 2024 as compared to 2023 due to increased fair value on this portfolio. Gain on sale of securities increased in 2024 as compared to 2023 due to the sale of marketable equity securities in 2024. Commercial servicing revenue decreased in 2024 as compared to 2023 primarily due to a decrease in commercial loan servicing balances.

Other Operating Expense
    The following table details the major components of other operating expense for the years ended December 31:

(In Thousands)	2024	$ Change	% Change	2023	$ Change	% Change	2022
Other Operating Expense
Salaries and other personnel expense	$67,847	$6,106	10%	$61,741	$3,569	6%	$58,172
Data processing expense	10,986	1,165	12%	9,821	895	10%	8,926
Occupancy expense	7,609	215	3%	7,394	479	7%	6,915
Professional and outside services	4,351	1,223	39%	3,128	135	5%	2,993
Marketing expense	3,028	99	3%	2,929	182	7%	2,747
Insurance expense	2,961	442	18%	2,519	465	23%	2,054
Intangible asset amortization	—	(17)	(100)%	17	(8)	(32)%	25
OREO (income) expense, net rental income and gains on sale:
OREO operating expense	7	(9)	(56)%	16	(618)	(97)%	634
Impairment on OREO	—	(123)	(100)%	123	123	100%	—
Rental income on OREO	—	4	100%	(4)	544	99%	(548)
Losses (gains) on sale of OREO	(392)	537	58%	(929)	(1,343)	324%	414
Subtotal	(385)	409	(52)%	(794)	(1,294)	259%	500
Other expenses	8,540	1,114	15%	7,426	906	14%	6,520
Total other operating expense	$104,937	$10,756	11%	$94,181	$5,329	6%	$88,852

    2024 Compared to 2023
    Other operating expense increased by 11% in 2024 as compared to 2023. The largest increase was in salaries and other personnel expense. Salaries and other personnel expense increased $3.1 million in the Home Mortgage Lending segment due to increased mortgage production which resulted in higher loan officer commissions. Salaries and other personnel expense increased $2.1 million in the Community Banking segment primarily due to higher profit share expense, which generally increases when net income increases to reflect a higher payout to employees. Data processing expense, occupancy expense, insurance expense, marketing expense and professional and outside services also increased in 2024 compared to 2023 due to the increase in branch locations, increased customer and transaction volume, increased FDIC insurance costs associated with asset growth, and increased professional and outside services related to the acquisition of SCF. Other real estate owned (“OREO”) expense, net of rental income and gains on sale also increased in 2024 primarily due to smaller gains on sale of OREO properties as compared to 2023 as subsequent proceeds were received related to a government guarantee on an OREO property sold in December 2022.
    Income Taxes
    The provision for income taxes increased $3.8 million or 61%, to $10.0 million in 2024 as compared to 2023.  The increase in 2024 is primarily due to higher pretax income. The Company's effective tax rate increased to 21.3% in 2024 from 19.7% in 2023, primarily due to a decrease in tax exempt income and low income housing tax credits as a percentage of pre-tax income in 2024 compared to 2023.

FINANCIAL CONDITION
Investment Securities
    The composition of our investment securities portfolio, which includes securities available for sale, held-to-maturity investments, and marketable equity securities, reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of interest income. The investment securities portfolio also mitigates credit risk inherent in the loan portfolio, while providing a vehicle for the investment of available funds, a source of liquidity (by pledging as collateral or through repurchase agreements), and collateral for certain public funds deposits. Investment securities designated as available for sale comprised 91% of the portfolio as of December 31, 2024 and are available to meet liquidity requirements in a contingency situation.
    Our investment portfolio consists primarily of government sponsored entity securities, corporate securities, and collateralized loan obligations. Investment securities at December 31, 2024 decreased $163.8 million, or 24%, to $524.1 million from $687.8 million at December 31, 2023. The decrease at December 31, 2024 as compared to December 31, 2023 came from investment maturities and calls that were used to fund growth in portfolio loans. The average maturity of the investment portfolio was approximately 2.4 years at December 31, 2024 as compared to approximately 2.8 years at December 31, 2023. Investment securities may be pledged as collateral to secure public deposits or borrowings. At December 31, 2024 and 2023, $177.4 million and $180.1 million in securities were pledged for deposits and borrowings, respectively.

    The following tables set forth the composition of our investment portfolio at December 31 for the years indicated:

(In Thousands)	Amortized Cost	Fair Value
Securities Available for Sale:
2024:
U.S. Treasury and government sponsored entities	$444,370	$432,931
Corporate Bonds	9,009	8,795
Collateralized Loan Obligations	36,827	36,891
Total	$490,206	$478,617
2023:
U.S. Treasury and government sponsored entities	$587,639	$564,125
Municipal Securities	820	816
Corporate Bonds	14,014	13,624
Collateralized Loan Obligations	59,795	59,371
Total	$662,268	$637,936
2022:
U.S. Treasury and government sponsored entities	$634,582	$595,161
Municipal Securities	820	795
Corporate Bonds	24,281	23,644
Collateralized Loan Obligations	59,434	57,429
Total	$719,117	$677,029
Marketable Equity Securities:
2024:
Preferred Stock	$8,696	$8,719
Total	$8,696	$8,719
2023:
Preferred Stock	$13,595	$13,152
Total	$13,595	$13,152
2022:
Preferred Stock	$11,303	$10,740
Total	$11,303	$10,740
Securities Held to Maturity:
2024:
Corporate Bonds	$36,750	$35,750
Total	$36,750	$35,750
2023:
Corporate Bonds	$36,750	$33,413
Total	$36,750	$33,413
2022:
Corporate Bonds	$36,750	$32,639
Total	$36,750	$32,639

    The following table sets forth the market value, maturities, and weighted average pretax yields of our investment portfolio as of December 31, 2024:

	Maturity
	Within			Over
(In Thousands)	1 Year	1-5 Years	5-10 Years	10 Years	Total
Securities Available for Sale:
U.S. Treasury and government sponsored entities
Balance	$129,175	$303,756	$—	$—	$432,931
Weighted average yield(1)	1.81%	2.22%	—%	—%	2.10%
Corporate bonds
Balance	$4,008	$4,787	$—	$—	$8,795
Weighted average yield(1)	5.91%	1.50%	—%	—%	3.46%
Collateralized loan obligations
Balance	$—	$—	$22,859	$14,032	$36,891
Weighted average yield(1)	—%	—%	6.26%	6.38%	6.30%
Total
Balance	$133,183	$308,543	$22,859	$14,032	$478,617
Weighted average yield(1)	1.94%	2.21%	6.26%	6.38%	2.44%
Securities Held to Maturity
Corporate bonds
Balance	$—	$9,977	$25,773	$—	$35,750
Weighted average yield(1)	—%	5.50%	5.01%	—%	5.15%
Marketable Equity Securities
Preferred Stock
Balance	$—	$—	$—	$8,719	$8,719
Weighted average yield(1)	—%	—%	—%	6.55%	6.55%
(1) Weighted average yields have been calculated on an amortized cost basis and not on a tax-equivalent basis.

    The Company’s investment in marketable equity securities does not have a maturity date but it has been included in the over 10 years column above.
Loans and Lending Activities
All of our loans and credit lines are subject to approval procedures and amount limitations.  These limitations apply to the borrower’s total outstanding indebtedness and commitments to us, including the indebtedness of any guarantor. Generally, we are permitted to make loans to one borrower of up to 15% of the unimpaired capital and surplus of the Bank. The legal lending limit for the Bank was $37.0 million at December 31, 2024. At December 31, 2024, the Company had one relationship whose total direct and indirect commitments exceeded $37.0 million; however, no individual direct relationship exceeded the loans-to-one borrower limitation.
     The Company's loans have grown significantly in recent years. Management attributes higher growth in loans in 2024 and 2023 to our ability to attract new customers through our outreach to the community. The Company's “Land and Expand” program was designed to increase both loans and deposits as we attract a broader customer base and convert new customers into full banking relationships.

The following table presents growth information for loans and loans excluding Paycheck Protection Program (“PPP”) loans:

	Years Ended December 31,
(In Thousands)	2024	2023	2022	2021	2020	2019	Five Year Compound Growth Rate

Loans	$2,129,263	$1,789,497	$1,501,785	$1,413,886	$1,444,050	$1,043,371	15%
Less: PPP loans	935	2,761	7,110	118,229	304,587	—	NM
Loans, excluding PPP loans	$2,128,328	$1,786,736	$1,494,675	$1,295,657	$1,139,463	$1,043,371	15%
Percent change, Loans excluding PPP loans	19%	20%	15%	14%	9%

    The following table sets forth the composition of our loan portfolio by loan segment as of the dates indicated:

	December 31, 2024		December 31, 2023
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial & industrial loans	$437,922	20.6%	$411,387	23.0%
Commercial real estate:
Owner occupied properties	418,092	19.6%	366,741	20.5%
Non-owner occupied and multifamily properties	615,662	28.8%	515,528	28.8%
Residential real estate:
1-4 family residential properties secured by first liens	270,966	12.7%	203,738	11.4%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	49,160	2.3%	33,996	1.9%
1-4 family residential construction loans	39,516	1.9%	30,976	1.7%
Other construction, land development and raw land loans	212,561	10.0%	148,373	8.3%
Obligations of states and political subdivisions in the US	29,471	1.4%	30,407	1.7%
Agricultural production, including commercial fishing	45,840	2.2%	41,007	2.3%
Consumer loans	7,638	0.4%	6,241	0.3%
Other loans	2,435	0.1%	1,103	0.1%
Total portfolio loans	$2,129,263		$1,789,497

The following table presents the maturity distribution of our loan portfolio and the rate sensitivity of these loans to changes in interest rates as of December 31, 2024:

	By Maturity					Loans Over One Year By Rate Sensitivity
(In Thousands)	Within 1 Year	1-5 Years	5-15 Years	Over 15 Years	Total	Fixed Interest Rate	Variable Interest Rate
Commercial & industrial loans	$104,167	$193,215	$140,540	$—	$437,922	$88,668	$245,087
Commercial real estate	48,541	214,268	722,091	48,854	1,033,754	239,163	746,050
Residential real estate	40,748	7,240	48,304	263,350	359,642	129,289	189,605
Other construction	87,468	59,484	53,660	11,949	212,561	57,365	67,728
Consumer and other	4,690	10,242	70,446	6	85,384	43,042	37,652
Total	$285,614	$484,449	$1,035,041	$324,159	$2,129,263	$557,527	$1,286,122

Information about industry concentrations:
Management utilizes the loan segments included in the tables above within the Company's CECL methodology to assess credit risk. These segments are largely determined by type of loan collateral. The Company also separately monitors concentrations in the loan portfolio based on industries, and these industry concentration are discussed below.
The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oil producers or drilling and exploration companies, and companies who provide oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $99.7 million, or approximately 5% of loans as of December 31, 2024 have direct exposure to the oil and gas industry as compared to $96.1 million, or approximately 5% of loans as of December 31, 2023. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $45.8 million and $38.6 million at December 31, 2024 and 2023, respectively. The portion of the Company's ACL that related to the loans with direct exposure to the oil and gas industry was estimated at $1.1 million and $884,000 as of December 31, 2024 and 2023, respectively.
    The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	December 31, 2024	December 31, 2023

Commercial & industrial loans	$87,935	$77,917
Commercial real estate:
Owner occupied properties	5,611	11,410
Non-owner occupied and multifamily properties	4,828	5,434
Other loans	1,282	1,357
Total loans	$99,656	$96,118
The Company monitors other concentrations within the loan portfolio depending on trends in the current and future estimated economic conditions. At December 31, 2024, the Company had $138.0 million, or 6% of total portfolio loans, in the Healthcare sector; $117.0 million, or 5% of portfolio loans, in the Tourism sector; $104.3 million, or 5% in the Accommodations sector; $87.4 million, or 4% in Retail loans; $84.6 million, or 4% of portfolio loans, in the Aviation (non-tourism) sector; $76.5 million, or 4% in the Fishing sector; and $55.1 million, or 3% in the Restaurants and Breweries sector.
The portion of the Company's ACL that related to the loans with exposure to these industries is estimated at the following amounts as of December 31, 2024:

(In Thousands)	Tourism	Aviation (non-tourism)	Healthcare	Retail	Fishing	Restaurants and Breweries	Accommodations	Total
ACL	$686	$694	$1,034	$837	$398	$441	$969	$5,059

Credit Quality and Nonperforming Assets
    The following table sets forth information regarding our nonperforming loans and total nonperforming assets for the periods indicated:

	December 31,	December 31,
(In Thousands)	2024	2023
Nonaccrual loans	$7,516	$6,069
Loans 90 days past due and accruing	17	—
Total nonperforming loans	$7,533	$6,069
Nonperforming loans guaranteed by government	—	(1,067)
Net nonperforming loans	$7,533	$5,002
Nonperforming purchased receivables	3,768	808
Net nonperforming assets	$11,598	$5,810
Nonperforming loans, net of government guarantees / portfolio loans	0.35%	0.28%
Nonperforming loans, net of government guarantees / portfolio loans, net of government guarantees	0.38%	0.30%
Nonperforming assets, net of government guarantees / total assets	0.38%	0.21%
Nonperforming assets, net of government guarantees / total assets net of government guarantees	0.40%	0.21%

Adversely classified loans, net of government guarantees	$9,636	$7,057
Special mention loans, net of government guarantees	$19,769	$6,580
Loans 30-89 days past due and accruing, net of government guarantees /portfolio loans	0.03%	0.03%
Loans 30-89 days past due and accruing, net of government guarantees /
portfolio loans, net of government guarantees	0.03%	0.03%

Allowance for credit losses - loans / portfolio loans	1.03%	0.97%
Allowance for credit losses - loans / portfolio loans, net of government guarantees	1.10%	1.02%
Allowance for credit losses - loans / nonperforming loans, net of government
guarantees	292%	345%
Allowance for credit losses - purchased receivables / purchased receivables	4.69%	—%
Allowance for credit losses - purchased receivables / nonperforming purchased receivables	96.84%	—%

Gross loan charge-offs for the quarter	$149	$281
Gross loan recoveries for the quarter	($200)	($185)
Net loan (recoveries) charge-offs for the quarter	($51)	$96
Net loan (recoveries) charge-offs year-to-date	($215)	($38)
Net loan (recoveries) charge-offs for the quarter / average loans, for the quarter	0.00%	0.01%
Net loan (recoveries) charge-offs year-to-date / average loans,
year-to-date annualized	(0.01)%	0.00%

    The Company’s nonperforming assets, net of government guarantees increased to $11.6 million at December 31, 2024 as compared to $5.8 million at December 31, 2023. This increase was mostly due to the addition of an SCF nonaccrual loan and an SCF purchased receivable relationship, which were only partially offset by paydowns to nonaccrual loans in 2024. There was interest income of $241,000 and $656,000 recognized in net income for 2024 and 2023, respectively, related to interest collected on nonaccrual loans whose principal had been paid down to zero. The Company held a government guarantee related to the OREO property that was sold in December 2022; however, the value of this guarantee was not included in the Company's financial statements in 2022 due to uncertainty as to the total amount that would be received from the guarantee. The Company received proceeds from the guarantee in the third quarter of 2023 and first quarter of 2024 which were recorded as a gain on sale of OREO.

    The following summarizes OREO activity for the periods indicated:

(In Thousands)	2024	2023	2022
Balance, beginning of the year	$—	$—	$5,638
Transfers from loans	—	273	—
Proceeds from the sale of other real estate owned	(392)	(1,079)	(5,224)
Gain (loss) on sale of other real estate owned, net	392	929	(414)
Impairment on other real estate owned	—	(123)	—
Balance, end of year	—	—	—
Government guarantees	—	—	—
Balance, end of year, net of government guarantees	$—	$—	$—

     The Company did not make any loans to facilitate the sale of OREO in 2024, 2023, or 2022. Our underwriting policies and procedures for loans to facilitate the sale of OREO are no different than our standard loan policies and procedures.
    At December 31, 2024, management had identified potential problem loans of $1.6 million as compared to potential problem loans of $1.9 million at December 31, 2023. Potential problem loans are loans which are currently performing that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. The decrease in potential problem loans at December 31, 2024 from December 31, 2023 was primarily due to paydowns to existing potential problem loans in 2024 that were partially offset by the addition of two new potential problem loans.
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
The following tables show the allocation of the ACL and the percent of loans in each category to total loans and the ratio of net loan charge-offs to average loans outstanding by loan segment for the years indicated:

	2024
		% of Loans(1)	Net loan charge-offs (recoveries) to average loans
(In Thousands)	Amount
Commercial & industrial loans	$5,800	22%	(0.05)%
Commercial real estate:
Owner occupied properties	2,944	20%	—%
Non-owner occupied and multifamily properties	3,967	29%	—%
Residential real estate:
1-4 family residential properties secured by first liens	4,364	13%	—%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	775	2%	(0.05)%
1-4 family residential construction loans	230	2%	—%
Other construction, land development and raw land loans	3,589	10%	—%
Obligations of states and political subdivisions in the US	106	1%	—%
Agricultural production, including commercial fishing	169	2%	0.04%
Consumer loans	71	—%	0.01%
Other loans	5	—%	—%
Total	$22,020	100%	(0.01)%
1Represents percentage of this category of loans to total portfolio loans.

	2023
		% of Loans(1)	Net loan charge-offs (recoveries) to average loans
(In Thousands)	Amount
Commercial & industrial loans	$3,438	24%	(0.03)%
Commercial real estate:	—
Owner occupied properties	2,867	20%	—%
Non-owner occupied and multifamily properties	3,294	29%	—%
Residential real estate:
1-4 family residential properties secured by first liens	3,470	11%	0.04%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	551	2%	(0.08)%
1-4 family residential construction loans	191	2%	—%
Other construction, land development and raw land loans	3,127	8%	—%
Obligations of states and political subdivisions in the US	80	2%	—%
Agricultural production, including commercial fishing	168	2%	—%
Consumer loans	81	—%	0.39%
Other loans	3	—%	—%
Total	$17,270	101%	—%
1Represents percentage of this category of loans to total portfolio loans.

    The ACL for loans increased to $22.0 million at December 31, 2024 compared to $17.3 million at December 31, 2023 primarily due to an increase in loan balances, net of guarantees. The Company determined that an ACL of $22.0 million, or 1.03% of portfolio loans, is appropriate as of December 31, 2024 based on our analysis of the current credit quality of the portfolio and forecasted economic conditions. The ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, as well as loan portfolio composition, quality, and duration.
The following table sets forth information regarding changes in the ACL for unfunded commitments for the years indicated:

(In Thousands)	2024	2023	2022
Balance at beginning of period	$2,418	$1,970	$1,096
Provision for credit losses	(108)	448	874
Balance at end of period	$2,310	$2,418	$1,970
    While management believes that it uses the best information available to determine the ACL, unforeseen market conditions and other events could result in an adjustment to the ACL, and net income could be significantly affected if circumstances differed substantially from the assumptions used in making the final determination of the ACL.
Purchased Receivables
    Purchased receivable balances increased at December 31, 2024 to $74.1 million from $36.8 million at December 31, 2023, and year-to-date average purchased receivable balances were $38.7 million and $24.8 million in 2024 and 2023, respectively. Purchased receivable income was $7.1 million and $4.5 million in 2024 and 2023, respectively. The increase in purchased receivable balances at December 31, 2024 and the increase in purchased receivable income as compared to the prior year is primarily due to the acquisition of SCF on October 31, 2024.

    The following table sets forth information regarding changes in the purchased receivable ACL for the years indicated:

(In Thousands)	2024	2023	2022
Balance at beginning of year	$—	$—	$—
Impact from acquisition of Sallyport Commercial Finance, LLC	3,524	—	—
Charge-offs	—	—	—
Recoveries	—	—	—
Charge-offs net of recoveries	—	—	—
Reserve for (recovery from) purchased receivables	125	—	—
Balance at end of year	$3,649	$—	$—
Ratio of net charge-offs (recoveries) to average purchased receivables during the period	—%	—%	—%
Deposits
    Deposits are our primary source of funds. Total deposits increased 8% to $2.68 billion at December 31, 2024 from $2.49 billion at December 31, 2023. Our deposits generally are expected to fluctuate according to the level of our market share, economic conditions, and normal seasonal trends.
    The following table sets forth the average balances outstanding and average interest rates for each major category of our deposits, for the periods indicated:

	2024		2023		2022
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
(In Thousands)
Interest-bearing demand accounts	$949,105	1.97%	$809,219	1.61%	$701,679	0.30%
Money market accounts	204,081	1.64%	250,072	1.28%	318,375	0.25%
Savings accounts	245,300	0.49%	278,951	0.47%	344,349	0.16%
Certificates of deposit	403,800	3.98%	276,144	3.25%	169,931	0.62%
Total interest-bearing accounts	1,802,286	2.18%	1,614,386	1.64%	1,534,334	0.29%
Noninterest-bearing demand accounts	718,163		749,859		820,547
Total average deposits	$2,520,449		$2,364,245		$2,354,881

The Company's mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 84% of total deposits at December 31, 2024 and 87% at December 31, 2023.
The only deposit category with stated maturity dates is certificates of deposit. At December 31, 2024, we had $418.4 million in certificates of deposit, of which $369.7 million, or 88%, are scheduled to mature in 2025. The Company’s certificates of deposit increased to $418.4 million during 2024 as compared to $331.3 million at December 31, 2023. The aggregate amount of certificates of deposit in amounts of $250,000 or more at December 31, 2024 and 2023, was $217.1 million and $142.1 million, respectively. The following table sets forth the amount outstanding of certificates of deposits in amounts of $250,000 or more by time remaining until maturity and percentage of total deposits as of December 31, 2024:

	Time Certificates of Deposits
	of $250,000 or More
		Percent of Total Deposits

(In Thousands)	Amount
Amounts maturing in:
Three months or less	$57,252	26%
Over 3 through 6 months	80,462	38%
Over 6 through 12 months	46,064	21%
Over 12 months	33,296	15%
Total	$217,074	100%

    The Company offers the Certificate of Deposit Account Registry Service® (CDARS®) as a member of IntraFi® NetworkSM (Network). When a Network member places a deposit using CDARS, that certificate of deposit is divided into amounts under the standard FDIC insurance maximum ($250,000) and is allocated among member banks, making the large deposit eligible for FDIC insurance. The Company had $49.2 million CDARS certificates of deposits at December 31, 2024 and $48.1 million CDARS certificates of deposits at December 31, 2023.
Uninsured deposits totaled $1.1 billion or 40% of total deposits as of December 31, 2024 compared to $1.0 billion or 41% of total deposits as of December 31, 2023. As interest rates continued to increase in 2024, Northrim took a proactive, targeted approach to increase deposit rates and retain deposit customers.
Borrowings
FHLB: The Bank is a member of the Federal Home Loan Bank of Des Moines (the “FHLB”). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets. At December 31, 2024, our maximum borrowing line from the FHLB was approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. Based on the Company's current collateral pledged to the FHLB, less outstanding advances, the Company's borrowing line is $331.1 million as of December 31, 2024. The Company has outstanding advances of $13.2 million and $13.7 million as of December 31, 2024 and 2023, respectively, which were originated to match fund low income housing projects that qualify for long term fixed interest rates. These advances have original terms of either 18 or 20 years with 30 year amortization periods and fixed interest rates ranging from 1.23% to 3.25%. The Company paid $389,000 and $330,000 in interest on these advances in 2024 and 2023, respectively. Additionally, the Company has a short-term $9.8 million advance from the FHLB outstanding as of December 31, 2024 at an interest rate of 4.62% which resets daily. There were no additional advances outstanding as of December 31, 2023. The Company had an average short-term FHLB advance of $9.8 million in 2024 compared to an average short-term FHLB advance of $21.8 million in 2023. The Company took out a $50.0 million short-term advance in the second quarter of 2023 which was paid off in the fourth quarter of 2023. The Company paid $528,000 and $1.2 million in interest expense on short-term advances in 2024 and 2023, respectively.
Federal Reserve Bank:  The Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”) is holding $70 million of investment securities as collateral to secure advances made through the discount window as of December 31, 2024. There were no discount window advances outstanding at December 31, 2024 or 2023. The Company paid less than $1,000 in interest in 2024 and 2023 on this agreement. The Federal Reserve Bank is not holding any investment securities as collateral to secure the Company's ability to take advances through the Federal Reserve Bank's Bank Term Funding Program (“BTFP”) as of December 31, 2024. There were no BTFP advances outstanding at December 31, 2024, however, the Company had an average outstanding balance of $5.0 million in 2023. The Company paid $241,000 in interest expense on this BTFP advance in 2023. The Federal Reserve Bank ended the BTFP on March 11, 2024.
Other Short and Long-term Borrowings:  The Company had no short or long-term borrowings outstanding other than the FHLB advances noted above as of December 31, 2024 or 2023.
The Company is subject to provisions under Alaska state law which generally limits the amount of outstanding debt to 35% of total assets or $1.1 billion at December 31, 2024 and $975.9 million at December 31, 2023.
Junior Subordinated Debentures
On December 16, 2005, the Company’s subsidiary, NST2, issued trust preferred securities in the principal amount of $10 million. These securities carried an interest rate of 90-day LIBOR plus 1.37% per annum that was initially set at 5.86% adjusted quarterly until the cessation of LIBOR in 2023. As of December 31, 2024, these securities now carry an interest rate of 90-day CME SOFR plus tenor spread adjustment of 0.26% plus 1.37% per annum, adjusted quarterly. The securities have a maturity date of March 15, 2036, and are callable by the Company on or after March 15, 2011. These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations. The interest cost to the Company on these securities was $717,000 in 2024 and $693,000 in 2023.  At December 31, 2024, the securities had an interest rate of 5.99%. The Company entered into an interest rate swap in the third quarter of 2017 to hedge the variability in cash flows arising out of its junior subordinated debentures, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10 million of junior subordinated debentures held under NST2 at 3.72% through its maturity date. Net of the impact of the interest rate swap, interest expense on these securities was $381,000 in 2024 and $379,000 in 2023. The Company also had interest expense of $22,000 in 2024 and $21,000 in 2023 on common securities related to junior subordinated debt.

Liquidity and Capital Resources
    The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company. Given that the Bank currently meets and the Bank anticipates that it will continue to meet, all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards, the Company expects to continue to receive dividends from the Bank during 2025. Other available sources of liquidity for the bank holding company include the issuance of debt and the issuance of common or preferred stock. As of December 31, 2024, the Company has 10.0 million authorized shares of common stock, of which approximately 5.5 million are issued and outstanding, leaving approximately 4.5 million shares available for issuance. Additionally, the Company has 2.5 million authorized shares of preferred stock available for issuance.
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
The Company had cash and cash equivalents of $62.7 million, or 2% of total assets at December 31, 2024 compared to $118.5 million, or 4% of total assets as of December 31, 2023. The decrease in cash and cash equivalents is primarily due to an increase in loans, the acquisition of SCF, and the repayment of debt. These uses of cash were only partially offset by an increase in deposits and the maturity available for sale investments, net of purchases in 2024. The Company had cumulative other comprehensive losses, net of tax, of $7.0 million in 2024, primarily due to unrealized holding losses on available for sale securities due to increases in interest rates. This is a decrease from $16.4 million in 2023. Management does not believe that liquidation of these securities, which would result in realized losses, will occur prior to maturity of these securities. As of December 31, 2024, the weighted average maturity of available for sale securities is 2.4 years compared to 2.8 years at December 31, 2023. At December 31, 2024, $133.2 million available for sale securities mature within one year, $189.3 million mature in 2026, and $79.4 million mature in 2027. Our total unfunded commitments to fund loans and letters of credit at December 31, 2024 were $529.5 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. At December 31, 2024, certificates of deposit totaling $369.7 million and $36.4 million, respectively, contractually mature in 2025 and 2026, and may be withdrawn from the Bank. Similar to loans, we do not expect that these maturing certificates of deposit, or other non-maturity deposits, to be withdrawn from the Bank in a manner that will strain liquidity; however, unforeseen future circumstances or events may cause higher than anticipated withdrawal of deposits or draws of unfunded commitments to fund new loans. Management believes that cash requirements to fund future non-deposit liabilities, including operating lease liabilities, other liabilities, or borrowings as of December 31, 2024, are not material to the Company's liquidity position as of December 31, 2024.
The Company has other available sources of liquidity to fund unforeseen liquidity needs. These include borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At December 31, 2024, our liquid assets, which include investments and loans maturing within a year, were $1.01 billion. Our funds available for borrowing under our existing lines of credit were $566.8 million. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient in the foreseeable future.
    As shown in the Consolidated Statements of Cash Flows included in Part II. Item 8 of this report, net cash used by operating activities was $8.7 million in 2024 and net cash provided by operating activities was $38.8 million in 2023. In 2024, net cash was used primarily in connection with origination of loans held for sale, which was only partially offset by net income and net proceeds from the sale of loans held for sale. In 2023, proceeds from the sale of loans held for sale net of proceeds used in originations, as well as net income were largely the source of net cash provided. Net cash used by investing activities was $197.6 million in 2024 primarily due to an increase in loans and the acquisition of SCF. These uses of cash were only partially offset by proceeds from maturities and sales of investment securities. Net cash used by investing activities was $254.9 million in 2023 primarily due to increases in loans and to a lesser extent, purchases of available for sale and held to maturity securities and an increase in purchased receivables. Financing activities provided cash of $150.6 million in 2024 and $75.3 million in 2023, respectively. Financing activities provided cash in 2024 due to increases in deposits that were only partially offset by the repayment of borrowings and the payment of cash dividends to shareholders. Financing activities provided cash in 2023 due to increases in deposits that were only partially offset by the payment of cash dividends to shareholders and the repurchase of shares of the Company's common stock.
    Throughout our history, the Company has periodically repurchased for cash a portion of its shares of common stock in the open market. The following table presents the amount of common shares repurchased and the weighted average price paid per share for the periods indicated:

Years Ending:	Common Shares Repurchased	Weighted Average Price
2024	15,034	$52.46
2023	208,673	$43.34
2022	333,724	$42.42
2021	279,276	$41.30
2020	327,000	$30.51
At December, 31, 2024, there were 110,000 shares available under the previously announced stock repurchase program, which lapsed on December 31, 2024, leaving zero shares currently available for repurchase. The Company may continue to repurchase its stock from time-to-time depending upon market conditions, but we can make no assurances that we will continue this program and the Board of Directors has not presently authorized any repurchases of its common stock for 2025.
The table below shows the cumulative effect the repurchase of common shares since the inception of the Company on diluted earnings per share:

Years Ending:	Diluted EPS as Reported	Diluted EPS without Stock Repurchase
2024	$6.62	$4.67
2023	$4.49	$3.23
2022	$5.27	$3.92
2021	$6.00	$4.79
2020	$5.11	$4.22

Regulatory Capital Requirements: We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital.  We believe as of December 31, 2024, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.
    The table below illustrates the capital requirements in effect in 2024 for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain capital ratios for the Bank in 2025 exceeding the FDIC’s requirements for the “well-capitalized” classification. The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering is included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our consolidated financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital.  As a result, the Company has $10 million more in regulatory capital than the Bank at December 31, 2024 and 2023, respectively, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

December 31, 2024
Total risk-based capital	8.00%	10.00%	10.94%	10.37%
Tier 1 risk-based capital	6.00%	8.00%	9.76%	9.20%
Common equity tier 1 capital	4.50%	6.50%	9.36%	9.20%
Leverage ratio	4.00%	5.00%	7.68%	7.24%

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
    Allowance for Credit Losses Policy: The Company's Executive Loan Management Committee and Asset Liability Committee are both involved in monitoring various aspects of the Company's ACL methodology. The Executive Loan Management Committee reviews and approves significant assumptions used in model at least annually. The Company's Audit Committee provides board oversight of the ACL process and reviews and approves the ACL methodology on a quarterly basis.
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

Depending on the nature and size of the pool of financial assets with similar risk characteristics, the Company uses a discounted cash flow (“DCF”) method or a weighted average remaining life method to estimate expected credit losses quantitatively. In 2024, the Company uses a DCF method for seven of its 11 loan pools, which represent 96% of the amortized cost basis of total loan pools at December 31, 2024. Prior to 2024, the Company used a DCF method for eight of its 11 loan pools. The weighted average remaining life method is used for the remaining loan pools primarily because loan level data constraints preclude the use of the DCF model.

Under the DCF method, the Company utilizes complex models to obtain reasonable and supportable forecasts to calculate two predictive metrics, the probability of default (“PD”) and loss given default (“LGD”). The PD measures the probability that a loan will default within a given time horizon and is an assumption derived from regression models which determine the relationship between historical defaults and certain economic variables. The Company's regression models for PD utilize peer historical loan level default data. The Company determines a reasonable and supportable forecast and applies that forecast to the regression model to estimate defaults over the forecast period. Management leverages economic projections from the Federal Reserve to inform its loss driver forecasts over the Company's four quarter forecast period.

As of December 31, 2024, management utilizes and forecasts U.S. unemployment and U.S. gross domestic product as the loss drivers for all of the loan pools that utilize the DCF method. The Company added U.S. gross domestic product as a loss driver in 2024 because we determined that there is better model fit using this multi-factor model. The Company's regression models for PD as of December 31, 2024 utilize peer historical loan level default data. Peers for this purpose include banks in the United States with total assets between $1 billion and $5 billion whose loan portfolios share certain characteristics with the Company's loan portfolio. Peers differ by loan segment; the Company refined the peer groups in 2024 in order to add more precision to the model. A bank is included in the peer group for each loan segment in 2024 under the following circumstances:

• The percentage the balance of the loan segment compared to total loans over a five year look back period is within 0.5 standard deviations of the Company's data;
• The percentage of total charge offs for the loan segment over a five year look back period is within 0.25 standard deviations of the Company's data; and
• The percentage of total charge offs for the loan segment during the recessionary period from the fourth quarter of 2008 to the fourth quarter of 2012 is within 0.25 standard deviations of the Company's data.

As of December 31, 2023, management utilized and forecasted U.S. unemployment as the sole loss driver for all of the loan pools that utilize the DCF method. The Company's regression models for PD as of December 31, 2023 utilize peer historical loan level default data. Peers for this purpose include banks in the United States with total assets between $1 billion and $5 billion whose loan portfolios share certain characteristics with the Company's loan portfolio. Peers differ by loan segment; a bank is included in the peer group for each loan segment in 2023 under the following circumstances:

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

The Company has identified the following pools of financial assets with similar risk characteristics for measuring expected credit losses under CECL, which are unchanged as of December 31, 2024 and December 31, 2023:
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

Management performs a hypothetical sensitivity analysis of our ACL quarterly to understand the impact of a change in a key input on our ACL. As of December 31, 2024, management utilized the Federal Reserve's median forecasts of national unemployment and national gross domestic product. If the four-quarter national unemployment rate forecast had been approximately 10% higher and the four-quarter national gross domestic product forecast been 42% lower, which represents the Federal Reserve's more conservative forecasts, our ACL for loans would have increased $1.4 million, or 7%. As of December 31, 2024, if the four-quarter national unemployment rate forecast had been approximately 35% higher and the four-quarter national gross domestic product forecast been 4% higher, which represent forecasts at approximately the historical mean, our ACL for loans would have increased $2.7 million, or 13%. This sensitivity analysis includes the impact to both the quantitative and qualitative components of our ACL. Changes in quantitative inputs and qualitative loss factors may not occur in the same direction or magnitude across all segments of our loan portfolio and deterioration in some quantitative inputs and qualitative loss factors may offset improvement in others. This sensitivity analysis does not represent a change to our expectations of the economic environment but provides a hypothetical result to assess the sensitivity of the ACL to a change in key inputs. This sensitivity analysis does not incorporate changes to management’s judgment of qualitative loss factors.

    Valuation of goodwill and other intangibles:  Management performs an impairment analysis for the intangible assets with indefinite lives at each reportable segment on an annual basis as of December 31. Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstances indicate impairment potentially exists. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumptions may result in additional impairment of all, or some portion of, goodwill or other intangible assets. The Company performed its annual goodwill impairment testing at December 31, 2024 and 2023 in accordance with the policy described in Note 1 to the financial statements included in Part II. Item 8 of this report.  At December 31, 2024, the Company performed its annual impairment test by performing a qualitative assessment. Significant positive inputs to the qualitative assessment included the Company’s increasing net income as compared to historical trends; the Company's increasing market share for deposits in our markets; results of regulatory examinations; peer comparisons of the Company's net interest margin; trends in the Company’s cash flows; improvements in the Alaskan economy in 2024; increases in the Company's market share of mortgage originations; increases in purchased receivable income following the acquisition of SCF, and increases in the Company's stock price. Significant negative inputs to the qualitative assessment included the muted pace of growth in the Alaska economy and a decline in home mortgage originations compared to historical activity. We believe that the positive inputs to the qualitative assessment noted above outweigh the negative inputs for all of the Company's operating segments, and we therefore concluded that it is more likely than not that the fair value of the Company exceeds its carrying value at December 31, 2024 and that no potential impairment existed at that time.

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

A sensitivity analysis of our servicing rights was performed as of December 31, 2024. See Note 8 to the financial statements included in Part II. Item 8 of this report for the results of this analysis.
Other Accounting Policies and Estimates: The Company evaluates its estimates, including those that materially affect the financial statements and are related to investments, derivative instruments, fair value measurements, and intangible assets on an on-going basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's policies related to these estimates can be found in Note 1 in the Notes to Consolidated Financial Statements in Part II. Item 8 of this report.

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

    The Company is exposed to price and interest rate risks in the financial instruments and positions we hold. This includes investment securities, loans, loans held for sale, mortgage servicing rights, deposits, borrowings, and derivative financial instruments. Market risks such as foreign currency exchange risk and commodity price risk do not arise in the normal course of the Company's business, except for our limited foreign currency exposure in Canada and the United Kingdom through the recent acquisition of SCF.

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
    The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets (which exclude nonaccrual loans and net unearned loan fees) and interest-bearing liabilities at December 31, 2024. The amounts shown below could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Estimated maturity or repricing at December 31, 2024
(In Thousands)	Within 1 year	1-5 years	>5 years	Total
Interest -Earning Assets:
Interest bearing deposits in other banks	$20,635	$—	$—	$20,635
Investments securities and FHLB Stock	166,940	325,639	36,838	529,417
Loans	906,342	973,225	251,367	2,130,934
Loans held for sale	59,957	—	—	59,957
Total interest-earning assets	$1,153,874	$1,298,864	$288,205	$2,740,943
Percent of total interest-earning assets	42.10%	47.39%	10.51%	100.00%
Interest-Bearing Liabilities:
Interest-bearing demand accounts	$1,108,404	$—	$—	$1,108,404
Money market accounts	196,290	—	—	196,290
Savings accounts	250,900	—	—	250,900
Certificates of deposit	372,338	44,465	1,567	418,370
Securities sold under repurchase agreements	9,800	—	—	9,800
Borrowings	441	1,874	10,930	13,245
Junior subordinated debentures	—	—	10,310	10,310
Total interest-bearing liabilities	$1,938,173	$46,339	$22,807	$2,007,319
Percent of total interest-bearing liabilities	96.56%	2.31%	1.14%	100.01%
Interest sensitivity gap	($784,299)	$1,252,525	$265,398	$733,624
Cumulative interest sensitivity gap	($784,299)	$468,226	$733,624
Cumulative interest sensitivity gap as a percentage
of total interest-earning assets	(28.6)%	17.1%	26.8%

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
    The following table shows the estimated impact on net interest income under the stated interest rate scenarios:

	1st Year Change in net interest income from base scenario	Percentage change	2nd Year Change in net interest income from base scenario	Percentage change

(In Thousands)
Scenario:
Up 400 basis points	$6,210	4.77%	$30,227	21.04%
Up 300 basis points	$4,531	3.48%	$22,322	15.54%
Up 200 basis points	$2,867	2.20%	$14,558	10.13%
Up 100 basis points	$1,265	0.97%	$7,014	4.88%
Up 50 basis points	$659	0.51%	$3,566	2.74%
Down 50 basis points	($837)	(0.64)%	($3,861)	(2.96)%
Down 100 basis points	($1,731)	(1.33)%	($7,779)	(5.41)%
Down 200 basis points	($3,360)	(2.58)%	($15,457)	(10.76)%
Down 300 basis points	($4,518)	(3.47)%	($22,630)	(15.75)%
Down 400 basis points	($5,066)	(3.89)%	($28,843)	(20.08)%

    The following table shows the estimated impact on net income under the stated interest rate scenarios. The trends in the estimated impact on net income under the stated interest rate scenarios differ from the table above primarily due to the inclusion of the estimated impact of changes in other operating income and expense related to mortgage banking activities:

	1st Year Change in net income from base scenario	Percentage change	2nd Year Change in net income from base scenario	Percentage change

(In Thousands)
Scenario:
Up 400 basis points	($409)	(0.95)%	$18,564	34.53%
Up 300 basis points	($407)	(0.94)%	$13,648	25.39%
Up 200 basis points	($393)	(0.91)%	$8,843	16.45%
Up 100 basis points	($329)	(0.76)%	$4,212	7.83%
Up 50 basis points	($170)	(0.39)%	$2,126	3.96%
Down 50 basis points	$375	0.87%	($2,013)	(3.75)%
Down 100 basis points	$1,290	2.99%	($3,488)	(6.49)%
Down 200 basis points	$2,661	6.16%	($6,896)	(12.83)%
Down 300 basis points	$4,403	10.19%	($9,906)	(18.43)%
Down 400 basis points	$6,628	15.34%	($12,157)	(22.61)%

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Northrim BanCorp, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Allowance for Credit Losses – Loans
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses - loans was $22.0 million at December 31, 2024. The allowance for credit losses – loans is management’s best estimate of current expected credit losses in its loan portfolio and is estimated using either a discounted cash flow method or a weighted average remaining life method, depending on the nature and size of the loan pool. The estimate of current expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of loans. Historical loss experience is the starting point for estimating expected credit losses. In addition to the quantitative portion of the allowance for credit losses – loans derived using either the discounted cash flow method or weighted average remaining life method, the Company also considers the effects of the qualitative factors in its calculation of expected losses in the loan portfolio. The qualitative factor methodology is based on quantitative metrics, but also includes a high degree of subjectivity and changes in any of the metrics could have a significant impact on our calculation of the allowance.

We identified management’s estimation and application of the forecast of economic conditions used in the calculation of the probability of default and management’s qualitative factors used to estimate the expected loss rate in the allowance for credit losses – loans as a critical audit matter.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the critical audit matter included the following, among others:

•Testing the design, implementation, and operating effectiveness of controls relating to management’s calculation of the allowance for credit losses – loans, including controls over the reasonableness of forecasted economic conditions related to unemployment and qualitative factors used in the estimation of the expected loss rate;
•Obtaining management’s analysis and supporting documentation related to the forecast of economic conditions used to determine the probability of default and testing whether the forecast of economic conditions and key assumptions used in the calculation of the allowance for credit losses - loans are reasonable and supportable based on the analysis provided by management;
•Evaluating the methodology and the reasonableness of assumptions used by management to estimate the forecast of economic conditions and qualitative factors and testing whether these factors were applied to the calculation appropriately;
•Evaluating the relevance and reliability of the data used by management to estimate the qualitative factors used in the calculation of the allowance for credit losses – loans;
•Developing an independent expectation of the qualitative adjustments using a combination of internal and external data and comparing the expected balance to the Company’s recorded amounts.

/s/ Moss Adams LLP

Everett, Washington
March 10, 2025

We have served as the Company’s auditor since 2010.

CONSOLIDATED FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$42,101	$27,457
Interest bearing deposits in other banks	20,635	91,073
Investment securities available for sale, at fair value	478,617	637,936
Marketable equity securities	8,719	13,153
Investment securities held to maturity, at amortized cost	36,750	36,750
Investment in Federal Home Loan Bank stock, at cost	5,331	2,980
Loans held for sale	59,957	31,974
Loans	2,129,263	1,789,497
Allowance for credit losses, loans	(22,020)	(17,270)
Net loans	2,107,243	1,772,227
Purchased receivables, net	74,078	36,842
Mortgage servicing rights, at fair value	26,439	19,564
Premises and equipment, net	37,757	40,693
Operating lease right-of-use assets	7,455	9,092
Goodwill	50,018	15,017
Other intangible assets, net	950	950
Other assets	85,819	71,789
Total assets	$3,041,869	$2,807,497
LIABILITIES
Deposits:
Demand	$706,225	$749,683
Interest-bearing demand	1,108,404	927,291
Savings	250,900	255,338
Money market	196,290	221,492
Certificates of deposit less than $250,000	201,296	189,106
Certificates of deposit $250,000 and greater	217,074	142,145
Total deposits	2,680,189	2,485,055
Borrowings	23,045	13,675
Junior subordinated debentures	10,310	10,310
Operating lease liabilities	7,487	9,092
Other liabilities	53,722	54,647
Total liabilities	2,774,753	2,572,779
COMMITMENTS AND CONTINGENCIES (NOTE 19)
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 5,518,210 and 5,513,459 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	5,518	5,513
Additional paid-in capital	9,311	9,605
Retained earnings	259,311	236,037
Accumulated other comprehensive (loss), net of tax	(7,024)	(16,437)
Total shareholders' equity	267,116	234,718
Total liabilities and shareholders' equity	$3,041,869	$2,807,497
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31, 2024, 2023, and 2022

(In Thousands, Except Share and Per Share Data)	2024	2023	2022
Interest and Dividend Income
Interest and fees on loans and loans held for sale	$134,739	$108,612	$82,785
Interest on investment securities available for sale	13,756	15,833	9,679
Dividends on marketable equity securities	876	766	563
Interest on investment securities held to maturity	1,892	1,893	1,511
Dividends on Federal Home Loan Bank stock	314	203	125
Interest on deposits in other banks	2,342	4,644	5,665
Total Interest Income	153,919	131,951	100,328
Interest Expense
Interest expense on deposits	39,347	26,511	4,485
Interest expense on borrowings	986	1,784	339
Interest expense on junior subordinated debentures	403	400	389
Total Interest Expense	40,736	28,695	5,213
Net Interest Income	113,183	103,256	95,115
Provision for credit losses	3,293	3,842	1,846
Net Interest Income After Provision for Credit Losses	109,890	99,414	93,269
Other Operating Income
Mortgage banking income	24,002	12,763	21,572
Purchased receivable income	7,146	4,482	2,002
Bankcard fees	4,366	3,862	3,697
Service charges on deposit accounts	2,348	2,044	1,611
Commercial servicing revenue	486	554	1,628
Unrealized gain (loss) on marketable equity securities	465	120	(1,119)
Gain on sale of marketable equity securities, net	112	—	—
Keyman insurance proceeds	—	—	2,002
Other income	3,116	2,550	2,684
Total Other Operating Income	42,041	26,375	34,077
Other Operating Expense
Salaries and other personnel expense	67,847	61,741	58,172
Data processing expense	10,986	9,821	8,926
Occupancy expense	7,609	7,394	6,915
Professional and outside services	4,351	3,128	2,993
Marketing expense	3,028	2,929	2,747
Insurance expense	2,961	2,519	2,054
Intangible asset amortization expense	—	17	25
OREO (income) expense, net of rental income and gains on sale	(385)	(794)	500
Other operating expense	8,540	7,426	6,520
Total Other Operating Expense	104,937	94,181	88,852
Income Before Provision for Income Taxes	46,994	31,608	38,494
Provision for income taxes	10,023	6,214	7,753
Net Income	$36,971	$25,394	$30,741
Earnings Per Share, Basic	$6.72	$4.53	$5.33
Earnings Per Share, Diluted	$6.62	$4.49	$5.27
Weighted Average Shares Outstanding, Basic	5,502,797	5,601,471	5,765,088
Weighted Average Shares Outstanding, Diluted	5,583,983	5,661,460	5,829,412
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2024, 2023, and 2022
2010

(In Thousands)	2024	2023	2022
Net income	$36,971	$25,394	$30,741
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized holding gains (losses) arising during the period	$12,741	$17,755	($38,283)
Derivatives and hedging activities:
Unrealized holding gains (losses) during the period	411	(88)	2,409
Income tax (expense) benefit related to unrealized gains and losses	(3,739)	(5,023)	10,199
Other comprehensive income (loss), net of tax	9,413	12,644	(25,675)
Comprehensive income	$46,384	$38,038	$5,066

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2024, 2023, and 2022

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Par Value
(In Thousands)
Balance at January 1, 2022	6,015	$6,015	$31,162	$204,046	($3,406)	$237,817
Cash dividend declared	—	—	—	(10,562)	—	(10,562)
Stock-based compensation expense	—	—	742	—	—	742
Exercise of stock options and vesting of restricted stock units, net	20	20	(297)	—	—	(277)
Repurchase of common stock	(334)	(334)	(13,823)	—	—	(14,157)
Other comprehensive (loss), net of tax	—	—	—	—	(25,675)	(25,675)
Net income	—	—	—	30,741	—	30,741
Balance at December 31, 2022	5,701	$5,701	$17,784	$224,225	($29,081)	$218,629
Cash dividend declared	—	—	—	(13,582)	—	(13,582)
Stock-based compensation expense	—	—	937	—	—	937
Exercise of stock options and vesting of restricted stock units, net	21	21	(281)	—	—	(260)
Repurchase of common stock	(209)	(209)	(8,835)	—	—	(9,044)
Other comprehensive (loss), net of tax	—	—	—	—	12,644	12,644
Net income	—	—	—	25,394	—	25,394
Balance at December 31, 2023	5,513	$5,513	$9,605	$236,037	($16,437)	$234,718
Cash dividend declared	—	—	—	(13,697)	—	(13,697)
Stock-based compensation expense	—	—	913	—	—	913
Exercise of stock options and vesting of restricted stock units, net	20	20	(433)	—	—	(413)
Repurchase of common stock	(15)	(15)	(774)	—	—	(789)
Other comprehensive income, net of tax	—	—	—	—	9,413	9,413
Net income	—	—	—	36,971	—	36,971
Balance at December 31, 2024	5,518	$5,518	$9,311	$259,311	($7,024)	$267,116

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2024, 2023, and 2022

(In Thousands)	2024	2023	2022
Operating Activities:
Net income	$36,971	$25,394	$30,741
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on sale of securities, net	(112)	—	—
Depreciation and amortization of premises	3,610	3,294	3,139
Intangible asset amortization	—	17	25
Amortization of investment security premium, net of discount accretion	368	483	630
Unrealized (gain) loss on marketable equity securities	(465)	(120)	1,119
Deferred tax (income) expense	(152)	580	2,110
Stock-based compensation	913	937	742
Deferral of loan fees and amortization, net of costs	631	(54)	(2,933)
Provision (benefit) for credit losses	3,293	3,842	1,846
Origination of home mortgage servicing rights carried at fair value	(4,748)	(3,616)	(4,623)
Purchases of home mortgage servicing rights carried at fair value	(2,328)	—	—
Change in fair value of home mortgage servicing rights carried at fair value	201	2,687	(288)
Change in fair value of commercial servicing rights carried at fair value	52	62	(809)
Gain on sale of loans	(13,994)	(7,828)	(13,873)
Proceeds from the sale of loans held for sale	595,164	379,546	645,518
Origination of loans held for sale	(609,153)	(376,154)	(585,533)
(Gain) loss on sale of other real estate owned	(392)	(929)	414
Impairment on other real estate owned	—	123	—
Net changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	456	(2,021)	(3,091)
Decrease (increase) in other assets	(13,503)	5,347	6,641
(Decrease) increase in other liabilities	(5,539)	7,185	(3,703)
Net Cash (Used) Provided by Operating Activities	(8,727)	38,775	78,072
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(49,464)	(26,030)	(302,668)
Purchases of marketable equity securities	(1,964)	(2,297)	(3,934)
Purchases of FHLB stock	(32,353)	(5,703)	(730)
Purchases of investment securities held to maturity	—	—	(16,750)
Proceeds from sales/calls/maturities of securities available for sale	221,159	82,398	13,417
Proceeds from sales of marketable equity securities	6,973	—	488
Proceeds from redemption of FHLB stock	30,002	6,539	21
Decrease (increase) decrease in purchased receivables, net	10,672	(16,848)	(13,007)
(Increase) in loans, net	(341,764)	(287,893)	(83,839)
Proceeds from sale of other real estate owned	392	1,079	5,224
Sallyport Commercial Finance, LLC acquisition, net of cash received	(40,658)	—	—
Purchases of premises and equipment	(620)	(6,166)	(3,796)
Net Cash (Used) by Investing Activities	(197,625)	(254,921)	(405,574)
Financing Activities:
Increase (decrease) in deposits	195,134	97,844	(34,420)
Proceeds from borrowings	697,553	194,500	—
Repayments of borrowings	(728,390)	(194,920)	(413)
Proceeds from the issuance of common stock	801	555	586
Repurchase of common stock	(789)	(9,044)	(14,157)
Cash dividends paid	(13,751)	(13,609)	(10,571)
Net Cash Provided (Used) by Financing Activities	150,558	75,326	(58,975)
Net Change in Cash and Cash Equivalents	(55,794)	(140,820)	(386,477)
Cash and Cash Equivalents at Beginning of Year	118,530	259,350	645,827
Cash and Cash Equivalents at End of Year	$62,736	$118,530	$259,350

Supplemental Information:
Income taxes paid	$6,720	$2,032	$2,015
Interest paid	$40,482	$28,547	$5,190
Noncash commitments to invest in Low Income Housing Tax Credit Partnerships	$—	$14,273	$—
Transfer of loans to other real estate owned	$—	$273	$—
Non-cash lease liability arising from obtaining right of use assets	$250	$423	$1,128
Cash dividends declared but not paid	$101	$110	$85
Acquisitions:
Assets acquired	$66,129	$—	$—
Liabilities assumed	($41,275)	$—	$—
Pre-existing debt settlement	$12,000	$—	$—

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -    Summary of Significant Accounting Policies
Nature of Operations: Northrim BanCorp, Inc. (the “Company”), is a publicly traded bank holding company headquartered in Anchorage, Alaska that is primarily engaged in the delivery of business and personal banking services through its wholly-owned banking subsidiary, Northrim Bank (“the Bank”). The Bank also engages in retail mortgage origination services through its wholly-owned subsidiary, Residential Mortgage Holding Company, LLC, the parent company of Residential Mortgage, LLC (collectively “RML”). In addition, the Bank also engages in specialty finance activities through a division of the Bank, Northrim Funding Services (“NFS”), which operates a factoring division in Bellevue, Washington, and through the Bank's wholly-owned subsidiary, Sallyport Commercial Finance, LLC (“SCF”), which provides factoring, asset based lending and alternative working capital solutions to small and medium sized enterprises in the United States, Canada, and the United Kingdom. The Company completed the acquisition of SCF on October 31, 2024. SCF holds a 100% interest in Sallyport Commercial Finance CAN, LLC, and a 40% interest in Sallyport Commercial Finance LTD (“SCF LTD”). Sallyport Commercial Finance ULC (“SCF CAN”), a wholly-owned subsidiary of Sallyport Commercial Finance CAN, LLC, and SCF LTD offer the same products and services as SCF, but they operate in Canada and the United Kingdom, respectively.
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
Consolidation: The accompanying consolidated financial statements include the accounts of the Company, the Bank, RML, SCF, and Northrim Investment Services Company (“NISC”). Significant intercompany balances have been eliminated in consolidation. As of December 31, 2024, the Company had one wholly-owned business trust subsidiary, Northrim Statutory Trust 2 (“Trust 2”), that was formed to issue trust preferred securities and related common securities of Trust 2. The Company has not consolidated the accounts of Trust 2 in its consolidated financial statements in accordance with U.S. GAAP. As a result, the junior subordinated debentures issued by the Company to Trust 2 are reflected on the Company’s consolidated balance sheet as junior subordinated debentures.
Variable interest entities (“VIEs”): The Company consolidates affiliates in which we have a controlling interest. To determine if we have a controlling financial interest in an entity we first evaluate if we are required to apply the variable interest entity model, otherwise the entity is evaluated under the voting interest model. The Company continuously evaluates its non-majority owned investments in affiliates to determine if they are VIEs. Where we hold current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in that VIE. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. When changes occur to the design of an entity we reconsider whether it is subject to the VIE model. We continuously evaluate whether we have a controlling financial interest in a VIE. We hold a controlling financial interest in other entities where we currently hold, directly or indirectly, more than 50% of the voting rights or where we exercise control through substantive participating rights. We reevaluate whether we have a controlling financial interest in these entities when our voting or substantive participating rights change.
Affiliates are unconsolidated VIEs and other entities in which we do not have a controlling financial interest, but over which we have significant influence, most often because we hold a voting interest of 20% to 50%. Affiliates are accounted for as equity method investments.
As of December 31, 2024, the Company owns a 100% interest in RML and a 100% interest in SCF and consolidates these entities into its financial statements.

The Company owns a 21% interest in PWA, a 40% interest in SCF LTD, and owned a 30% interest in Homestate prior to its dissolution in 2023, and these investments are accounted for as equity method investments. The Company does not consolidate the balance sheets and income statements of PWA, Homestate, or SCF LTD into its financial statements. The Company has determined that PWA and Homestate are not VIEs. The Company has determined that SCF LTD is a VIE.

However, the Company does not have a controlling interest in SCF LTD and therefore does not consolidate SCF LTD's operations into its financial statements. The Company's portion of the results of PWA, SCF LTD, and Homestate, prior to its dissolution in 2023, are included in “Other income” in our Consolidated Statements of Income. Investments in low income housing tax credit companies are presented on a one-line basis in the caption “Other assets” in our Consolidated Balance Sheets.
Operating Segments: Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance. The Company uses the "management approach" in determining reportable operating segments. The management approach considers the internal organization and reporting used the by the Company's CODM for making operating decisions and assessing performance as the source for determining the Company's reportable segments. Management, including the CODM, review operating results by the revenue of different services. For the year ended December 31, 2024 and 2023, the Company has three operating business lines; Community Banking, Home Mortgage Lending, and Specialty Finance. Information about the Company's reportable segments is included in Note 26.
Reclassifications: Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity.
Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2024 for potential recognition or disclosure.
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

The ACL on held to maturity securities is estimated on a collective basis by major security type. At December 31, 2024, the Company’s held to maturity securities consisted of investments in corporate bonds. Expected credit losses for these securities are estimated using a discounted cash flow (“DCF”) methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

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
Allowance for Credit Losses - Loans: Under the current expected credit loss model (“CECL”), the ACL on loans is a valuation allowance estimated at each balance sheet date that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.
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

Loans guaranteed by the U.S. government, including Paycheck Protection Program (“PPP”) loans The Company actively participated in assisting its customers with applications for loans through the PPP. Loans funded through the PPP are fully guaranteed by the U.S. government subject to certain representations and warranties. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans. ASC 326 requires credit enhancements that mitigate credit losses, such as the U.S. government guarantee on PPP loans, to be considered in estimating credit losses. The guarantee is considered “embedded” and, therefore, is considered when estimating credit loss on the PPP loans and other loans guaranteed by the U.S. government. Given that the loans are fully guaranteed by the U.S. government and absent any specific loss information on any of our guaranteed loans, the Company does not carry an ACL on its PPP and other loans guaranteed by the U.S. government.

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
Acquired Loans and Purchased Receivables: Loans and purchased receivables acquired that are of poor credit quality and with more than an insignificant evidence of credit deterioration since their origination or original purchase are purchased credit deteriorated (“PCD”) assets. PCD assets are recorded at their purchase price plus an ACL estimated at the time of acquisition. Under this approach, there is no provision for credit losses recognized at acquisition; rather, there is a gross-up of the purchase price of the financial asset for the estimate of expected credit losses and a corresponding ACL recorded. Changes in estimates of expected credit losses after acquisition are recognized as provision for credit losses in subsequent periods. In general, interest income recognition for PCD financial assets is consistent with interest income recognition for the similar non-PCD financial asset.
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
Servicing Rights: MSRs and commercial servicing rights (“CSRs”) associated with loans originated and sold, where servicing is retained, are measured at fair value and changes in fair value are reported through earnings. Changes in the fair value of servicing rights occur primarily due to the collection/realization of expected cash flows, as well as changes in valuation inputs and assumptions. Under the fair value method, servicing rights are carried on the balance sheet at fair value and the changes in fair value for MSRs are reported in earnings in mortgage banking income and the changes in fair value for CSRs are reported in commercial serving revenue in other operating income in the period in which the change occurs. Fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of servicing rights, the present value of net expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, escrow calculations, delinquency rates, and ancillary fee income net of servicing costs.
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

Revenue within the contracts with customers is recognized when obligations under the terms of a contract with customers are satisfied. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. When the amount of consideration is variable, the Company will only recognize revenue to the extent that it is probable that the cumulative amount recognized will not be subject to a significant reversal in the future. Substantially all of the Company's contracts with customers have expected durations of one year or less and payments are typically due when or as the services are rendered or shortly thereafter. When third parties are involved in providing services to customers, the Company recognizes revenue on a gross basis when it has control over those services being provided to the customer; otherwise, revenue is recognized for the net amount of any fee or commission.
Advertising: Advertising, promotion, and marketing costs are expensed as incurred. The Company reported total expenses in these areas of $3.0 million, $2.9 million, and $2.7 million for each of the years ending December 31, 2024, 2023, and 2022, respectively.
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
Foreign Currency Translation: Assets, liabilities and operations of foreign subsidiaries, which includes subsidiaries owned by SCF, are recorded based on the functional currency of each entity. The Company has determined that the functional currency of foreign subsidiaries is the local currency. The assets, liabilities and operations are translated, for consolidation purposes, from the local currency to the U.S. dollar reporting currency at period-end rates for assets and liabilities and generally at average rates for results of operations. Related translation adjustments are reported as a component of other comprehensive income, whereas gains and losses resulting from foreign currency transactions are included in results of operations in other operating income. Foreign currency translation adjustments were not material in 2024.
Earnings Per Share: Earnings per share is calculated using the weighted average number of shares and dilutive common stock equivalents outstanding during the period. Stock options and restricted stock units, as described in Note 22 of the notes to the Company's Consolidated Financial Statements included in Part II. Item 8 of this report, are considered to be common stock equivalents. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were no anti-dilutive shares outstanding related to options to acquire common stock in 2024, 2023, or 2022.
    Information used to calculate earnings per share was as follows:

(In Thousands)	2024	2023	2022
Net income	$36,971	$25,394	$30,741
Basic weighted average common shares outstanding	5,503	5,601	5,765
Dilutive effect of potential common shares from awards granted under equity incentive program	81	60	64
Total	5,584	5,661	5,829
Earnings per common share
Basic	$6.72	$4.53	$5.33
Diluted	$6.62	$4.49	$5.27

Comprehensive Income: Comprehensive income consists of net income, net unrealized gains (losses) on securities available for sale after the tax effect, net unrealized gains (losses) on derivative and hedging activities after the tax effect, and foreign currency transaction adjustments after the tax effect.
Concentrations: A significant portion of the Company’s business is derived from operations in Alaska. As such, the Company’s growth and operations depend upon the economic conditions of Alaska. Alaska relies primarily upon the natural resources industries, particularly oil production, as well as tourism, government and U.S. military spending for their economic success. A significant majority of the unrestricted revenues of the Alaska state government are currently funded through various taxes and royalties on the oil industry. The Company’s business is and will remain sensitive to economic factors that relate to these industries and local and regional business conditions. As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in regions served by the Company, may have a more pronounced effect upon its business than they might on an institution that is less geographically concentrated. The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon the Company’s results of operation and financial condition.
    At December 31, 2024 and 2023, the Company had $690.0 million and $590.7 million, respectively, in commercial and construction loans. Additionally, the Company continues to have a concentration in large borrowing relationships. At December 31, 2024, 37% of the Company’s loan portfolio is attributable to 30 large borrowing relationships. The Company has additional unfunded commitments to these borrowers of $158.7 million at December 31, 2024.
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
Recent Accounting Pronouncements
Accounting pronouncements implemented in 2024
In March 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (“ASU 2023-02”). Under current GAAP, an entity can only elect to apply the proportional amortization method to investments in low income housing tax credit (“LIHTC”) structures. The amendments in ASU 2023-02 allow entities to elect to account for equity investments made primarily for the purpose of receiving income tax credits using the proportional amortization method, regardless of the tax credit program through which the investment earns income tax credits, if certain conditions are met. ASU 2023-02 provides amendments to Accounting Standards Codification (“ASC”) paragraph 323-740-25-1, which sets forth the conditions needed to apply the proportional amortization method. The amendments make certain limited changes to those conditions to clarify their application to a broader group of tax credit investment programs. However, the conditions in substance remain consistent with current GAAP. The amendments in this ASU 2023-02 also eliminate certain LIHTC-specific guidance to align the accounting more closely for LIHTCs with the accounting for other equity investments in tax credit structures and require that the delayed equity contribution guidance in paragraph ASC 323-740-25-3 applies only to tax equity investments accounted for using the proportional amortization method. The Company adopted ASU 2023-02 on January 1, 2024, and the adoption did not have a material impact on the Company's consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Under current GAAP, public entities are required to report a measure of segment profit or loss. The amendments in ASU 2023-07 do not change or remove this requirement, nor does it change how an entity identifies its operating segments. The amendments in ASU 2023-07 improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted ASU 2023-07 on January 1, 2024, and the adoption did not have a material impact on the Company's consolidated financial statements.
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

In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). ASU 2024-02 contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Concepts Statements to provide guidance in certain topical areas. FASB Concepts Statement are nonauthoritative. Removing all references to Concepts Statements in the guidance is intended to simplify the Codification and draw a distinction between authoritative and nonauthoritative literature. ASU 2024-02 is effective for the Company for fiscal years beginning after December 15, 2024 and may be applied on a prospective or retrospective basis. The Company intends to adopt ASU 2024-02 prospectively and does not believe that the adoption will have a material impact on the Company's consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). This updated mandates that public business entities provide detailed disclosures in the notes to the financial statements, breaking down specific expense categories such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities included in each relevant expense cation. The objective is to enhance transparency, enabling investors to gain a clearer understanding of the nature and impact of these expenses on the Company's financial performance. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and may be applied on a prospective or retrospective basis. The Company intends to adopt ASU 2024-03 prospectively and does not believe that the adoption will have a material impact on the Company's consolidated financial statements.

NOTE 2 - Business Combinations
On October 31, 2024, the Company completed the acquisition of 100% of the equity interest in SCF in a cash transaction that is valued at approximately $53.9 million. The primary reason for the acquisition was to expand the Company's presence in the specialty finance industry. SCF provides factoring, asset based lending, and alternative working capital solutions to small and medium sized enterprises in the United States, and, to a lessor extent, in Canada and the United Kingdom through its subsidiaries. SCF will operate as a wholly-owned subsidiary, and is expected to complement the products currently offered by Northrim Funding Services, a factoring division of Northrim Bank.
The consideration transferred or transferable to the former owners of SCF and the assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting and were recorded at their estimated fair values as of the October 31, 2024 acquisition date. The Company paid $47.9 million in cash on October 31, 2024 when the acquisition was completed. The Company had pre-existing loans to SCF which totaled $12 million. The fair value of these loans approximate their carrying value, and as a result of the acquisition, the loans were effectively settled at their carrying value, resulting in no gain or loss. The fair value of the loans were considered as part of the total purchase consideration in the transaction. Estimated fair values recorded in the transaction are subject to change for up to one year after the closing date of the acquisition. The application of the acquisition method of accounting resulted in the recognition of goodwill in the amount of $35.0 million. No other intangibles were identified.
The former owners of SCF (the “sellers”) will receive additional cash proceeds (the “earn-out payments”) of up to $6 million. The earn-out payments of $2 million per year are payable on each of the first three anniversaries of the closing date. The purchase agreement provides for the these earn-out payments to be paid to the sellers in future periods, provided that certain principal employees of SCF, including certain of the sellers, have not been terminated for cause or terminated their employment for good reason. The earn-out payments have not been included in acquisition consideration and will be expensed when incurred as compensation expense in future periods.

A summary of the net assets acquired and the estimated fair value adjustments are presented below:

(In Thousands)	October 31, 2024

Cost basis net assets	$29,638
Cash payment made	(47,855)
Pre-existing debt effectively settled	(12,000)
Fair value adjustments:
Net loans	(1,260)
Net purchased receivables	(3,524)
Goodwill	($35,001)
The $35.0 million of goodwill recorded in connection with the acquisition represents the excess purchase price over the estimated fair value of the net assets acquired, and resulted from the expected decrease in funding costs and, to a lesser extent, expected operational efficiencies. All of the goodwill is expected to be deductible for tax purposes.
A summary of the assets acquired and liabilities assumed at their estimated fair values are presented below:

(In Thousands)	October 31, 2024

Assets Acquired:
Cash and equivalents	$7,197
Loans, net	9,158
Purchased receivables, net	48,034
Premises and equipment, net	54
Right-of-use assets	44
Other assets	1,642
Total assets acquired	$66,129

Liabilities Assumed:
Borrowings	$40,207
Lease liability	47
Other liabilities	1,021
Total liabilities assumed	$41,275
The fair value of assets acquired and liabilities assumed approximates book value as of the acquisition date as all loans and borrowings have variable interest rates. Purchased receivables have an average life of less than 45 days. Some of the assets acquired exhibited evidence of credit deterioration at the acquisition date. These assets were designated as PCD assets in accordance with U.S. GAAP. The following table presents PCD loan and purchased receivable activity at the date of acquisition:

(In Thousands)	Loans	Purchased Receivables
Unpaid principal balance	$10,418	$51,558
ACL at acquisition	(1,260)	(3,524)
Total	$9,158	$48,034

Based on an evaluation in accordance with Rule 3-05 and Rule 11-01(b) of Regulations S-X, the acquisition of SCF does not meet the significance thresholds requiring separate financial statement disclosure.
The operations of SCF are included in our operating results from October 31, 2024, and added revenue of $2.6 million, non-interest expense of $1.5 million, and net income of $943,000, before taxes, for the year ended December 31, 2024. SCF’s results of operations prior to the acquisition are not included in our operating results. Additionally, deal-related costs of $1.1 million for the year ended December 31, 2024 have been incurred and expensed in connection with the acquisition of Sallyport and recognized within professional and outside services expense on the Consolidated Statements of Income.
The following table presents unaudited pro forma results of operations for the years ended December 31, 2024 and 2023 as if the acquisition of SCF had occurred on January 1, 2023. The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2023, primarily due to the Company's lower cost of funding as compared to SCF.

(In Thousands, except per share data)	December 31, 2024
	(Unaudited)
	Company	SCF[1]	Pro Forma Adjustments[2]	Pro Forma Combined
Net interest and other income	$155,224	$12,900		$168,124
Net income	36,971	4,224	(1,201)	39,994
Earnings Per Share, Basic	$6.72			$7.27
Earnings Per Share, Diluted	$6.62			$7.16
Weighted Average Shares Outstanding, Basic	5,502,797			5,502,797
Weighted Average Shares Outstanding, Diluted	5,583,983			5,583,983

	December 31, 2023
	(Unaudited)
Net interest and other income	$129,631	$15,399		$145,030
Net income	25,394	7,258	(2,063)	30,589
Earnings Per Share, Basic	$4.53			$5.46
Earnings Per Share, Diluted	$4.49			$5.40
Weighted Average Shares Outstanding, Basic	5,601,471			5,601,471
Weighted Average Shares Outstanding, Diluted	5,661,460			5,661,460
1SCF represents results from January 1 to October 31 for 2024 and represents results from January 1 to December 31, for 2023.
2Proforma adjustments include a provision for income taxes using the Company's statutory rate.

NOTE 3 – Cash and Due from Banks
    The Company is required to maintain a $100,000 and $30,000 balance with a correspondent bank to collateralize the initial margin and the fair value exposure of one of its interest rate swaps, respectively, at December 31, 2024 and 2023.

NOTE 4 - Interest Bearing Deposits in Other Banks
    All interest bearing deposits in other banks have a maturity of one year or less.  Balances at December 31 for the respective years are as follows:

(In Thousands)	2024	2023
Interest bearing deposits at Federal Reserve Bank	$20,364	$90,922
Interest bearing deposits at FHLB	141	21
Other interest bearing deposits at other institutions	130	130
Total	$20,635	$91,073

NOTE 5 - Investment Securities
Marketable Equity Securities
The Company held marketable equity securities with fair values of $8.7 million and $13.2 million at December 31, 2024 and 2023, respectively. The gross realized and unrealized gains (losses) recognized on marketable equity securities in other operating income in the Company's Consolidated Statements of Income for the periods indicated were as follows:

(In Thousands)	2024	2023	2022
Unrealized gain (loss) on marketable equity securities	$465	$120	($1,119)
Gain on sale of marketable equity securities, net	112	—	—
Total	$577	$120	($1,119)
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

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2024
Securities available for sale
U.S. Treasury and government sponsored entities	$444,370	$294	($11,733)	$—	$432,931
Corporate bonds	9,009	9	(223)	—	8,795
Collateralized loan obligations	36,827	66	(2)	—	36,891
Total securities available for sale	$490,206	$369	($11,958)	$—	$478,617
December 31, 2023
Securities available for sale
U.S. Treasury and government sponsored entities	$587,639	$451	($23,965)	$—	$564,125
Municipal securities	820	—	(4)	—	816
Corporate bonds	14,014	28	(418)	—	13,624
Collateralized loan obligations	59,795	12	(436)	—	59,371
Total securities available for sale	$662,268	$491	($24,823)	$—	$637,936

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Securities held to maturity
Corporate bonds	$36,750	$175	($1,175)	$35,750
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$36,750	$175	($1,175)	$35,750
December 31, 2023
Securities held to maturity
Corporate bonds	$36,750	$—	($3,337)	$33,413
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$36,750	$—	($3,337)	$33,413

    Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2024 and 2023, were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2024
Securities Available for Sale
U.S. Treasury and government sponsored entities	$44,262	($422)	$358,446	($11,311)	$402,708	($11,733)
Corporate bonds	—	—	4,786	(223)	4,786	(223)
Collateralized loan obligations	—	—	4,993	(2)	4,993	(2)
Total	$44,262	($422)	$368,225	($11,536)	$412,487	($11,958)
2023
Securities Available for Sale
U.S. Treasury and government sponsored entities	$9,997	($3)	$528,574	($23,962)	$538,571	($23,965)
Municipal securities	—	—	816	(4)	816	(4)
Corporate bonds	—	—	6,599	(418)	6,599	(418)
Collateralized loan obligations	3,909	(91)	43,149	(345)	47,058	(436)
Total	$13,906	($94)	$579,138	($24,729)	$593,044	($24,823)

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

At December 31, 2024 and 2023, there were four and two available for sale securities in an unrealized loss position without an ACL, respectively, that have been in a loss position for less than twelve months. There were 40 and 72 available for sale securities without an ACL with unrealized losses at December 31, 2024 and 2023, respectively, that have been at a loss position for more than twelve months. At both December 31, 2024 and 2023, there were zero held to maturity securities in an unrealized loss position without an ACL that have been in a loss position for less than twelve months. At December 31, 2024 and 2023, there were three and five held to maturity securities in an unrealized loss position without an ACL, respectively, that have been in a loss position for more than twelve months. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2024, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company's Consolidated Statements of Income.

    At December 31, 2024 and 2023, $177.4 million and $180.1 million in securities were pledged for deposits and borrowings, respectively.

    The amortized cost and fair values of available for sale and held to maturity debt securities at December 31, 2024, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. Treasury and government sponsored entities
Within 1 year	$130,776	$129,175	1.81%
1-5 years	313,594	303,756	2.22%
Total	$444,370	$432,931	2.10%
Corporate bonds
Within 1 year	$3,999	$4,008	5.91%
1-5 years	15,010	14,764	4.16%
5-10 years	26,750	25,773	5.01%
Total	$45,759	$44,545	4.81%
Collateralized loan obligations
5-10 years	$22,827	$22,859	6.26%
Over 10 years	14,000	14,032	6.38%
Total	$36,827	$36,891	6.30%

    The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the years ending December 31, 2024, 2023, and 2022, respectively, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
2024
Available for sale securities	$—	$—	$—
2023
Available for sale securities	$—	$—	$—
2022
Available for sale securities	$—	$—	$—

    A summary of interest income for the years ending December 31, 2024, 2023, and 2022 on available for investment securities is as follows:

(In Thousands)	2024	2023	2022
U.S. Treasury and government sponsored entities	$9,810	$11,074	$7,030
Other	3,943	4,741	2,631
Total taxable interest income	$13,753	$15,815	$9,661
Municipal securities	$3	$18	$18
Total tax-exempt interest income	$3	$18	$18
Total	$13,756	$15,833	$9,679

NOTE 6 - Loans and Allowance for Credit Losses
Loans Held for Sale
Loans held for sale are comprised entirely of 1-4 family residential mortgage loans as of December 31, 2024 and 2023.
Loans Held for Investment
The following table presents amortized cost and unpaid principal balance of loans for the periods indicated:

	December 31, 2024			December 31, 2023
(In Thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial & industrial loans	$437,922	$440,163	($2,241)	$411,387	$413,293	($1,906)
Commercial real estate:
Owner occupied properties	418,092	420,060	(1,968)	366,741	368,357	(1,616)
Non-owner occupied and multifamily properties	615,662	619,431	(3,769)	515,528	519,115	(3,587)
Residential real estate:
1-4 family residential properties secured by first liens	270,966	270,535	431	203,738	203,534	204
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	49,160	48,857	303	33,996	33,783	213
1-4 family residential construction loans	39,516	39,789	(273)	30,976	31,239	(263)
Other construction, land development and raw land loans	212,561	214,068	(1,507)	148,373	149,788	(1,415)
Obligations of states and political subdivisions in the US	29,471	29,468	3	30,407	30,409	(2)
Agricultural production, including commercial fishing	45,840	46,069	(229)	41,007	41,237	(230)
Consumer loans	7,638	7,562	76	6,241	6,180	61
Other loans	2,435	2,448	(13)	1,103	1,118	(15)
Total	2,129,263	2,138,450	(9,187)	1,789,497	1,798,053	(8,556)
Allowance for credit losses	(22,020)			(17,270)
	$2,107,243	$2,138,450	($9,187)	$1,772,227	$1,798,053	($8,556)
The difference between the amortized cost and unpaid principal balance is primarily net deferred origination fees totaling $9.2 million at December 31, 2024 and $8.6 million at December 31, 2023.

Allowance for Credit Losses
The activity in the ACL related to loans held for investment for the periods indicated is as follows:

	Beginning Balance	Impact of SCF acquisition	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2024
Commercial & industrial loans	$3,438	1,260	$890	($149)	$361	$5,800
Commercial real estate:
Owner occupied properties	2,867	—	77	—	—	2,944
Non-owner occupied and multifamily properties	3,294	—	673	—	—	3,967
Residential real estate:
1-4 family residential properties secured by first liens	3,470	—	894	—	—	4,364
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	551	—	202	—	22	775
1-4 family residential construction loans	191	—	39	—	—	230
Other construction, land development and raw land loans	3,127	—	462	—	—	3,589
Obligations of states and political subdivisions in the US	80	—	26	—	—	106
Agricultural production, including commercial fishing	168	—	20	(25)	6	169
Consumer loans	81	—	(9)	(15)	14	71
Other loans	3	—	2	—	—	5
Total	$17,270	$1,260	$3,276	($189)	$403	$22,020

	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2023
Commercial & industrial loans	$2,914	$415	($337)	$446	$3,438
Commercial real estate:
Owner occupied properties	3,094	(227)	—	—	2,867
Non-owner occupied and multifamily properties	3,615	(321)	—	—	3,294
Residential real estate:
1-4 family residential properties secured by first liens	1,413	2,129	(72)	—	3,470
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	389	139	—	23	551
1-4 family residential construction loans	312	(121)	—	—	191
Other construction, land development and raw land loans	1,803	1,324	—	—	3,127
Obligations of states and political subdivisions in the US	79	1	—	—	80
Agricultural production, including commercial fishing	145	23	—	—	168
Consumer loans	68	35	(26)	4	81
Other loans	6	(3)	—	—	3
Total	$13,838	$3,394	($435)	$473	$17,270

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

December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$112,361	$70,871	$120,377	$37,628	$10,581	$40,288	$392,106
Classified	201	3,386	16,888	14,973	5,759	4,609	45,816
Total commercial & industrial loans	$112,562	$74,257	$137,265	$52,601	$16,340	$44,897	$437,922

Commercial real estate:
Owner occupied properties
Pass	$68,074	$48,655	$74,611	$64,234	$74,662	$74,987	$405,223
Classified	—	—	492	—	348	12,029	12,869
Total commercial real estate owner occupied properties	$68,074	$48,655	$75,103	$64,234	$75,010	$87,016	$418,092

Non-owner occupied and multifamily properties
Pass	$114,879	$70,806	$104,924	$73,008	$65,592	$175,349	$604,558
Classified	—	—	1,166	30	—	9,908	11,104
Total commercial real estate non-owner occupied and multifamily properties	$114,879	$70,806	$106,090	$73,038	$65,592	$185,257	$615,662

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$103,919	$108,642	$43,562	$3,279	$4,228	$6,978	$270,608

Classified	—	205	—	—	—	153	358
Total residential real estate 1-4 family residential properties secured by first liens	$103,919	$108,847	$43,562	$3,279	$4,228	$7,131	$270,966

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$18,946	$13,553	$5,116	$2,695	$2,097	$6,083	$48,490
Classified	—	372	—	—	—	298	670
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$18,946	$13,925	$5,116	$2,695	$2,097	$6,381	$49,160

1-4 family residential construction loans
Pass	$25,458	$4,118	$2,353	$—	$—	$7,587	$39,516
Classified	—	—	—	—	—	—	—
Total residential real estate 1-4 family residential construction loans	$25,458	$4,118	$2,353	$—	$—	$7,587	$39,516

Other construction, land development and raw land loans
Pass	$63,430	$60,693	$51,809	$25,836	$1,236	$7,942	$210,946
Classified	—	—	—	—	—	1,615	1,615
Total other construction, land development and raw land loans	$63,430	$60,693	$51,809	$25,836	$1,236	$9,557	$212,561

Obligations of states and political subdivisions in the US
Pass	$—	$—	$29,471	$—	$—	$—	$29,471
Classified	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$—	$—	$29,471	$—	$—	$—	$29,471

Agricultural production, including commercial fishing
Pass	$8,097	$8,776	$8,380	$15,847	$3,109	$1,631	$45,840
Classified	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$8,097	$8,776	$8,380	$15,847	$3,109	$1,631	$45,840

Consumer loans
Pass	$3,346	$2,377	$717	$75	$252	$820	$7,587
Classified	—	45	5	—	—	1	51
Total consumer loans	$3,346	$2,422	$722	$75	$252	$821	$7,638

Other loans
Pass	$—	$345	$122	$285	$1,683	$—	$2,435
Classified	—	—	—	—	—	—	—
Total other loans	$—	$345	$122	$285	$1,683	$—	$2,435

Total loans
Pass	$518,510	$388,836	$441,442	$222,887	$163,440	$321,665	$2,056,780
Classified	201	4,008	18,551	15,003	6,107	28,613	72,483
Total loans	$518,711	$392,844	$459,993	$237,890	$169,547	$350,278	$2,129,263

Total pass loans	$518,510	$388,836	$441,442	$222,887	$163,440	$321,665	$2,056,780
Government guarantees	(35,244)	(12,421)	(7,727)	(13,785)	(1,591)	(17,276)	(88,044)
Total pass loans, net of government guarantees	$483,266	$376,415	$433,715	$209,102	$161,849	$304,389	$1,968,736

Total classified loans	$201	$4,008	$18,551	$15,003	$6,107	$28,613	$72,483
Government guarantees	—	(1,640)	(14,816)	(13,476)	(5,183)	(7,963)	(43,078)
Total classified loans, net government guarantees	$201	$2,368	$3,735	$1,527	$924	$20,650	$29,405

December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$97,377	$123,874	$58,708	$24,177	$13,990	$44,674	$362,800
Classified	3,319	18,790	16,964	7,032	56	2,426	48,587

Total commercial & industrial loans	$100,696	$142,664	$75,672	$31,209	$14,046	$47,100	$411,387

Commercial real estate:
Owner occupied properties
Pass	$40,745	$70,925	$69,316	$82,339	$28,588	$71,930	$363,843
Classified	—	—	—	1,115	—	1,783	2,898
Total commercial real estate owner occupied properties	$40,745	$70,925	$69,316	$83,454	$28,588	$73,713	$366,741

Non-owner occupied and multifamily properties
Pass	$59,990	$96,532	$83,277	$67,037	$56,192	$143,619	$506,647
Classified	—	—	—	—	—	8,881	8,881
Total commercial real estate non-owner occupied and multifamily properties	$59,990	$96,532	$83,277	$67,037	$56,192	$152,500	$515,528

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$139,829	$47,775	$4,119	$4,070	$2,240	$5,388	$203,421
Classified	224	—	—	—	—	93	317
Total residential real estate 1-4 family residential properties secured by first liens	$140,053	$47,775	$4,119	$4,070	$2,240	$5,481	$203,738

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$16,145	$5,417	$3,331	$1,906	$2,277	$4,581	$33,657
Classified	—	—	—	—	—	339	339
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$16,145	$5,417	$3,331	$1,906	$2,277	$4,920	$33,996

1-4 family residential construction loans
Pass	$16,845	$4,469	$—	$—	$—	$9,553	$30,867
Classified	—	—	—	—	—	109	109
Total residential real estate 1-4 family residential construction loans	$16,845	$4,469	$—	$—	$—	$9,662	$30,976

Other construction, land development and raw land loans
Pass	$42,615	$58,714	$32,780	$1,982	$1,454	$7,896	$145,441
Classified	—	1,175	—	—	—	1,757	2,932
Total other construction, land development and raw land loans	$42,615	$59,889	$32,780	$1,982	$1,454	$9,653	$148,373

Obligations of states and political subdivisions in the US
Pass	$—	$30,317	$—	$—	$—	$90	$30,407
Classified	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$—	$30,317	$—	$—	$—	$90	$30,407

Agricultural production, including commercial fishing
Pass	$8,643	$9,649	$17,061	$3,465	$524	$1,665	$41,007
Classified	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$8,643	$9,649	$17,061	$3,465	$524	$1,665	$41,007

Consumer loans
Pass	$3,396	$983	$209	$368	$258	$1,026	$6,240
Classified	1	—	—	—	—	—	1
Total consumer loans	$3,397	$983	$209	$368	$258	$1,026	$6,241

Other loans
Pass	$160	$77	$135	$592	$138	$1	$1,103
Classified	—	—	—	—	—	—	—
Total other loans	$160	$77	$135	$592	$138	$1	$1,103

Total loans
Pass	$425,745	$448,732	$268,936	$185,936	$105,661	$290,423	$1,725,433
Classified	3,544	19,965	16,964	8,147	56	15,388	64,064
Total loans	$429,289	$468,697	$285,900	$194,083	$105,717	$305,811	$1,789,497

Total pass loans	$425,745	$448,732	$268,936	$185,936	$105,661	$290,423	$1,725,433
Government guarantees	(2,792)	(8,409)	(19,305)	(2,295)	(12,133)	(7,696)	(52,630)
Total pass loans, net of government guarantees	$422,953	$440,323	$249,631	$183,641	$93,528	$282,727	$1,672,803

Total classified loans	$3,544	$19,965	$16,964	$8,147	$56	$15,388	$64,064
Government guarantees	—	(16,805)	(15,268)	(7,043)	—	(11,311)	(50,427)
Total classified loans, net government guarantees	$3,544	$3,160	$1,696	$1,104	$56	$4,077	$13,637

Past Due Loans

The following tables present an aging of contractually past due loans as of the periods indicated:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due Still Accruing
December 31, 2024
Commercial & industrial loans	$718	$—	$1,558	$2,276	$435,646	$437,922	$—
Commercial real estate:
Owner occupied properties	—	492	224	716	417,376	418,092	—
Non-owner occupied and multifamily properties	—	—	—	—	615,662	615,662	—
Residential real estate:
1-4 family residential properties secured by first liens	712	323	205	1,240	269,726	270,966	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	—	466	466	48,694	49,160	17
1-4 family residential construction loans	—	—	94	94	39,422	39,516	—
Other construction, land development and raw land loans	—	—	1,432	1,432	211,129	212,561	—
Obligations of states and political subdivisions in the US	—	—	—	—	29,471	29,471	—
Agricultural production, including commercial fishing	—	—	—	—	45,840	45,840	—
Consumer loans	—	—	—	—	7,638	7,638	—
Other loans	—	—	—	—	2,435	2,435	—
Total	$1,430	$815	$3,979	$6,224	$2,123,039	$2,129,263	$17
December 31, 2023
Commercial & industrial loans	$326	$148	$1,253	$1,727	$409,660	$411,387	$—
Commercial real estate:
Owner occupied properties	—	—	260	260	366,481	366,741	—
Non-owner occupied and multifamily properties	—	—	—	—	515,528	515,528	—
Residential real estate:
1-4 family residential properties secured by first liens	458	—	224	682	203,056	203,738	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	53	—	155	208	33,788	33,996	—
1-4 family residential construction loans	—	—	109	109	30,867	30,976	—
Other construction, land development and raw land loans	—	—	1,545	1,545	146,828	148,373	—
Obligations of states and political subdivisions in the US	—	—	—	—	30,407	30,407	—
Agricultural production, including commercial fishing	—	—	—	—	41,007	41,007	—
Consumer loans	18	1	—	19	6,222	6,241	—
Other loans	—	—	—	—	1,103	1,103	—
Total	$855	$149	$3,546	$4,550	$1,784,947	$1,789,497	$—

Nonaccrual Loans
    Nonaccrual loans net of government guarantees totaled $7.5 million and $5.0 million at December 31, 2024 and December 31, 2023, respectively. The following table presents loans on nonaccrual status and loans on nonaccrual status for which there was no related ACL for the periods presented:

	December 31, 2024		December 31, 2023
(In Thousands)	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL

Commercial & industrial loans	$4,983	$4,760	$3,655	$3,651
Commercial real estate:
Owner occupied properties	224	224	271	260
Residential real estate:
1-4 family residential properties secured by first liens	233	—	270	224
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	550	466	219	176
1-4 family residential construction loans	94	94	109	109
Other construction, land development and raw land loans	1,432	1,432	1,545	1,545
Total nonaccrual loans	7,516	6,976	6,069	5,965
Government guarantees on nonaccrual loans	—	—	(1,067)	(1,067)
Net nonaccrual loans	$7,516	$6,976	$5,002	$4,898

Interest income which would have been recognized on nonaccrual loans for 2024, 2023, and 2022 amounted to $371,000, $499,000, and $434,000, respectively.

There was zero and $8,000 in interest on nonaccrual loans reversed through interest income in 2024 and 2023, respectively. There was no interest recognized on nonaccrual loans with a principal balance during 2024 or 2023. However, the Company recognized interest income of $241,000, $656,000, and $2.2 million in 2024, 2023, and 2022, respectively, related to interest collected on nonaccrual loans whose principal has been paid down to zero.

Loans are classified as collateral dependent when it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due, and repayment is expected to be provided substantially through the sale of the collateral. As of December 31, 2024 and 2023, there are no collateral dependent loans for which foreclosure is probable.
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

The following tables show the amortized cost basis of the loans that were both experiencing financial difficulty and modified as of the dates indicated, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Twelve Months Ended December 31, 2024
	Term Modification	Payment Modification	Term and payment modifications	Total Modifications	Percentage of Class of Financing Receivable
(In Thousands)
Commercial & industrial loans	$4,671	$—	$404	$5,075	1.16%
Residential real estate:
1-4 family residential properties secured by first liens	—	372	—	372	0.14%
Total	$4,671	$372	$404	$5,447	0.26%

	Twelve Months Ended December 31, 2023
	Term Modification	Payment Modification	Term and payment modifications	Total Modifications	Percentage of Class of Financing Receivable
(In Thousands)
Commercial & industrial loans	$956	$1,985	$—	$2,941	0.71%
Commercial real estate:
Owner occupied properties	—	—	260	260	0.07%
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	115	—	—	115	0.34%
1-4 family residential construction loans	109	—	—	109	0.35%
Other construction, land development and raw land loans	968	—	577	1,545	1.04%
Total	$2,148	$1,985	$837	$4,970	0.28%

The Company has no outstanding commitments to the borrowers included in the previous table.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the years indicated:

	Twelve Months Ended December 31, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (months)
(In Thousands)
Commercial & industrial loans	$—	8%	10

	Twelve Months Ended December 31, 2023
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

The Company monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the payment performance of such loans as of the dates indicated that were modified in the last twelve months:

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
(In Thousands)
Commercial real estate:
Owner occupied properties	$—	$—	$224	$224
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	—	466	466
Other construction, land development and raw land loans	—	—	1,527	1,527
Total	$—	$—	$2,217	$2,217

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
(In Thousands)
Commercial & industrial loans	$—	$—	$956	$956
Commercial real estate:
Owner occupied properties	—	—	260	260
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	—	115	115
1-4 family residential construction loans	—	—	109	109
Other construction, land development and raw land loans	—	—	1,545	1,545
Total	$—	$—	$2,985	$2,985

The following table presents the amortized cost basis of loans that had a payment default during 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty:

	December 31, 2024
	Term modification	Term and payment modification
(In Thousands)
Commercial & industrial loans	$—	$97
Commercial real estate:
Owner occupied properties	—	224
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens		—
1-4 family residential construction loans	—	—
Other construction, land development and raw land loans	665	—
Total	$665	$321

	December 31, 2023
	Term modification	Term and payment modification
(In Thousands)
Commercial & industrial loans	$956	$—
Commercial real estate:
Owner occupied properties	—	260
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	115	—
1-4 family residential construction loans	109	—
Other construction, land development and raw land loans	968	577
Total	$2,148	$837

Loans to Related Parties
    Certain directors, and companies of which directors are principal owners, and executive officers have loans with the Company. Such transactions are made on substantially the same terms, including interest rates and collateral required, as those prevailing for similar transactions of unrelated parties.  An analysis of the loan transactions for the years indicated follows:

(In Thousands)	2024	2023	2022
Balance, beginning of the year	$2,395	$1,996	$191
Loans made	398	521	1,886
Repayments	55	122	81
Loans removed due to Board member retirement	1,846	—	—
Balance, end of year	$892	$2,395	$1,996

    The Company had $120,000 of unfunded loan commitments to these directors or their related interests on both December 31, 2024 and December 31, 2023.
Pledged Loans
    At December 31, 2024, there were $666.7 million loans pledged as collateral to secure public deposits or available borrowing lines. At December 31, 2023, no loans were pledged as collateral to secure available borrowing lines and there were no loans pledged as collateral to secure public deposits.

NOTE 7 - Purchased Receivables
    Purchased receivables are carried at their principal amount outstanding, net of an ACL, and have a maturity of less than one year. Income on purchased receivables is accrued and recognized on the balance outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal. There were four nonperforming purchased receivables with a balance of $3.8 million as of December 31, 2024 for which management is not accruing income and one nonperforming purchased receivable with a balance of $808,000 as of December 31, 2023. The $3.6 million ACL at December 31, 2024 is associated with the $3.8 million nonperforming and past due purchased receivable balances. There are no purchased receivables past due at December 31, 2023, and there was no ACL associated with purchased receivables as of December 31, 2023.
    The following table summarizes the components of net purchased receivables at December 31, for the years indicated:

(In Thousands)	2024	2023
Purchased receivables	$77,727	$36,842
Allowance for credit losses - purchased receivables	(3,649)	—
Total	$74,078	$36,842

    The following table sets forth information regarding changes in the ACL on purchased receivables for the periods indicated:

(In Thousands)	2024	2023	2022
Balance at beginning of year	$—	$—	$—
Impact of acquisition of Sallyport Commercial Finance, LLC	3,524	—	—
Charge-offs	—	—	—
Recoveries	—	—	—
Charge-offs net of recoveries	—	—	—
Provision for purchased receivables	125	—	—
Balance at end of year	$3,649	$—	$—

NOTE 8 - Servicing Rights
Mortgage servicing rights
    The following table details the activity in the Company's MSR for the year indicated:

(In Thousands)	2024	2023	2022

Balance, beginning of period	$19,564	$18,635	$13,724
Purchased MSRs	2,328	—	—
Additions for new MSR capitalized	4,748	3,616	4,623
Changes in fair value:
Due to changes in model inputs of assumptions (1)	1,334	(922)	1,615
Other (2)	(1,535)	(1,765)	(1,327)
Carrying value, December 31	$26,439	$19,564	$18,635

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2) Represents changes due to collection/realization of expected cash flows over time.

    The following table details information related to our serviced mortgage loan portfolio as of the dates indicated:

(In Thousands)	December 31, 2024	December 31, 2023

Balance of mortgage loans serviced for others	$1,460,720	$1,044,516
Weighted average rate of note	4.46%	4.03%
MSR as a percentage of serviced loans	1.81%	1.87%

    The Company recognized servicing fees of $4.4 million, $3.8 million, and $3.3 million during 2024, 2023, and 2022, respectively, which includes contractually specified servicing fees and ancillary fees which are included in "Mortgage banking income" as a component of other noninterest income in the Company's Consolidated Statements of Income.

    The following table outlines the weighted average key assumptions used in measuring the fair value of MSRs and the sensitivity of the current fair value of MSRs to immediate adverse changes in those assumptions as of the dates indicated. See Note 25 for additional information on key assumptions for MSRs.

(In Thousands)	December 31, 2024	December 31, 2023

Fair value of MSRs	$26,439	$19,564
Expected weighted-average life (in years)	9.51	10.23

Key assumptions:
Constant prepayment rate[1]	9.09%	8.48%
Impact on fair value from 10% adverse change	($935)	($1,754)
Impact on fair value from 25% adverse change	($2,222)	($2,552)
Discount rate	10.99%	10.98%
Impact on fair value from 100 basis point increase	($1,592)	($811)
Impact on fair value from 200 basis point increase	($2,544)	($1,560)
Cost to service assumptions ($ per loan)	$81	$82
Impact on fair value from 10% adverse change	($235)	($160)
Impact on fair value from 25% adverse change	($588)	($401)
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

Commercial servicing rights
    CSRs have a carrying value of $2.2 million at both December 31, 2024 and 2023, and total commercial loans serviced for others were $279.7 million and $282.2 million at December 31, 2024 and 2023, respectively. Key assumptions used in measuring the fair value of CSRs as of December 31, 2024 and 2023 include an average conditional prepayment rate of 11.38% and 11.76% and a discount rate of 12.00% and 9.50%, respectively.

NOTE 9 - Other Real Estate Owned
    At December 31, 2024 and 2023, the Company held zero assets, respectively, as OREO.  The following table details net operating (income) expense related to OREO for the years indicated:

	Years Ended December 31,
(In Thousands)	2024	2023	2022
OREO (income) expense, net rental income and gains on sale:
OREO operating expense	$7	$16	$634
Impairment on OREO	—	123	—
Rental income on OREO	—	(4)	(548)
(Gains)/ losses on sale of OREO	(392)	(929)	414
Total	($385)	($794)	$500

NOTE 10 - Premises and Equipment
    The following summarizes the components of premises and equipment at December 31 for the years indicated:

(In Thousands)	Useful Life	2024	2023
Land		$4,560	$5,376
Furniture and equipment	3-7 years	20,062	19,088
Tenant improvements	2-15 years	12,531	11,300
Buildings	39 years	39,381	41,054
Total Premises and Equipment		76,534	76,818
Accumulated depreciation and amortization		(38,777)	(36,125)
Total Premises and Equipment, Net		$37,757	$40,693

    Depreciation and amortization expense was $3.6 million, $3.3 million, and $3.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.

NOTE 11 – Leases
    The Company's lease commitments consist primarily of agreements to lease land and office facilities that it occupies to operate several of its retail locations that are classified as operating leases and are recognized on the balance sheet as right-of-use (“ROU”) asset and lease liabilities. As of December 31, 2024, the Company has operating lease ROU assets of $7.5 million and operating lease liabilities of $7.5 million. As of December 31, 2023, the Company has operating lease ROU assets of $9.1 million and operating lease liabilities of $9.1 million. The Company does not have any agreements that are classified as finance leases.

    The following table presents additional information about the Company's operating leases:

(In Thousands)	2024	2023
Lease Cost
Operating lease cost(1)	$2,975	$2,818
Short term lease cost(1)	141	143
Total lease cost	$3,116	$2,961

Other information
Operating leases - operating cash flows	$2,779	$2,628
Weighted average lease term - operating leases, in years	11.57	10.41
Weighted average discount rate - operating leases	3.65%	3.55%
(1)Expenses are classified within occupancy expense on the Consolidated Statements of Income.

    The table below reconciles the remaining undiscounted cash flows for the next five years for each twelve-month period presented and the total of the subsequent remaining years to the operating lease liabilities recorded on the balance sheet:

(In Thousands)	Operating Leases
2025	$2,521
2026	1,328
2027	855
2028	554
2029	374
Thereafter	3,708
Total minimum lease payments	$9,340
Less: amount of lease payment representing interest	(1,853)
Present value of future minimum lease payments	$7,487

NOTE 12 - Goodwill and Intangible Assets
    A summary of goodwill and intangible assets at December 31, 2024 and 2023, is as follows:

(In Thousands)	2024	2023
Intangible assets:
Goodwill	$50,018	$15,017
Trade name intangible	950	950
Total	$50,968	$15,967

NOTE 13 - Other Assets
    A summary of other assets as of December 31, 2024 and 2023, is as follows:

(In Thousands)	2024	2023
Other assets:
Investment in Low Income Housing Partnerships	$24,266	$27,992
Due from Federal Home Loan Bank of Des Moines	14,600	—
Interest rate swaps not designated as hedging instruments, at fair value	13,011	10,470
Accrued interest receivable	11,502	11,958
Bank owned life insurance, net	3,926	3,837
Prepaid expenses	2,644	2,627
Commercial servicing rights, at fair value	2,194	2,200
Deferred taxes, net	2,177	5,764
Taxes receivable	1,984	1,726
Equity method investments	1,159	1,260
Software	744	740
Interest rate lock commitments	465	342
Other assets	7,147	2,873
Total	$85,819	$71,789
Low Income Housing Partnerships: The following table shows the Company's commitments to invest in various LIHTC partnerships. The Company earns a return on its investments in the form of tax credits and deductions that flow through to it as a limited partner in these partnerships.  The Company recognized amortization expense of $3.7 million, $3.6 million, and $3.4 million in 2024, 2023, and 2022, respectively.  The Company expects to fund its remaining $12.3 million in commitments on these investments through 2038.

(In Thousands)	Date of original commitment	Years over which tax benefits are earned	Original commitment amount	Less: life to date contributions	Remaining commitment amount
USA 57	December 2006	15	3,000	(3,000)	—
WNC	December 2012	16	2,500	(2,500)	—
R4 - Coronado	March 2013	17	10,729	(10,654)	75
R4 - MVV	May 2014	17	8,528	(8,388)	140
R4 - PJ33	June 2016	17	6,835	(6,677)	158
R4 - Coronado II	July 2019	17	7,302	(7,047)	255
R4 - Duke Apartments	November 2019	17	3,985	(3,843)	142
R4 - Aspen House	July 2023	17	8,534	(2,203)	6,331
R4 - Old Mat II	July 2023	17	5,739	(540)	5,199
Total			$57,152	($44,852)	$12,300

NOTE 14 - Deposits
Deposits: At December 31, 2024, the scheduled maturities of certificates of deposit are as follows:

(In Thousands)
2025	$369,651
2026	36,353
2027	9,769
2028	200
2029	830
Thereafter	1,567
Total	$418,370

    The Company offers IntraFi® Network DepositsSM as a member of IntraFi® NetworkSM (Network). When a Network member places a deposit using IntraFi Network Deposits, that certificate of deposit or deposit account is divided into amounts under the standard FDIC insurance maximum ($250,000) and is allocated among member banks, making the large deposit eligible for FDIC insurance. In addition to customer deposit placement, the IntraFi Network Deposits also allows placement of the Bank's own investment dollars. The Company had $49.2 million in IntraFi Network Deposits certificates of deposits and $461.1 million in IntraFi Network Deposits in deposit accounts at December 31, 2024 and $48.1 million in IntraFi Network Deposits certificates of deposits and $333.1 million in IntraFi Network Deposits in deposit accounts at December 31, 2023.

    At December 31, 2024 and 2023, the Company held $2.9 million and $3.9 million, respectively, in deposits for related parties, including directors, executive officers, and their affiliates.
At December 31, 2024 and 2023, the Company reclassified $547,000 and $259,000, respectively, in overdrafts from deposits to loans.

NOTE 15 - Borrowings
    The Company has a maximum line of credit with the FHLB approximating 45% of eligible assets, however the Company is subject to provisions under Alaska state law, which generally limit the amount of the Bank's outstanding debt to 35% of total assets or $1.06 billion at December 31, 2024 and $975.9 million at December 31, 2023. FHLB advances are subject to collateral criteria that require the Company to pledge assets under a blanket pledge arrangement as collateral for its borrowings from the FHLB. Based on assets currently pledged and advances currently outstanding at December 31, 2024, the Company's available borrowing line is $331.1 million, representing approximately 11% of total assets. Additional advances of up to 45% of eligible assets, or $1.36 billion, are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets. The Company has outstanding FHLB advances of $13.2 million and $13.7 million as of December 31, 2024 and 2023, respectively, which were originated to match fund low income housing projects that qualify for long-term fixed interest rates. These advances have original terms of either 18 or 20 years with 30 year amortization periods and fixed interest rates ranging from 1.23% to 3.25%. Additionally, the Company has a short-term $9.8 million advance from the FHLB outstanding as of December 31, 2024 at an interest rate of 4.62% which resets daily.
    The Federal Reserve Bank is holding $70 million of securities as collateral to secure available borrowing lines through the discount window of $68.5 million at December 31, 2024.  There were no discount window advances outstanding at December 31, 2024 and 2023.  The Company paid less than $1,000 in interest in 2024 and 2023 on this agreement.
    Securities sold under agreements to repurchase were zero for both December 31, 2024 and 2023.

    The future principal payments that are required on the Company’s borrowings as of December 31, 2024, are as follows:

(In Thousands)
2025	$10,241
2026	453
2027	462
2028	474
2029	485
Thereafter	10,930
Total	$23,045

    The Company recognized interest expense of $1.0 million, $1.8 million, and $339,000 on borrowings and securities sold under repurchase agreements in 2024, 2023, and 2022, respectively. The average interest rates paid on long-term debt in the same periods was 3.13%, 2.93%, and 2.92%, respectively.

NOTE 16 - Junior Subordinated Debentures
    In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.  All of the common securities of Trust 2 are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company. Trust 2 is not consolidated in the Company’s financial statements in accordance with GAAP; therefore, the Company has recorded its investment in Trust 2 as an other asset and the subordinated debentures as a liability. The debentures, which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day CME SOFR plus tenor spread adjustment 0.26% plus 1.37% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security as of December 31, 2024.  The debentures accrued and paid distributions quarterly at a variable rate of 90-day LIBOR plus 1.37% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security through the cessation of LIBOR in 2023. The interest rate on these debentures was 5.99% at December 31, 2024 compared to 7.02% at December 31, 2023. The interest cost to the Company on these debentures was $717,000, $693,000, and $326,000 in 2024, 2023, and 2022, respectively. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2.  The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

NOTE 17 – Accumulated Other Comprehensive Income (Loss)
    The following table shows changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2024, 2023, and 2022:

(In Thousands)	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivatives and hedging	Total

Balance at December 31, 2021	($2,723)	($683)	($3,406)
Other comprehensive income (loss), net of tax expense of $10,199	(27,399)	1,724	(25,675)
Balance at December 31, 2022	($30,122)	$1,041	($29,081)
Other comprehensive income (loss), net of tax benefit of $(5,023)	12,707	(63)	12,644
Balance at December 31, 2023	($17,415)	$978	($16,437)
Other comprehensive income (loss), net of tax benefit of $(3,739)	9,119	294	9,413
Balance at December 31, 2024	($8,296)	$1,272	($7,024)

NOTE 18 - Employee Benefit Plans
    Employees of the Company are eligible to participate in the Company's 401(k) plan immediately upon date of hire. Employees may elect to have a portion of their salary contributed to the 401(k) plan in accordance with Section 401(k) of the Internal Revenue Code of 1986 (the “Code”). The Company provides for a mandatory $1.00 match for each $1.00 contributed by employees of the Bank up to 5.5% of the employee’s eligible salary.  The Company provides for a mandatory $1.00 match for each $1.00 contributed by employees of RML up to 3% of the employee’s eligible salary. The Bank or RML may increase the matching contribution at the discretion of the Board of Directors. The Company expensed $2.1 million, $2.0 million, and $2.1 million, in 2024, 2023, and 2022, respectively, for 401(k) contributions and included this expense in "Salaries and other personnel expense" in the Consolidated Statements of Income.
    On July 1, 1994, the Bank implemented a Supplemental Executive Retirement Plan for executive officers of the Bank whose retirement benefits under the 401(k) plan have been limited under provisions of the Code. Contributions to this plan totaled $397,000, $350,000, and $264,000, in 2024, 2023, and 2022, respectively.  These expenses are included in "Salaries and other personnel expense" in the Consolidated Statements of Income.  At December 31, 2024 and 2023, the balance of the accrued liability for this plan was included in "Other liabilities" and totaled $2.5 million and $2.4 million, respectively.
    RML has established a non-qualified deferred compensation plan ("DCP"), under which RML has agreed to make payment to certain key executives and loan officers, based on contributions made by RML to the plan. Contributions and earnings made to the participant accounts for the DCP are vested over ten years. The Company recorded expenses of $380,000, $333,000, and $516,000 in 2024, 2023, and 2022, respectively. RML's recorded obligation under the DCP amounted to $2.1 million and $1.9 million at December 31, 2024 and 2023, respectively, and was included in "Other liabilities".
    In February of 2002, the Bank implemented a non-qualified deferred compensation plan in which certain of the executive officers participate. The Bank's net liability under this plan is dependent upon market gains and losses on assets held in the plan. The Bank recognized an increase in its liability of $24,000 in 2024, a decrease in its liability of $10,000 in 2023, and a decrease in its liability of $51,000 in 2022. These changes are included in "Salaries and other personnel expense" in the Consolidated Statements of Income. At both December 31, 2024 and 2023, the balance of the accrued liability for this plan was included in "Other liabilities" and totaled $1.8 million.
    All employees of the Bank employed on the last day of the calendar year or retired during the year are eligible and will participate in the Profit Sharing Plan. The aggregate amount to be paid to employees under the Profit Sharing Plan is determined using Company-wide performance goals that are established by the Compensation Committee of the Board of Directors. If the performance goals are met for the year, profit sharing for the period is calculated based on a formula that is also approved by the Compensation Committee each year. The Compensation Committee has complete discretion to designate an employee as ineligible for profit sharing, or to adjust the amount of profit share payments by individual employee or in aggregate. Profit share expense was $5.2 million, $2.5 million, and $3.8 million for 2024, 2023, and 2022, respectively.
At December 31, 2024 and 2023, the Company had accrued $2.0 million and $1.6 million, respectively, related to employee's paid time off benefit. The balance of the accrued liability for this plan was included in "Other liabilities".
SCF employees are currently offered benefits under the Professional Employer Organization ("PEO"), TriNet. Under the PEO arrangement, SCF employees are eligible to participate in a safe harbor retirement plan that matches 100% up to 3% of compensation, and then anything over 3% compensation is matched at 50% up to 5% of eligible compensation. SCF employees are intended to align to Bank's benefits package in 2025, subject to the termination of the PEO arrangement.

NOTE 19 - Commitments and Contingencies
    Employee benefit plans: The Company is self-insured for medical, dental, and vision plan benefits provided to employees.  The Company has obtained stop-loss insurance to limit total medical claims in any one year to $250,000 per covered individual. The Company has established a liability for outstanding incurred but unreported claims. While management uses what it believes are pertinent factors in estimating the liability, it is subject to change due to claim experience, type of claims, and rising medical costs.
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
    The Company’s off-balance sheet credit risk exposure is the contractual amount of commitments to extend credit and standby letters of credit. The Company applies the same credit standards to these contracts as it uses in its lending process. The following table presents the off-balance sheet commitments as of December 31, 2024 and December 31, 2023:

(In Thousands)	2024	2023
Off-balance sheet commitments:
Commitments to extend credit	$494,633	$445,879
Commitments to originate loans held for sale	$32,299	$22,926
Standby letters of credit	$2,558	$26,794
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
    Mortgage loans sold to investors may be sold with servicing rights released, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. In the past two years, the Company has had to repurchase ten loans due to deficiencies in underwriting or loan documentation and has not realized significant losses related to these loans. Management believes that any liabilities that may result from such recourse provisions are not significant.
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
    Total unfunded commitments were $529.5 million and $495.6 million at December 31, 2024 and 2023, respectively. The Company does not expect that all of these commitments are likely to be fully drawn upon at any one time. The Company has an ACL related to these commitments and letters of credit that is recorded in "Other liabilities" on the Consolidated Balance Sheets. The ACL for unfunded commitments was $2.3 million and $2.4 million as of December 31, 2024 and 2023, respectively.
    Capital Expenditures and Commitments: At December 31, 2024, the Company has $423,000 capital commitments related to new branch construction and renovations. There were no other material changes outside of the ordinary course of business to any of our material contractual obligations during 2024.
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

NOTE 20 - Derivatives
Interest rate swaps related to community banking activities
    The Company enters into commercial loan interest rate swaps with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution (“counterparty”). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a "well-capitalized" institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $579,000 and $566,000 in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements as of December 31, 2024 and 2023, respectively.
    The Company had interest rate swaps related to commercial loans with an aggregate notional amount of $309.0 million and $218.0 million at December 31, 2024 and 2023, respectively. At December 31, 2024, the notional amount of interest rate swaps is made up of 26 variable to fixed rate swaps to commercial loan customers totaling $154.5 million, and 26 fixed to variable rate swap with a counterparty totaling $154.5 million. Changes in fair value from these 52 interest rate swaps offset each other in both 2024 and 2023. The Company recognized $540,000, $61,000, and $157,000 in fee income related to interest rate swaps in 2024 and 2023, and 2022, respectively. Interest rate swap income is recorded in other operating income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
    The Company has an interest rate swap to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Trust 2 at 3.72% through its maturity date. The floating rate that the dealer paid was equal to the three month LIBOR plus 1.37% through September 15, 2023. The floating rate that the dealer pays is now equal to the three month CME SOFR plus tenor spread adjustment 0.26% plus 1.37%, which reprices quarterly on the payment date. This rate was 5.99% as of December 31, 2024 and 7.02% as of December 31, 2023. The Company pledged $130,000 in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of December 31, 2024 and 2023, respectively. Changes in the fair value of this interest rate swap are reported in other comprehensive income. The unrealized gain, net of tax on this interest rate swap was $1.3 million as of December 31, 2024 and the unrealized gain, net of tax on this interest rate swap was $1.0 million as of December 31, 2023.
Interest rate swaps related to home mortgage lending activities
    The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as “interest rate lock commitments”. In addition, the Company hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. At December 31, 2024 and 2023, RML had commitments to originate mortgage loans held for sale totaling $32.3 million and $22.9 million, respectively. Changes in the value of RML's interest rate derivatives are recorded in mortgage banking income on the Consolidated Statements of Income. None of these home mortgage lending derivatives are designated as hedging instruments.

    The following table presents the fair value of derivatives not designated as hedging instruments as of the dates noted:

(In Thousands)	Asset Derivatives
		December 31, 2024	December 31, 2023
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$13,011	$10,470
Interest rate lock commitments	Other assets	465	342
Retail interest rate contracts	Other assets	49	—
Total		$13,525	$10,812

(In Thousands)	Liability Derivatives
		December 31, 2024	December 31, 2023
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$13,011	$10,470
Retail interest rate contracts	Other liabilities	—	13
Total		$13,011	$10,483
    The following table presents the net gains (losses) of derivatives not designated as hedging instruments as of the dates noted:

(In Thousands)	Income Statement Location	December 31, 2024	December 31, 2023

Retail interest rate contracts	Mortgage banking income	$177	$161
Interest rate lock commitments	Mortgage banking income	111	(92)
Total		$288	$69
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

    The following table summarizes the derivatives that have a right of offset as of December 31, 2024 and 2023:

December 31, 2024				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$13,011	$—	$13,011	$—	$—	$13,011
Retail interest rate contracts	49	—	49	—	—	49

Liability Derivatives
Interest rate swaps	$13,011	$—	$13,011	$—	$13,011	$—
Retail interest rate contracts	—	—	—	—	—	—

December 31, 2023				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$10,470	$—	$10,470	$—	$—	$10,470

Liability Derivatives
Interest rate swaps	$10,470	$—	$10,470	$—	$10,470	$—
Retail interest rate contracts	13	—	13	—	—	13

NOTE 21 - Common Stock
    Quarterly cash dividends were paid aggregating to $13.8 million, $13.6 million, and $10.6 million, or $2.46 per share, $2.40 per share, and $1.82 per share, in 2024, 2023, and 2022, respectively.  On January 27, 2025, the Company announced that its Board of Directors declared a $0.64 per share cash dividend payable on March 14, 2025, to shareholders of record on March 6, 2025.  Federal and State regulations place certain limitations on the payment of dividends by the Company.

NOTE 22 - Stock-Based Compensation
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
    There were no stock options granted in 2024, 2023, or 2022.
    The following table summarizes stock option activity during 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life, in Years

Outstanding at January 1, 2024	104,610	$35.06
Granted	—	—
Forfeited	(248)	42.02
Exercised	(20,970)	33.35
Outstanding at December 31, 2024	83,392	$35.47	4.18

    At December 31, 2024, 2023, and 2022, there were 83,392, 100,830, and 106,714 options exercisable, with weighted average exercise prices of $35.47, $34.80, and $33.78, respectively.
    The aggregate intrinsic value of the stock options is the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on December 31, 2024 and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on December 31, 2024.  This amount changes based on the fair value of the Company’s stock. The total intrinsic value of options outstanding and exercisable as of December 31, 2024, 2023, and 2022 was $3.5 million, $2.3 million, and $2.2 million, respectively. The total intrinsic value of options exercised for the years ended December 31, 2024, 2023, and 2022 was $628,000, $355,000, and $307,000, respectively.
    As noted above, the Company allows stock options to be exercised through cash or cashless transactions. In each of 2024, 2023, and 2022 the Company received no cash for cash stock option exercises. In 2024, 2023, and 2022 the Company net settled $699,000, $445,000, and $475,000 respectively, for cashless stock option exercises. The Company withheld $851,000, $534,000, and $559,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in 2024, 2023, and 2022, respectively.
    For the years ended December 31, 2024, 2023 and 2022, the Company recognized $33,000, $74,000, and $108,000, respectively, in stock option compensation expense.  As of December 31, 2024, there was no unrecognized compensation expense related to non-vested options.
    Restricted Stock Units:  Under the 2023 Plan, the Company grants restricted stock units to certain key employees periodically. Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period.

    The following table summarizes restricted stock unit activity during 2024:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life, in Years

Outstanding at January 1, 2024	43,028	$41.32
Granted	23,238	49.81
Dividend equivalents awarded	2,141	—
Vested	(16,851)	36.72
Forfeited	(3,257)	42.85
Outstanding at December 31, 2024	48,299	$47.30	3.22

    The total intrinsic value of restricted stock units vested for the years ended December 31, 2024, 2023, and 2022 was $1.4 million, $1.1 million, and $1.1 million, respectively.
    For the years ended December 31, 2024, 2023 and 2022, the Company recognized $670,000, $751,000, and $634,000, respectively, in restricted stock unit compensation expense.  As of December 31, 2024, there was approximately $1.4 million of total unrecognized compensation expense related to non-vested units, which is expected to be recognized over the weighted-average vesting period of 3.2 years.
Performance Stock Units:  Under the 2023 Plan, the Company grants performance stock units to certain key employees periodically. Recipients of performance stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Performance stock units cliff vest at the end of a three-year time period if the performance criteria are met.
    The following table summarizes performance stock unit activity during 2024:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life, in Years

Outstanding at January 1, 2024	9,846	$43.62
Granted	7,195	46.90
Dividend equivalents awarded	578	—
Vested	—	—
Forfeited	(1,296)	45.98
Outstanding at December 31, 2024	16,323	$44.99	1.84

    The Company recognized $209,000 and $111,000 for the years ended December 31, 2024 and 2023 in performance stock unit compensation expense and zero for the year ended December 31, 2022. As of December 31, 2024, there was approximately $414,000 of total unrecognized compensation expense related to non-vested units, which is expected to be recognized over the weighted-average vesting period of 1.8 years.

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

Northrim BanCorp, Inc.	Actual		Adequately-Capitalized		Well-Capitalized
(In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024:
Common equity tier 1 capital (to risk-weighted assets)	$223,362	9.36%	$107,386	≥ 4.5%	NA	NA
Total Capital (to risk-weighted assets)	$261,059	10.94%	$190,902	≥ 8%	NA	NA
Tier I Capital (to risk-weighted assets)	$233,080	9.76%	$143,287	≥ 6%	NA	NA
Tier I Capital (to average assets)	$233,080	7.68%	$121,396	≥ 4%	NA	NA
As of December 31, 2023:
Common equity tier 1 capital (to risk-weighted assets)	$235,378	10.98%	$96,466	≥ 4.5%	NA	NA
Total Capital (to risk-weighted assets)	$264,775	12.35%	$171,514	≥ 8%	NA	NA
Tier I Capital (to risk-weighted assets)	$245,087	11.43%	$128,655	≥ 6%	NA	NA
Tier I Capital (to average assets)	$245,087	8.72%	$112,425	≥ 4%	NA	NA
Northrim Bank	Actual		Adequately-Capitalized		Well-Capitalized
(In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024:
Common equity tier 1 capital (to risk-weighted assets)	$218,664	9.20%	$106,955	≥ 4.5%	$154,491	≥ 6.5%
Total Capital (to risk-weighted assets)	$246,643	10.37%	$190,274	≥ 8%	$237,843	≥ 10%
Tier I Capital (to risk-weighted assets)	$218,664	9.20%	$142,607	≥ 6%	$190,143	≥ 8%
Tier I Capital (to average assets)	$218,664	7.24%	$120,809	≥ 4%	$151,011	≥ 5%
As of December 31, 2023:
Common equity tier 1 capital (to risk-weighted assets)	$210,179	9.89%	$95,633	≥ 4.5%	$138,136	≥ 6.5%
Total Capital (to risk-weighted assets)	$229,772	10.81%	$170,044	≥ 8%	$212,555	≥ 10%
Tier I Capital (to risk-weighted assets)	$210,084	9.88%	$127,581	≥ 6%	$170,109	≥ 8%
Tier I Capital (to average assets)	$210,084	7.51%	$111,896	≥ 4%	$139,870	≥ 5%

    As of the most recent notification from its regulatory agencies, the Bank was categorized as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s regulatory capital category. Management believes, as of December 31, 2024, that the Company and Bank meets all capital adequacy requirements to which they are subject.

NOTE 24 - Income Taxes
    Components of the provision for income taxes are as follows:

(In Thousands)	Current Tax Expense (Benefit)	Deferred Expense (Benefit)	Total Expense
2024:
Federal	$3,995	($102)	$3,893
State	2,453	(50)	2,403
Amortization of investment in low income housing tax credit partnerships	3,727	—	3,727
Total	$10,175	($152)	$10,023
2023:
Federal	$1,120	$388	$1,508
State	944	192	1,136
Amortization of investment in low income housing tax credit partnerships	3,570	—	3,570
Total	$5,634	$580	$6,214
2022:
Federal	$1,412	$1,412	$2,824
State	860	698	1,558
Amortization of investment in low income housing tax credit partnerships	3,371	—	3,371
Total	$5,643	$2,110	$7,753

    The actual expense for 2024, 2023, and 2022, differs from the “expected” tax expense (computed by applying the U.S. Federal Statutory Tax Rate of 21% for the years ended December 31, 2024, 2023 and 2022) as follows:

(In Thousands)	2024	2023	2022
Computed “expected” income tax expense	$9,869	$6,638	$8,084
State income taxes, net	1,898	897	1,231
Tax-exempt interest on investment securities and loans	(456)	(459)	(358)
Amortization of investment in low income housing tax credit partnerships, net	3,105	3,192	3,191
Low income housing tax credits	(3,571)	(3,627)	(3,725)
Other	(822)	(427)	(670)
Total	$10,023	$6,214	$7,753

    The components of the net deferred tax asset are as follows:

(In Thousands)	2024	2023	2022
Deferred Tax Asset:
Allowance for loan losses	$6,284	$5,347	$4,263
Loan fees, net of costs	660	649	778
Interest income, nonaccrual loans	413	356	370
Deferred compensation	1,772	1,674	1,822
Equity compensation	502	466	404
Operating lease liabilities	1,996	2,585	2,805
Accrued liabilities	1,967	941	1,286
Unrealized loss, net of gains on available for sale investment securities	3,295	6,918	11,965
Unrealized loss, net of gains on marketable equity securities	—	126	160
Other	234	280	285
Total Deferred Tax Asset	$17,123	$19,342	$24,138

Deferred Tax Liability:
Intangible amortization	($3,112)	($2,746)	($1,886)
Mortgage servicing rights	(8,024)	(6,065)	(5,789)
Depreciation and amortization	(1,051)	(1,463)	(1,261)
Operating lease right-of-use assets	(1,990)	(2,585)	(2,806)
Unrealized gain, net of loss on marketable equity securities	(6)	—	—
Other	(763)	(719)	(1,029)
Total Deferred Tax Liability	($14,946)	($13,578)	($12,771)
Net Deferred Tax Asset	$2,177	$5,764	$11,367
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
    As of December 31, 2024, the Company had no unrecognized tax benefits.
The tax years subject to examination by federal taxing authorities and by the State of Alaska are the years ending December 31, 2024, 2023, 2022, and 2021.

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

Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2024, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Company has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.

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

    Estimated fair values as of the periods indicated are as follows:

	December 31, 2024		December 31, 2023
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$62,736	$62,736	$118,530	$118,530
Investment securities available for sale	268,781	268,781	310,896	310,896
Marketable equity securities	8,719	8,719	13,153	13,153

Level 2 inputs:
Investment securities available for sale	209,836	209,836	327,040	327,040
Loans held for sale	59,957	59,957	31,974	31,974
Interest rate swaps	14,788	14,788	11,836	11,836

Level 3 inputs:
Investment securities held to maturity	36,750	35,750	36,750	33,413
Loans	2,129,263	2,014,070	1,789,497	1,686,362
Purchased receivables, net	74,078	74,078	36,842	36,842
Interest rate lock commitments	465	465	342	342
Mortgage servicing rights	26,439	26,439	19,564	19,564
Commercial servicing rights	2,194	2,194	2,200	2,200

Financial liabilities:
Level 2 inputs:
Deposits	$2,680,189	2,683,029	$2,485,055	$2,482,937
Borrowings	23,045	19,991	13,675	11,872
Interest rate swaps	13,011	13,011	10,470	10,470
Retail interest rate contracts	—	—	13	13
Level 3 inputs:
Junior subordinated debentures	10,310	10,897	10,310	12,030

    The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$432,931	$259,986	$172,945	$—
Municipal securities	—	—	—	—
Corporate bonds	8,795	8,795	—	—
Collateralized loan obligations	36,891	—	36,891	—
Total available for sale securities	$478,617	$268,781	$209,836	$—
Marketable equity securities	$8,719	$8,719	$—	$—
Total marketable equity securities	$8,719	$8,719	$—	$—
Interest rate swaps	$14,788	$—	$14,788	$—
Interest rate lock commitments	465	—	—	465
Mortgage servicing rights	26,439	—	—	26,439
Commercial servicing rights	2,194	—	—	2,194
Retail interest rate contracts	49	—	49	—
Total other assets	$43,886	$—	$14,788	$29,098
Liabilities:
Interest rate swaps	$13,011	$—	$13,011	$—
Total other liabilities	$13,011	$—	$13,011	$—
December 31, 2023
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$564,125	$300,274	$263,851	$—
Municipal securities	816	—	816	—
Corporate bonds	13,624	10,622	3,002	—
Collateralized loan obligations	59,371	—	59,371	—
Total available for sale securities	$637,936	$310,896	$327,040	$—
Marketable equity securities	$13,153	$13,153	$—	$—
Total marketable equity securities	$13,153	$13,153	$—	$—
Interest rate swaps	$11,836	$—	$11,836	$—
Interest rate lock commitments	342	—	—	342
Mortgage servicing rights	19,564	—	—	19,564
Commercial servicing rights	2,200	—	—	2,200
Total other assets	$33,942	$—	$11,836	$22,106
Liabilities:
Interest rate swaps	$10,470	$—	$10,470	$—
Retail interest rate contracts	13	—	13	—
Total other liabilities	$10,483	$—	$10,483	$—

    The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2024 and 2023:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance
December 31, 2024
Interest rate lock commitments	$342	($1,743)	$14,101	($12,235)	$465
Mortgage servicing rights	19,564	(201)	7,076	—	26,439
Commercial servicing rights	2,200	(52)	46	—	2,194
Total	$22,106	($1,996)	$21,223	($12,235)	$29,098
December 31, 2023
Interest rate lock commitments	$440	($989)	$7,447	($6,556)	$342
Mortgage servicing rights	18,635	(2,687)	3,616	—	19,564
Commercial servicing rights	2,129	(62)	133	—	2,200
Total	$21,204	($3,738)	$11,196	($6,556)	$22,106

    As of and for the years ending December 31, 2024 and 2023, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis. For loans individually measured for credit losses, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Loans individually measured for credit losses	$—	$—	$—	$—
Other real estate owned	—	—	—	—
Total	$—	$—	$—	$—
December 31, 2023
Loans individually measured for credit losses	$—	$—	$—	$—
Other real estate owned	—	—	—	—
Total	$—	$—	$—	$—

    The following table presents the (gains) losses resulting from nonrecurring fair value adjustments for the periods ended December 31, 2024, 2023 and 2022, respectively:

(In Thousands)	2024	2023	2022
Loans individually measured for credit losses	$—	$—	$—
Other real estate owned	—	123	—
Total (income) loss from nonrecurring measurements	$—	$123	$—

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
    The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at December 31, 2024 and 2023:

Financial Instrument	Valuation Technique - Recurring Basis	Unobservable Input	Weighted Average or Rate Range
December 31, 2024
Interest rate lock commitment	External pricing model	Pull through rate	93.35%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	2.01% - 14.91%
		Discount rate	9.50% - 11.00%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	3.13% - 18.23%
		Discount rate	12.00%
December 31, 2023
Interest rate lock commitment	External pricing model	Pull through rate	89.84%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	6.13% - 25.33%
		Discount rate	9.50% - 11.00%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	3.99% - 18.90%
		Discount rate	9.50%

NOTE 26 - Segment Information
    The Company's operations are managed along three reportable operating segments: Community Banking, Home Mortgage Lending, and Specialty Finance. The Company reevaluated our reportable operating segments in 2024 concurrent with the acquisition of SCF, which resulted in the addition of the Specialty Finance segment. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of December 31, 2024, the Community Banking segment operated 20 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties, mortgage loan servicing for a portion of mortgage loans sold, and investment in certain 1-4 family residential mortgage loans on our balance sheet. The Specialty Finance segment's principal business focus is factoring, asset based lending and alternative working capital solutions to small and medium sized enterprises, and includes SCF and Northrim Funding Services, which was previously reported in the Community Banking segment prior to the acquisition of SCF.
The Company's reportable segments are determined by the Chief Financial Officer and the Chief Executive Officer, whom collectively are the designated chief operating decision maker. The reportable segments are determined based on information provided about the Company's products and services offered. They are also distinguished by the level of information provided to the chief operating decision maker, who uses the information to review performance of various components of the business, which are then aggregated if operating performance, products and services, and customers are similar. The chief operating decision maker evaluates the financial performance of the Company's business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the performance of the Company's segments and in the determination of allocating resources. Segment pretax net income or loss is used to assess the performance of the community banking segment by monitoring the margin between interest income and interest expense and the efficiency ratio specific to the segment. Segment pretax net income or loss is used to assess the performance of the home mortgage lending segment by monitoring the premium received on loan sales, the margin between interest income and interest expense, and the profitability of home mortgage servicing activities. Segment pretax net income or loss is used to assess the performance of the specialty finance segment by monitoring the yield of purchased receivable fees.
Accounting policies for segments are the same as those described in Note 1 to the Consolidated Financial Statements. Interest expense is allocated to each segment based on average cash utilized to fund the operations of the segment and the average cost of interest-bearing liabilities for the consolidated entity. Indirect salary expense for activities such as general management, accounting and finance, human resources, compliance, information technology, risk management, and internal audit are allocated based on the average percentage of employee time spent working in each specific segment.
    Financial information for the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

December 31, 2024
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$136,495	$16,477	$947	$153,919
Interest expense	34,391	5,249	1,096	40,736
Net interest income (loss)	102,104	11,228	(149)	113,183
Provision for credit losses	2,276	892	125	3,293
Net interest income after provision for credit losses	99,828	10,336	(274)	109,890
Net realized gains on mortgage loans sold	—	13,994	—	13,994
Change in fair value of mortgage loan commitments, net	—	172	—	172
Total production revenue	—	14,166	—	14,166
Mortgage servicing revenue	—	9,155	—	9,155
Change in fair value of mortgage servicing rights:
Due to changes in model inputs of assumptions	—	1,334	—	1,334
Other	—	(1,535)	—	(1,535)
Total mortgage servicing revenue, net	—	8,954	—	8,954
Other mortgage banking revenue	—	882	—	882
Total mortgage banking income	—	24,002	—	24,002
Purchased receivable income	—	—	7,146	7,146
Other operating income	10,960	—	(67)	10,893
Total other operating income	10,960	24,002	7,079	42,041
Salaries and other personnel expense	44,864	20,968	2,015	67,847
Data processing expense	9,918	966	102	10,986
Occupancy expense	5,534	1,927	148	7,609
Professional and outside services	2,284	827	1,240	4,351
Marketing expense	2,518	499	11	3,028
Insurance expense	2,690	101	170	2,961
Other operating expense	5,277	2,336	542	8,155
Total other operating expense	73,085	27,624	4,228	104,937
Income (loss) before provision for income taxes	37,703	6,714	2,577	46,994
Provision for income taxes	7,359	1,934	730	10,023
Net income (loss)	$30,344	$4,780	$1,847	$36,971

Total assets	$2,547,709	$357,630	$136,530	$3,041,869
Loans held for sale	$—	$59,957	$—	$59,957
1-4 family residential properties secured by first liens	$—	$270,966	$—	$270,966
Purchased receivables, net	$—	$—	$74,078	$74,078
Goodwill	$7,525	$7,492	$35,001	$50,018

December 31, 2024
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$136,495	$16,477	$947	$153,919
Mortgage banking income - external revenue	—	24,002	—	24,002
Mortgage banking income - intersegment revenues	—	3,623	—	3,623
Purchased receivable income	—	—	7,146	7,146
Other operating income	10,960	—	(67)	10,893
	147,455	44,102	8,026	199,583
Reconciliation of revenue
Elimination of intersegment revenues	—	(3,623)	—	(3,623)
Total consolidated revenues	$147,455	$40,479	$8,026	$195,960
Less:
Interest expense	34,391	5,249	1,096	40,736
Provision for credit losses	2,276	892	125	3,293
Segment gross profit	110,788	34,338	6,805	151,931

Less(1):
Salaries and other personnel expense	$44,864	$20,968	$2,015	$67,847
Data processing expense	9,918	966	102	10,986
Occupancy expense	5,534	1,927	148	7,609
Professional and outside services	2,284	827	1,240	4,351
Marketing expense	2,518	499	11	3,028
Insurance expense	2,690	101	170	2,961
Intersegment expense	3,623	—	—	3,623
Other segment items(2)	5,277	2,336	542	8,155
Segment expense	76,708	27,624	4,228	108,560

Reconciliation of expense
Elimination of intersegment expense	($3,623)	$—	$—	(3,623)
Total consolidated expense	$73,085	$27,624	$4,228	$104,937

Income before provision for income taxes	$37,703	$6,714	$2,577	$46,994
1The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. All expenses are allocated to a segment.
2Other segment items for each reportable segment include:
Community banking: OREO (income) expense, net of rental income and gains on sale, director fees, operational charge offs net of recoveries, loan collection and collateral costs, and other miscellaneous operating costs related to community banking activities.
Home mortgage lending: OREO (income) expense, net of rental income and gains on sale related home mortgage loans, director fees related at Residential Mortgage, loan collection and collateral costs related to home mortgage loans, and other miscellaneous operating costs related to home mortgage lending activities.
Specialty finance: miscellaneous operating costs related to specialty finance activities.

December 31, 2023
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$121,855	$9,693	$403	$131,951
Interest expense	26,300	2,395	—	28,695
Net interest income	95,555	7,298	403	103,256
Provision for credit losses	3,842	—	—	3,842
Net interest income after provision for credit losses	91,713	7,298	403	99,414
Net realized gains on mortgage loans sold	—	7,828	—	7,828
Change in fair value of mortgage loan commitments, net	—	(102)	—	(102)
Total production revenue	—	7,726	—	7,726
Mortgage servicing revenue	—	7,368	—	7,368
Change in fair value of mortgage servicing rights:
Due to changes in model inputs of assumptions	—	(922)	—	(922)
Other	—	(1,765)	—	(1,765)
Total mortgage servicing revenue, net	—	4,681	—	4,681
Other mortgage banking revenue	—	356	—	356
Total mortgage banking income	—	12,763	—	12,763
Purchased receivable income	—	—	4,482	4,482
Other operating income	9,130	—	—	9,130
Total other operating income	9,130	12,763	4,482	26,375
Salaries and other personnel expense	42,795	17,873	1,073	61,741
Data processing expense	9,091	692	38	9,821
Occupancy expense	5,432	1,839	123	7,394
Professional and outside services	2,305	751	72	3,128
Marketing expense	2,465	462	2	2,929
Insurance expense	2,423	96	—	2,519
Other operating expense	4,742	1,784	123	6,649
Total other operating expense	69,253	23,497	1,431	94,181
Income (loss) before provision for income taxes	31,590	(3,436)	3,454	31,608
Provision for income taxes	6,175	(943)	982	6,214
Net income (loss)	$25,415	($2,493)	$2,472	$25,394

Total assets	$2,496,910	$267,706	$42,881	$2,807,497
Loans held for sale	$—	$31,974	$—	$31,974
1-4 family residential properties secured by first liens	$—	$203,738	$—	$203,738
Purchased receivables, net	$—	$—	$36,842	$36,842
Goodwill	$7,525	$7,492	$—	$15,017

December 31, 2023
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$121,855	$9,693	$403	$131,951
Mortgage banking income - external revenue	—	12,763	—	12,763
Mortgage banking income - intersegment revenue	—	4,693	—	4,693
Purchased receivable income	—	—	4,482	4,482
Other operating income	9,130	—	—	9,130
	130,985	27,149	4,885	163,019
Reconciliation of revenue
Elimination of intersegment revenues	—	(4,693)	—	(4,693)
Total consolidated revenues	$130,985	$22,456	$4,885	$158,326
Less:
Interest expense	26,300	2,395	—	28,695
Provision for credit losses	3,842	—	—	3,842
Segment gross profit	100,843	20,061	4,885	125,789

Less(1):
Salaries and other personnel expense	$42,795	$17,873	$1,073	$61,741
Data processing expense	9,091	692	38	9,821
Occupancy expense	5,432	1,839	123	7,394
Professional and outside services	2,305	751	72	3,128
Marketing expense	2,465	462	2	2,929
Insurance expense	2,423	96	—	2,519
Intersegment expense	4,693	—	—	4,693
Other segment items(2)	4,742	1,784	123	6,649
Segment expense	73,946	23,497	1,431	98,874

Reconciliation of expense
Elimination of intersegment expense	($4,693)	$—	$—	(4,693)
Total consolidated expense	$69,253	$23,497	$1,431	$94,181

Income before provision for income taxes	$31,590	($3,436)	$3,454	$31,608
1The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. All expenses are allocated to a segment.
2Other segment items for each reportable segment include:
Community banking: OREO (income) expense, net of rental income and gains on sale, director fees, operational charge offs net of recoveries, loan collection and collateral costs, and other miscellaneous operating costs related to community banking activities.
Home mortgage lending: OREO (income) expense, net of rental income and gains on sale related home mortgage loans, director fees related at Residential Mortgage, loan collection and collateral costs related to home mortgage loans, and other miscellaneous operating costs related to home mortgage lending activities.
Specialty finance: miscellaneous operating costs related to specialty finance activities.

December 31, 2022
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$96,045	$2,250	$2,033	$100,328
Interest expense	5,156	57	—	5,213
Net interest income	90,889	2,193	2,033	95,115
Provision for credit losses	1,846	—	—	1,846
Net interest income after provision for credit losses	89,043	2,193	2,033	93,269
Net realized gains on mortgage loans sold	—	13,873	—	13,873
Change in fair value of mortgage loan commitments, net	—	(1,035)	—	(1,035)
Total production revenue	—	12,838	—	12,838
Mortgage servicing revenue	—	7,944	—	7,944
Change in fair value of mortgage servicing rights:
Due to changes in model inputs of assumptions	—	1,615	—	1,615
Other	—	(1,327)	—	(1,327)
Total mortgage servicing revenue, net	—	8,232	—	8,232
Other mortgage banking revenue	—	502	—	502
Total mortgage banking income	—	21,572	—	21,572
Purchased receivable income	—	—	2,002	2,002
Other operating income	10,503	—	—	10,503
Total other operating income	10,503	21,572	2,002	34,077
Salaries and other personnel expense	37,963	19,304	905	58,172
Data processing expense	8,104	618	204	8,926
Occupancy expense	4,993	1,819	103	6,915
Professional and outside services	2,026	895	72	2,993
Marketing expense	2,317	427	3	2,747
Insurance expense	1,986	68	—	2,054
Other operating expense	5,107	1,819	119	7,045
Total other operating expense	62,496	24,950	1,406	88,852
Income (loss) before provision for income taxes	37,050	(1,185)	2,629	38,494
Provision for income taxes	7,293	(288)	748	7,753
Net income (loss)	$29,757	($897)	$1,881	$30,741

Total assets	$2,523,092	$131,232	$19,994	$2,674,318
Loans held for sale	$—	$27,538	$—	$27,538
1-4 family residential properties secured by first liens	$—	$203,738	$—	$203,738
Purchased receivables, net	$—	$—	$19,994	$19,994
Goodwill	$7,525	$7,492	$—	$15,017

December 31, 2022
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$96,045	$2,250	$2,033	$100,328
Mortgage banking income - external revenue	—	21,572	—	21,572
Mortgage banking income - intersegment revenue	—	1,370	—	1,370
Purchased receivable income	—	—	2,002	2,002
Other operating income	10,503	—	—	10,503
	106,548	25,192	4,035	135,775
Reconciliation of revenue
Elimination of intersegment revenues	—	(1,370)	—	(1,370)
Total consolidated revenues	$106,548	$23,822	$4,035	$134,405
Less:
Interest expense	5,156	57	—	5,213
Provision for credit losses	1,846	—	—	1,846
Segment gross profit	99,546	23,765	4,035	127,346

Less(1):
Salaries and other personnel expense	$37,963	$19,304	$905	$58,172
Data processing expense	8,104	618	204	8,926
Occupancy expense	4,993	1,819	103	6,915
Professional and outside services	2,026	895	72	2,993
Marketing expense	2,317	427	3	2,747
Insurance expense	1,986	68	—	2,054
Intersegment expense	1,370	—	—	1,370
Other segment items(2)	5,107	1,819	119	7,045
Segment expense	63,866	24,950	1,406	90,222

Reconciliation of expense
Elimination of intersegment expense	($1,370)	$—	$—	(1,370)
Total consolidated expense	$62,496	$24,950	$1,406	$88,852

Income before provision for income taxes	$37,050	($1,185)	$2,629	$38,494
1The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. All expenses are allocated to a segment.
2Other segment items for each reportable segment include:
Community banking: OREO (income) expense, net of rental income and gains on sale, director fees, operational charge offs net of recoveries, loan collection and collateral costs, and other miscellaneous operating costs related to community banking activities.
Home mortgage lending: OREO (income) expense, net of rental income and gains on sale related home mortgage loans, director fees related at Residential Mortgage, loan collection and collateral costs related to home mortgage loans, and other miscellaneous operating costs related to home mortgage lending activities.
Specialty finance: miscellaneous operating costs related to specialty finance activities.

NOTE 27 - Parent Company Information

Balance Sheets at December 31,	2024	2023
(In Thousands)
Assets
Cash and cash equivalents	$4,387	$19,055
Marketable equity securities	8,719	13,153
Investment in Northrim Bank	260,957	208,435
Investment in NISC	1,112	1,167
Investment in NST2	310	310
Taxes receivable, net	—	1,212
Other assets	2,233	2,152
Total Assets	$277,718	$245,484
Liabilities
Junior subordinated debentures	$10,310	$10,310
Other liabilities	292	456
Total Liabilities	10,602	10,766
Shareholders' Equity
Common stock	5,518	5,513
Additional paid-in capital	9,311	9,605
Retained earnings	259,311	236,037
Accumulated other comprehensive (loss) income	(7,024)	(16,437)
Total Shareholders' Equity	267,116	234,718
Total Liabilities and Shareholders' Equity	$277,718	$245,484

Statements of Income for Years Ended:	2024	2023	2022
(In Thousands)
Income
Interest income	$1,203	$1,258	$698
Equity in undistributed earnings from Northrim Bank	37,334	26,871	32,853
Equity in undistributed earnings from NISC	83	(22)	120
Gain on sale of marketable equity securities, net	112	—	—
Unrealized gain (loss) on marketable equity securities	465	120	(1,119)
Total Income	$39,197	$28,227	$32,552
Expense
Interest expense	403	400	389
Administrative and other expenses	3,381	3,357	2,830
Total Expense	3,784	3,757	3,219
Income Before Benefit from Income Taxes	35,413	24,470	29,333
Benefit from income taxes	(1,558)	(924)	(1,408)
Net Income	$36,971	$25,394	$30,741

Statements of Cash Flows for Years Ended:	2024	2023	2022
(In Thousands)
Operating Activities:
Net income	$36,971	$25,394	$30,741
Adjustments to Reconcile Net Income to Net Cash:
Gain on sale of securities, net	112	—	—
Equity in undistributed earnings from subsidiaries	(37,252)	(26,892)	(32,732)
Change in fair value marketable equity securities	(465)	(120)	1,119
Stock-based compensation	913	937	742
Changes in other assets and liabilities	(60)	(1,380)	(1,268)
Net Cash Provided (Used) by Operating Activities	219	(2,061)	(1,398)
Investing Activities:
Purchases of marketable equity securities	(1,964)	(2,297)	(3,934)
Proceeds from sales/calls/maturities of marketable equity securities	6,973	—	488
Investment in Northrim Bank, NISC & NST2	(6,157)	14,628	24,323
Net Cash (Used) Provided by Investing Activities	(1,148)	12,331	20,877
Financing Activities:
Dividends paid to shareholders	(13,751)	(13,609)	(10,571)
Proceeds from issuance of common stock	801	555	586
Repurchase of common stock	(789)	(9,044)	(14,157)
Net Cash Used by Financing Activities	(13,739)	(22,098)	(24,142)
Net change in Cash and Cash Equivalents	(14,668)	(11,828)	(4,663)
Cash and Cash Equivalents at beginning of year	19,055	30,883	35,546
Cash and Cash Equivalents at end of year	$4,387	$19,055	$30,883

NOTE 28 - Subsequent Events

As of December 31, 2024, the consideration transferred or transferable to the former owners of SCF and the assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting and were recorded at their estimated fair values as of the October 31, 2024. In February 2025, in accordance with the terms of the purchase agreement, the Company determined the final value of consideration transferred to the former owners of SCF. The final value of consideration transferred decreased $144,000 to $47.7 million from $47.9 million, which decreased goodwill to $34.9 million from $35.0 million. The Company recorded this adjustment in February 2025, which is within the measurement period for business combinations, in accordance with GAAP. The Company does not consider the adjustment to the provisional amounts recorded for the acquisition of SCF to be significant to the Company's operations, and it does not have a material impact on the Company's consolidated financial statements.

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
    Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.  In making this assessment management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.
    Based on our assessment and the criteria discussed above, management believes that, as of December 31, 2024, the Company maintained effective internal control over financial reporting.
    The Company’s independent registered public accounting firm has issued an attestation report on the Company’s effectiveness of internal control over financial reporting.  This report appears under Part II. Item 8 of this report.

ITEM 9B.            OTHER INFORMATION
    (a) None.

(b) During the three months ended December 31, 2024, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.            DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

    Not applicable.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
    Information concerning the officers and directors of the Company required to be included in this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2025 which will be filed with the Securities and Exchange Commission (the "SEC") within 120 days of our most recently completed fiscal year.

ITEM 11.            EXECUTIVE COMPENSATION
    Information concerning executive compensation and director compensation and certain matters regarding participation in the Company’s compensation committee required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2025 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
    Information concerning the security ownership of certain beneficial owners and management required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2025 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
    Information concerning certain relationships and related transactions required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2025 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES
    Information concerning fees paid to our independent auditors required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2025 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
(a) The following documents are filed as part of this Annual Report on Form 10-K:
    Consolidated Balance Sheets as of December 31, 2024 and 2023
    Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022
    Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022
    Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024, 2023, and 2022
    Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022
    Notes to Consolidated Financial Statements

Exhibits
2.1    Membership Interest Purchase Agreement dated October 31, 2024 by and among Northrim Bank, Sallyport Commercial Finance, LLC, and the sellers identified therein. (Schedules and exhibits have been omitted pursuant to 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon request).

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
10.03  Northrim Bancorp, Inc. Profit Sharing Plan (Incorporated by reference to Exhibit 10.03 of the Company's Form 10-K for the year ended December 31, 2023, filed with the SEC on March 8, 2024).
10.04   Employment Agreement with Joseph M. Schierhorn dated January 1, 2025 (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on January 2, 2025.)
10.05  Employment Agreement with Jed Ballard dated January 1, 2025 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on January 2, 2025.)

10.06   Employment Agreement with Michael Huston dated January 1, 2025 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on January 2, 2025.)
10.07   Employment Agreement with Mark Edwards dated January 1, 2025 (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on January 2, 2025.)
10.08  Employment Agreement with Amber Zins dated January 1, 2025 (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on January 2, 2025.)
10.09    Supplemental Executive Retirement Plan originally effective as of July 1, 1994, amended effective as of January 6, 2000, January 8, 2004, January 1, 2005, January 1, 2015 and November 30, 2023 (Incorporated by reference to Exhibit 10.09 of the Company's Form 10-K for the year ended December 31, 2023, filed with the SEC on March 8, 2024).
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
14      Code of Ethics (Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Business Conduct and Ethics on its website at https://www.northrim.com/Portals/NorthrimBank/PDFs/Code.of.Conduct.pdf).

19      Insider Trading Policy.

21.1     Subsidiaries
23.1     Consent of Moss Adams LLP
24.1     Power of Attorney
31.1   Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2   Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2    Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97      Northrim BanCorp, Inc. Compensation Recovery Policy, Effective December 1, 2023 (Incorporated by reference to Exhibit 97 of the Company's Form 10-K for the year ended December 31, 2023, filed with the SEC on March 8, 2024).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page for the Company's Annual Report on 10-K for the year ended December 31, 2024 - formatted in Inline XBRL (included in Exhibit 101)

ITEM 16.            FORM 10-K SUMMARY

Not applicable.

Annual Report on Form 10-K
Annual Report Under Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2024.
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
The aggregate market value of common stock held by non-affiliates of Northrim BanCorp, Inc. at June 30, 2024, was $304,513,388.
The number of shares of Northrim BanCorp Inc.’s common stock outstanding at March 10, 2025, was 5,520,880.
This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the SEC.  Only those sections of the Annual Report required in the following cross reference index and the information under the caption “Forward Looking Statements” are incorporated into this Form 10-K.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2025.
    Northrim BanCorp, Inc.

By	/s/ Michael G. Huston
Michael G. Huston
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 10, 2025.
    Principal Executive Officer:

By	/s/ Michael G. Huston
Michael G. Huston
President and Chief Executive Officer

    Principal Financial Officer and Principal Accounting Officer:

By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer

Jed W. Ballard or Michael G. Huston, pursuant to the power of attorneys filed with this Annual Report on Form 10-K as Exhibit 24.1, has signed this report on March 10, 2025, as attorney-in-fact for the following directors who constitute a majority of the Board of Directors.

Anthony J. Drabek	Krystal M. Nelson
Karl L. Hanneman	Marilyn F. Romano
Shauna Z. Hegna	Joseph M. Schierhorn
Michael G. Huston	Aaron M. Schutt
David W. Karp	John C. Swalling
Joseph P. Marushack	Linda C. Thomas
David J. McCambridge

By	/s/ Jed W. Ballard
Jed W. Ballard
as Attorney-in-fact
March 10, 2025

Investor Information
Annual Meeting

Date:	Thursday, May 22, 2025
Time:	9 a.m. Alaska time
Location:	Live Webcast
www.virtualshareholdermeeting.com/NRIM2025

Stock Symbol
Northrim BanCorp, Inc.’s stock is traded on the Nasdaq Global Select Stock Market under the symbol, NRIM.
Auditor
Moss Adams LLP
Transfer Agent and Registrar
Equiniti Trust Company: 1-800-937-5449 help@equiniti.com
Legal Counsel
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