Form 10-Q
period 2025-03-31
NORTHRIM BANCORP INC
filed 2025-04-28
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☐ Yes  ☒ No

The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at April 28, 2025 was 5,520,892.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the consolidated financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2025	December 31, 2024
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$29,671	$42,101
Interest bearing deposits in other banks	35,852	20,635
Marketable equity securities	8,669	8,719
Investment securities available for sale, at fair value	463,096	478,617
Investment securities held to maturity, at amortized cost	36,750	36,750
Investment in Federal Home Loan Bank stock	5,342	5,331
Loans held for sale	159,603	59,957
Loans	2,124,330	2,129,263
Allowance for credit losses, loans	(20,922)	(22,020)
Net loans	2,103,408	2,107,243
Purchased receivables, net	95,489	74,078
Mortgage servicing rights, at fair value	26,814	26,439
Premises and equipment, net	37,070	37,757
Operating lease right-of-use assets	7,632	7,455
Goodwill	49,874	50,018
Other intangible assets, net	950	950
Other assets	80,740	85,819
Total assets	$3,140,960	$3,041,869
LIABILITIES
Deposits:
Demand	$742,560	$706,225
Interest-bearing demand	1,187,465	1,108,404
Savings	256,650	250,900
Money market	193,842	196,290
Certificates of deposit less than $250,000	198,355	201,296
Certificates of deposit $250,000 and greater	199,105	217,074
Total deposits	2,777,977	2,680,189
Borrowings	13,136	23,045
Junior subordinated debentures	10,310	10,310
Operating lease liabilities	7,682	7,487
Other liabilities	52,099	53,722
Total liabilities	2,861,204	2,774,753
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 5,520,892 and 5,518,210 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	5,521	5,518
Additional paid-in capital	9,523	9,311
Retained earnings	269,062	259,311
Accumulated other comprehensive loss, net of tax	(4,350)	(7,024)
Total shareholders' equity	279,756	267,116
Total liabilities and shareholders' equity	$3,140,960	$3,041,869
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(In Thousands, Except Per Share Data)	2025	2024
Interest and Dividend Income
Interest and fees on loans and loans held for sale	$37,470	$30,450
Interest on investment securities available for sale	2,952	3,718
Dividends on marketable equity securities	145	243
Interest on investment securities held to maturity	473	482
Dividends on Federal Home Loan Bank stock	105	77
Interest on deposits in other banks	416	838
Total Interest and Dividend Income	41,561	35,808
Interest Expense
Interest expense on deposits	9,935	9,180
Interest expense on borrowings	237	86
Interest expense on junior subordinated debentures	92	95
Total Interest Expense	10,264	9,361
Net Interest Income	31,297	26,447
(Benefit) provision for credit losses	(1,409)	149
Net Interest Income After Provision for Credit Losses	32,706	26,298
Other Operating Income
Purchased receivable income	6,150	1,345
Mortgage banking income	5,411	4,031
Bankcard fees	1,074	917
Service charges on deposit accounts	677	549
Unrealized gain (loss) on marketable equity securities	(50)	314
Other income	938	688
Total Other Operating Income	14,200	7,844
Other Operating Expense
Salaries and other personnel expense	17,223	15,417
Data processing expense	3,104	2,659
Occupancy expense	1,889	1,962
Professional and outside services	1,115	755
Insurance expense	1,017	779
Marketing expense	672	513
Compensation expense - Sallyport acquisition payments	600	—
OREO expense, net rental income and gains on sale	3	(391)
Other operating expense	3,708	1,944
Total Other Operating Expense	29,331	23,638
Income Before Provision for Income Taxes	17,575	10,504
Provision for income taxes	4,251	2,305
Net Income	$13,324	$8,199
Earnings Per Share, Basic	$2.41	$1.49
Earnings Per Share, Diluted	$2.38	$1.48
Weighted Average Common Shares Outstanding, Basic	5,519,998	5,499,578
Weighted Average Common Shares Outstanding, Diluted	5,608,102	5,554,930
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended March 31,
(In Thousands)	2025	2024
Net income	$13,324	$8,199
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized holding gains arising during the period	$3,974	$292
Derivatives and hedging activities:
Unrealized holding gains (losses) arising during the period	(244)	272
Foreign currency translation income (loss)	5	—
Income tax expense related to unrealized (gains) losses	(1,061)	(160)
Other comprehensive income, net of tax	2,674	404
Comprehensive income	$15,998	$8,603

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of Tax	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2024	5,513	$5,513	$9,605	$236,037	($16,437)	$234,718
Cash dividend on common stock ($0.61 per share)	—	—	—	(3,388)	—	(3,388)
Stock-based compensation expense	—	—	208	—	—	208
Exercise of stock options and vesting of restricted stock units, net	1	1	(27)	—	—	(26)
Repurchase of common stock	(14)	(14)	(774)	—	—	(788)
Other comprehensive income, net of tax	—	—	—	—	404	404
Net income	—	—	—	8,199	—	8,199
Balance as of March 31, 2024	5,500	$5,500	$9,012	$240,848	($16,033)	$239,327
Cash dividend on common stock ($0.61 per share)	—	—	—	(3,393)	—	(3,393)
Stock-based compensation expense	—	—	219	—	—	219
Exercise of stock options and vesting of restricted stock units, net	2	2	(23)	—	—	(21)
Other comprehensive income, net of tax	—	—	—	—	2,048	2,048
Net income	—	—	—	9,020	—	9,020
Balance as of June 30, 2024	5,502	$5,502	$9,208	$246,475	($13,985)	$247,200
Cash dividend on common stock ($0.62 per share)	—	—	—	(3,458)	—	(3,458)
Stock-based compensation expense	—	—	265	—	—	265
Exercise of stock options and vesting of restricted stock units, net	—	—	(13)	—	—	(13)
Other comprehensive income, net of tax	—	—	—	—	7,231	7,231
Net income	—	—	—	8,825	—	8,825
Balance as of September 30, 2024	5,502	$5,502	$9,460	$251,842	($6,754)	$260,050
Cash dividend on common stock ($0.62 per share)	—	—	—	(3,458)	—	(3,458)
Stock-based compensation expense	—	—	221	—	—	221
Exercise of stock options and vesting of restricted stock units, net	16	16	(370)	—	—	(354)
Other comprehensive loss, net of tax	—	—	—	—	(270)	(270)
Net income	—	—	—	10,927	—	10,927
Balance as of December 31, 2024	5,518	$5,518	$9,311	$259,311	($7,024)	$267,116
 See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of Tax	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2025	5,518	$5,518	$9,311	$259,311	($7,024)	$267,116
Cash dividend on common stock ($0.64 per share)	—	—	—	(3,573)	—	(3,573)
Stock-based compensation expense	—	—	232	—	—	232
Exercise of stock options and vesting of restricted stock units, net	3	3	(20)	—	—	(17)
Other comprehensive income, net of tax	—	—	—	—	2,674	2,674
Net income	—	—	—	13,324	—	13,324
Balance as of March 31, 2025	5,521	$5,521	$9,523	$269,062	($4,350)	$279,756
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2025	2024
Operating Activities:
Net income	$13,324	$8,199
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and amortization of premises and equipment	895	897
Amortization of investment security premium, net of discount accretion	50	111
Unrealized (gain) loss on marketable equity securities	50	(314)
Stock-based compensation	232	208
Deferred loan fees and amortization, net of costs	502	(316)
(Benefit) provision for credit losses	(1,409)	149
Additions to home mortgage servicing rights carried at fair value	(1,230)	(517)
Change in fair value of home mortgage servicing rights carried at fair value	855	26
Change in fair value of commercial servicing rights carried at fair value	73	144
Change in fair value of loans held for sale	1,161	—
Gain on sale of loans	(2,740)	(1,979)
Proceeds from the sale of loans held for sale	110,907	74,459
Origination of loans held for sale	(108,499)	(84,324)
Gain on sale of other real estate owned	—	(392)
Net changes in assets and liabilities:
(Increase) in accrued interest receivable	(1,887)	(1,303)
Decrease in other assets	2,836	2,633
Increase (decrease) in other liabilities	1,420	(3,226)
Net Cash Provided (Used) by Operating Activities	16,540	(5,545)
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(15,187)	—
Purchases of FHLB stock	(7,472)	(266)
Proceeds from sales/calls/maturities of securities available for sale	34,631	45,640
Proceeds from redemption of FHLB stock	7,461	10
Increase in purchased receivables, net	(21,457)	(856)
Increase in loans, net	(96,010)	(21,280)
Proceeds from sale of other real estate owned	—	392
Sallyport Commercial Finance, LLC acquisition, net of cash received	144	—
Purchases of premises and equipment	(208)	(1,040)
Net Cash (Used) Provided by Investing Activities	(98,098)	22,600
Financing Activities:
Increase (decrease) in deposits	97,788	(50,972)
(Decrease) increase in borrowings	(9,909)	(106)
Repurchase of common stock	—	(788)
Cash dividends paid	(3,534)	(3,355)
Net Cash Provided (Used) by Financing Activities	84,345	(55,221)
Net Change in Cash and Cash Equivalents	2,787	(38,166)
Cash and Cash Equivalents at Beginning of Period	62,736	118,530
Cash and Cash Equivalents at End of Period	$65,523	$80,364

Supplemental Information:
Income taxes paid	$193	$—
Interest paid	$10,345	$9,173
Cash dividends declared but not paid	$39	$33

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements have not been audited, and they include the accounts of the Company and it's wholly-owned subsidiaries, and the wholly owned subsidiaries of Northrim Bank (the “Bank”). Significant intercompany balances have been eliminated in consolidation. As of December 31, 2024, the Company had one wholly-owned business trust subsidiary, Northrim Statutory Trust 2 (“Trust 2”), that was formed to issue trust preferred securities and related common securities of Trust 2. The Company has not consolidated the accounts of Trust 2 in its consolidated financial statements in accordance with U.S. GAAP. As a result, the junior subordinated debentures issued by the Company to Trust 2 are reflected on the Company’s consolidated balance sheet as junior subordinated debentures.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company determined that it operates in three primary operating segments: Community Banking, Home Mortgage Lending, and Specialty Finance. The Company has evaluated subsequent events and transactions for potential recognition or disclosure. Operating results for the interim period ended March 31, 2025 are not necessarily indicative of the results anticipated for the year ending December 31, 2025. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in our application of these accounting policies in 2025.
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

2. Business Combinations
On October 31, 2024, the Company completed the acquisition of 100% of the equity interest in Sallyport Commercial Finance, LLC (“SCF” or “Sallyport”) in a cash transaction that is valued at approximately $53.9 million. The primary reason for the acquisition was to expand the Company's presence in the specialty finance industry. SCF provides factoring, asset based lending, and alternative working capital solutions to small and medium sized enterprises in the United States, and, to a lessor extent, in Canada and the United Kingdom through its subsidiaries. SCF will operate as a wholly-owned subsidiary of the Bank, and is expected to complement the products currently offered by Northrim Funding Services, a factoring division of the Bank.

The consideration transferred or transferable to the former owners of SCF and the assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting and were recorded at their estimated fair values as of the October 31, 2024 acquisition date. The Company paid $47.9 million in cash on October 31, 2024 when the acquisition was completed. The Company had pre-existing loans to SCF which totaled $12.0 million. The fair value of these loans approximate their carrying value, and as a result of the acquisition, the loans were effectively settled at their carrying value, resulting in no gain or loss. The fair value of the loans were considered as part of the total purchase consideration in the transaction. Estimated fair values recorded in the transaction are subject to change for up to one year after the closing date of the acquisition. The application of the acquisition method of accounting resulted in the initial recognition of goodwill in the amount of $35.0 million. No other intangibles were identified. In February 2025, in accordance with the terms of the purchase agreement, the Company determined the final value of consideration transferred to the former owners of SCF. The final value of consideration transferred decreased $144,000 to $47.7 million from $47.9 million, which decreased goodwill to $34.9 million.
The former owners of SCF (the “sellers”) will receive additional cash proceeds (the “earn-out payments”) of up to $6.0 million. The earn-out payments of $2.0 million per year are payable on each of the first three anniversaries of the closing date. The purchase agreement provides for the these earn-out payments to be paid to the sellers in future periods, provided that certain principal employees of SCF, including certain of the sellers, have not been terminated for cause or terminated their employment for good reason. The earn-out payments have not been included in acquisition consideration and are being expensed as compensation expense during the periods in which they are being earned based on management's determination that payment of these amounts is probable.

A summary of the net assets acquired and the estimated fair value adjustments are presented below:

(In Thousands)	October 31, 2024

Cost basis net assets	$29,638
Cash payment made	(47,855)
Pre-existing debt effectively settled	(12,000)
Fair value adjustments:
Net loans	(1,260)
Net purchased receivables	(3,524)
Goodwill	($35,001)
The $35.0 million of goodwill recorded in connection with the acquisition of SCF represents the excess purchase price over the estimated fair value of the net assets acquired, and resulted from the expected decrease in funding costs and, to a lesser extent, expected operational efficiencies. All of the goodwill is expected to be deductible for tax purposes.
A summary of the assets acquired and liabilities assumed at their estimated fair values are presented below:

(In Thousands)	October 31, 2024

Assets Acquired:
Cash and equivalents	$7,197
Loans, net	9,158
Purchased receivables, net	48,034
Premises and equipment	54
Right-of-use assets	44
Other assets	1,642
Total assets acquired	$66,129

Liabilities Assumed:
Borrowings	$40,207
Lease liability	47
Other liabilities	1,021
Total liabilities assumed	$41,275
The fair value of assets acquired and liabilities assumed approximates book value as of the acquisition date as all loans and borrowings have variable interest rates. Purchased receivables have an average life of less than 45 days. Some of the assets acquired exhibited evidence of credit deterioration at the acquisition date. These assets were designated as purchased credit deteriorated (“PCD”) assets in accordance with U.S. GAAP. The following table presents PCD loan and purchased receivable activity at the date of acquisition:

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
The following table presents unaudited pro forma results of operations for the three-month period ended March 31, 2024 as if the acquisition of SCF had occurred on January 1, 2024. The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2024, primarily due to the Company's lower cost of funding as compared to SCF.

(In Thousands, except per share data)	Three Months Ended March 31, 2024
	(Unaudited)
	Company	SCF[1]	Pro Forma Adjustments[2]	Pro Forma Combined
Net interest and other income	$34,291	$5,122		$39,413
Net income	8,199	1,123	(319)	9,003
Earnings Per Share, Basic	$1.49			$1.64
Earnings Per Share, Diluted	$1.48			$1.62
Weighted Average Shares Outstanding, Basic	5,499,578			5,499,578
Weighted Average Shares Outstanding, Diluted	5,554,930			5,554,930
1SCF represents unaudited results from January 1 to March 31 for 2024.
2Proforma adjustments include a provision for income taxes using the Company's statutory rate.

3. Investment Securities
Marketable Equity Securities
The Company held marketable equity securities with fair values of $8.7 million at both March 31, 2025 and December 31, 2024. The realized and unrealized gains (losses) recognized on marketable equity securities in other operating income in the Company's Consolidated Statements of Income were as follows:

	Three Months Ended March 31,
(In Thousands)	2025	2024
Unrealized gain (loss) on marketable equity securities	($50)	$314
Total	($50)	$314

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

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2025
Securities available for sale
U.S. Treasury and government sponsored entities	$424,446	$865	($8,340)	$—	$416,971
U.S. Agency mortgage-backed securities	5,063	—	—		5,063
Corporate bonds	5,009	—	(173)	—	4,836
Collateralized loan obligations	36,196	35	(5)	—	36,226
Total securities available for sale	$470,714	$900	($8,518)	$—	$463,096

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025
Securities held to maturity
Corporate bonds	$36,750	$96	($1,157)	$35,689
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$36,750	$96	($1,157)	$35,689

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2024
Securities available for sale
U.S. Treasury and government sponsored entities	$444,370	$294	($11,733)	$—	$432,931
Corporate bonds	9,009	9	(223)	—	8,795
Collateralized loan obligations	36,827	66	(2)	—	36,891
Total securities available for sale	$490,206	$369	($11,958)	$—	$478,617

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Securities held to maturity
Corporate bonds	$36,750	$175	($1,175)	$35,750
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$36,750	$175	($1,175)	$35,750

Gross unrealized losses on available for sale securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2025 and December 31, 2024 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31,2025
Securities available for sale
U.S. Treasury and government sponsored entities	$29,664	($113)	$331,441	($8,227)	$361,105	($8,340)
Corporate bonds	—	—	4,836	(173)	4,836	(173)
Collateralized loan obligations	9,362	(5)	—	—	9,362	(5)
Total	$39,026	($118)	$336,277	($8,400)	$375,303	($8,518)
Securities Held to Maturity
Corporate bonds	$—	$—	$20,593	($1,157)	$20,593	($1,157)
Total	$—	$—	$20,593	($1,157)	$20,593	($1,157)

December 31, 2024:
Securities available for sale
U.S. Treasury and government sponsored entities	$44,262	($422)	$358,446	($11,311)	$402,708	($11,733)
Corporate bonds	—	—	4,786	(223)	4,786	(223)
Collateralized loan obligations	—	—	4,993	(2)	4,993	(2)
Total	$44,262	($422)	$368,225	($11,536)	$412,487	($11,958)
Securities Held to Maturity
Corporate bonds	$—	$—	$20,575	($1,175)	$20,575	($1,175)
Total	$—	$—	$20,575	($1,175)	$20,575	($1,175)

Management evaluates available for sale debt securities and securities held to maturity in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to the extent to which the fair value is less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

At March 31, 2025, the Company had six available for sale securities in an unrealized loss position without an ACL, respectively, that have been in a loss position for less than twelve months. There were 36 available for sale securities without an ACL with unrealized losses at March 31, 2025 that have been in a loss position for more than twelve months. At March 31, 2025, the Company had three held to maturity securities in an unrealized loss position without an ACL that have been in a loss position for more than twelve months. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2025, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, primarily changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company's Consolidated Statements of Income.

At March 31, 2025 and December 31, 2024, carrying amounts of $200.8 million and $177.4 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and estimated fair values of available for sale and held to maturity debt securities at March 31, 2025, are distributed by contractual maturity as shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
US Treasury and government sponsored entities
Within 1 year	$150,785	$148,400
1-5 years	273,661	268,571
Total	$424,446	$416,971
U.S. Agency mortgage-backed securities
Over 10 years	$5,063	$5,063
Total	$5,063	$5,063
Corporate bonds
Within 1 year	$10,000	$9,981
1-5 years	5,009	4,836
5-10 years	26,750	25,708
Total	$41,759	$40,525
Collateralized loan obligations
5-10 years	$32,196	$32,223
Over 10 years	4,000	4,003
Total	$36,196	$36,226

There were no proceeds from sales of investment securities for the three-month periods ending March 31, 2025 and 2024.
A summary of interest income for the three-month periods ending March 31, 2025 and 2024, on available for sale investment securities are as follows:

	Three Months Ended March 31,
(In Thousands)	2025	2024
US Treasury and government sponsored entities	$2,324	$2,569
U.S. Agency mortgage-backed securities	4	—
Other	624	1,146
Total taxable interest income	$2,952	$3,715
Municipal securities	$—	$3
Total tax-exempt interest income	$—	$3
Total	$2,952	$3,718

4.  Loans and Allowance for Credit Losses
Loans Held for Sale
Loans held for sale are comprised entirely of 1-4 family residential mortgage loans as of March 31, 2025 and December 31, 2024. The Company designates loans held for sale as either carried at fair value or the lower of cost or fair value at loan level at origination.
Loans Held for Investment
The following table presents amortized cost and unpaid principal balance of loans, categorized by the segments used in the Company's Current Expected Credit Losses (“CECL”) methodology to assess credit risk, for the periods indicated:

	March 31, 2025			December 31, 2024
(In Thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial & industrial loans	$491,945	$494,286	($2,341)	$437,922	$440,163	($2,241)
Commercial real estate:
Owner occupied properties	428,443	430,442	(1,999)	418,092	420,060	(1,968)
Non-owner occupied and multifamily properties	686,097	690,277	(4,180)	615,662	619,431	(3,769)
Residential real estate:
1-4 family residential properties secured by first liens	188,086	188,219	(133)	270,966	270,535	431
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	54,225	53,836	389	49,160	48,857	303
1-4 family residential construction loans	33,786	34,017	(231)	39,516	39,789	(273)
Other construction, land development and raw land loans	155,158	156,211	(1,053)	212,561	214,068	(1,507)
Obligations of states and political subdivisions in the US	30,941	30,939	2	29,471	29,468	3
Agricultural production, including commercial fishing	46,296	46,513	(217)	45,840	46,069	(229)
Consumer loans	7,508	7,424	84	7,638	7,562	76
Other loans	1,845	1,855	(10)	2,435	2,448	(13)
Total	2,124,330	2,134,019	(9,689)	2,129,263	2,138,450	(9,187)
Allowance for credit losses	(20,922)			(22,020)
Net loans	$2,103,408	$2,134,019	($9,689)	$2,107,243	$2,138,450	($9,187)
The difference between the amortized cost and unpaid principal balance is net deferred origination fees totaling $9.7 million at March 31, 2025 and $9.2 million at December 31, 2024.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $9.9 million and $8.4 million at March 31, 2025 and December 31, 2024, respectively, and is included in other assets in the Consolidated Balance Sheets.

Allowance for Credit Losses
The table below presents activity in the ACL related to loans held for investment for the periods indicated.

Three Months Ended March 31,	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2025
Commercial & industrial loans	$5,800	$1,550	($37)	$74	$7,387
Commercial real estate:
Owner occupied properties	2,944	(502)	—	—	2,442
Non-owner occupied and multifamily properties	3,967	(11)	—	—	3,956
Residential real estate:
1-4 family residential properties secured by first liens	4,364	(308)	—	—	4,056
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	775	(13)	—	7	769
1-4 family residential construction loans	230	(11)	—	—	219
Other construction, land development and raw land loans	3,589	(1,883)	—	—	1,706
Obligations of states and political subdivisions in the US	106	17	—	—	123
Agricultural production, including commercial fishing	169	16	—	2	187
Consumer loans	71	12	(13)	1	71
Other loans	5	1	—	—	6
Total	$22,020	($1,132)	($50)	$84	$20,922
2024
Commercial & industrial loans	$3,438	$890	($149)	$361	$5,800
Commercial real estate:
Owner occupied properties	2,867	77	—	—	2,944
Non-owner occupied and multifamily properties	3,294	673	—	—	3,967
Residential real estate:
1-4 family residential properties secured by first liens	3,470	894	—	—	4,364
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	551	202	—	22	775
1-4 family residential construction loans	191	39	—	—	230
Other construction, land development and raw land loans	3,127	462	—	—	3,589
Obligations of states and political subdivisions in the US	80	26	—	—	106
Agricultural production, including commercial fishing	168	20	(25)	6	169
Consumer loans	81	(9)	(15)	14	71
Other loans	3	2	—	—	5
Total	$17,270	$3,276	($189)	$403	$22,020

The following table shows gross charge-offs by year of loan origination for the periods indicated:

Three Months Ended March 31,

(In Thousands)	2025	2024	2023	2022	2021	Prior	Total
2025
Commercial & industrial loans	$—	$—	$—	$—	$37	$—	$37
Consumer loans	—	—	3	—	—	10	13
Total	$—	$—	$3	$—	$37	$10	$50
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

March 31, 2025	2025	2024	2023	2022	2021	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$40,464	$108,928	$72,264	$113,643	$36,159	$75,313	$446,771
Classified	792	119	6,120	16,724	14,160	7,259	45,174
Total commercial & industrial loans	$41,256	$109,047	$78,384	$130,367	$50,319	$82,572	$491,945

Commercial real estate:
Owner occupied properties
Pass	$9,058	$79,991	$48,041	$71,034	$59,637	$140,247	$408,008

Classified	—	—	—	3,743	—	16,692	20,435
Total commercial real estate owner occupied properties	$9,058	$79,991	$48,041	$74,777	$59,637	$156,939	$428,443

Non-owner occupied and multifamily properties
Pass	$15,628	$121,670	$74,433	$141,104	$88,876	$233,296	$675,007
Classified	—	—	—	1,162	29	9,899	11,090
Total commercial real estate non-owner occupied and multifamily properties	$15,628	$121,670	$74,433	$142,266	$88,905	$243,195	$686,097

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$12,212	$108,703	$10,497	$41,789	$3,245	$10,752	$187,198
Classified	—	—	521	315	—	52	888
Total residential real estate 1-4 family residential properties secured by first liens	$12,212	$108,703	$11,018	$42,104	$3,245	$10,804	$188,086

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$4,815	$20,177	$12,985	$5,166	$2,669	$7,770	$53,582
Classified	—	—	373	—	—	270	643
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$4,815	$20,177	$13,358	$5,166	$2,669	$8,040	$54,225

1-4 family residential construction loans
Pass	$5,123	$18,661	$413	$2,353	$—	$7,236	$33,786
Classified	—	—	—	—	—	—	—
Total residential real estate 1-4 family residential construction loans	$5,123	$18,661	$413	$2,353	$—	$7,236	$33,786

Other construction, land development and raw land loans
Pass	$3,652	$58,947	$58,857	$14,180	$9,151	$8,794	$153,581
Classified	—	—	—	—	—	1,577	1,577
Total other construction, land development and raw land loans	$3,652	$58,947	$58,857	$14,180	$9,151	$10,371	$155,158

Obligations of states and political subdivisions in the US
Pass	$—	$1,699	$—	$29,241	$—	$1	$30,941
Classified	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$—	$1,699	$—	$29,241	$—	$1	$30,941

Agricultural production, including commercial fishing
Pass	$150	$8,117	$9,258	$8,323	$15,850	$4,461	$46,159
Classified	—	—	—	—	137	—	137
Total agricultural production, including commercial fishing	$150	$8,117	$9,258	$8,323	$15,987	$4,461	$46,296

Consumer loans
Pass	$833	$2,690	$2,103	$672	$63	$1,097	$7,458
Classified	—	—	45	5	—	—	50
Total consumer loans	$833	$2,690	$2,148	$677	$63	$1,097	$7,508

Other loans
Pass	$—	$—	$192	$108	$282	$1,263	$1,845
Classified	—	—	—	—	—	—	—
Total other loans	$—	$—	$192	$108	$282	$1,263	$1,845

Total loans
Pass	$91,935	$529,583	$289,043	$427,613	$215,932	$490,230	$2,044,336
Classified	792	119	7,059	21,949	14,326	35,749	79,994
Total loans	$92,727	$529,702	$296,102	$449,562	$230,258	$525,979	$2,124,330

Total pass loans	$91,935	$529,583	$289,043	$427,613	$215,932	$490,230	$2,044,336
Government guarantees	(7,768)	(39,014)	(17,408)	(5,227)	(13,158)	(18,657)	(101,232)
Total pass loans, net of government guarantees	$84,167	$490,569	$271,635	$422,386	$202,774	$471,573	$1,943,104

Total classified loans	$792	$119	$7,059	$21,949	$14,326	$35,749	$79,994
Government guarantees	—	—	(1,604)	(17,134)	(12,752)	(12,954)	(44,444)
Total classified loans, net government guarantees	$792	$119	$5,455	$4,815	$1,574	$22,795	$35,550

December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$112,361	$70,871	$120,377	$37,628	$10,581	$40,288	$392,106
Classified	201	3,386	16,888	14,973	5,759	4,609	45,816
Total commercial & industrial loans	$112,562	$74,257	$137,265	$52,601	$16,340	$44,897	$437,922

Commercial real estate:
Owner occupied properties
Pass	$68,074	$48,655	$74,611	$64,234	$74,662	$74,987	$405,223
Classified	—	—	492	—	348	12,029	12,869
Total commercial real estate owner occupied properties	$68,074	$48,655	$75,103	$64,234	$75,010	$87,016	$418,092

Non-owner occupied and multifamily properties
Pass	$114,879	$70,806	$104,924	$73,008	$65,592	$175,349	$604,558
Classified	—	—	1,166	30	—	9,908	11,104
Total commercial real estate non-owner occupied and multifamily properties	$114,879	$70,806	$106,090	$73,038	$65,592	$185,257	$615,662

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$103,919	$108,642	$43,562	$3,279	$4,228	$6,978	$270,608
Classified	—	205	—	—	—	153	358
Total residential real estate 1-4 family residential properties secured by first liens	$103,919	$108,847	$43,562	$3,279	$4,228	$7,131	$270,966

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$18,946	$13,553	$5,116	$2,695	$2,097	$6,083	$48,490
Classified	—	372	—	—	—	298	670
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$18,946	$13,925	$5,116	$2,695	$2,097	$6,381	$49,160

1-4 family residential construction loans
Pass	$25,458	$4,118	$2,353	$—	$—	$7,587	$39,516
Classified	—	—	—	—	—	—	—
Total residential real estate 1-4 family residential construction loans	$25,458	$4,118	$2,353	$—	$—	$7,587	$39,516

Other construction, land development and raw land loans
Pass	$63,430	$60,693	$51,809	$25,836	$1,236	$7,942	$210,946
Classified	—	—	—	—	—	1,615	1,615
Total other construction, land development and raw land loans	$63,430	$60,693	$51,809	$25,836	$1,236	$9,557	$212,561

Obligations of states and political subdivisions in the US
Pass	$—	$—	$29,471	$—	$—	$—	$29,471
Classified	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$—	$—	$29,471	$—	$—	$—	$29,471

Agricultural production, including commercial fishing
Pass	$8,097	$8,776	$8,380	$15,847	$3,109	$1,631	$45,840
Classified	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$8,097	$8,776	$8,380	$15,847	$3,109	$1,631	$45,840

Consumer loans
Pass	$3,346	$2,377	$717	$75	$252	$820	$7,587

Classified	—	45	5	—	—	1	51
Total consumer loans	$3,346	$2,422	$722	$75	$252	$821	$7,638

Other loans
Pass	$—	$345	$122	$285	$1,683	$—	$2,435
Classified	—	—	—	—	—	—	—
Total other loans	$—	$345	$122	$285	$1,683	$—	$2,435

Total loans
Pass	$518,510	$388,836	$441,442	$222,887	$163,440	$321,665	$2,056,780
Classified	201	4,008	18,551	15,003	6,107	28,613	72,483
Total loans	$518,711	$392,844	$459,993	$237,890	$169,547	$350,278	$2,129,263

Total pass loans	$518,510	$388,836	$441,442	$222,887	$163,440	$321,665	$2,056,780
Government guarantees	(35,244)	(12,421)	(7,727)	(13,785)	(1,591)	(17,276)	(88,044)
Total pass loans, net of government guarantees	$483,266	$376,415	$433,715	$209,102	$161,849	$304,389	$1,968,736

Total classified loans	$201	$4,008	$18,551	$15,003	$6,107	$28,613	$72,483
Government guarantees	—	(1,640)	(14,816)	(13,476)	(5,183)	(7,963)	(43,078)
Total classified loans, net government guarantees	$201	$2,368	$3,735	$1,527	$924	$20,650	$29,405

Past Due Loans: The following tables present an aging of contractually past due loans as of the periods presented:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due Still Accruing
March 31, 2025
Commercial & industrial loans	$—	$80	$1,499	$1,579	$490,366	$491,945	$—
Commercial real estate:
Owner occupied properties	—	—	217	217	428,226	428,443	—
Non-owner occupied and multifamily properties	—	—	—	—	686,097	686,097	—
Residential real estate:
1-4 family residential properties secured by first liens	991	—	—	991	187,095	188,086	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	—	460	460	53,765	54,225	—
1-4 family residential construction loans	—	—	—	—	33,786	33,786	—
Other construction, land development and raw land loans	—	—	1,490	1,490	153,668	155,158	—
Obligations of states and political subdivisions in the US	—	—	—	—	30,941	30,941	—
Agricultural production, including commercial fishing	—	—	—	—	46,296	46,296	—
Consumer loans	—	—	—	—	7,508	7,508	—
Other loans	—	—	—	—	1,845	1,845	—
Total	$991	$80	$3,666	$4,737	$2,119,593	$2,124,330	$—
December 31, 2024
Commercial & industrial loans	$718	$—	$1,558	$2,276	$435,646	$437,922	$—
Commercial real estate:
Owner occupied properties	—	492	224	716	417,376	418,092	—
Non-owner occupied and multifamily properties	—	—	—	—	615,662	615,662	—
Residential real estate:
1-4 family residential properties secured by first liens	712	323	205	1,240	269,726	270,966	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	—	466	466	48,694	49,160	17
1-4 family residential construction loans	—	—	94	94	39,422	39,516	—
Other construction, land development and raw land loans	—	—	1,432	1,432	211,129	212,561	—
Obligations of states and political subdivisions in the US	—	—	—	—	29,471	29,471	—
Agricultural production, including commercial fishing	—	—	—	—	45,840	45,840	—
Consumer loans	—	—	—	—	7,638	7,638	—
Other loans	—	—	—	—	2,435	2,435	—
Total	$1,430	$815	$3,979	$6,224	$2,123,039	$2,129,263	$17

Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $8.0 million and $7.5 million at March 31, 2025 and December 31, 2024, respectively. The following table presents loans on nonaccrual status and loans on nonaccrual status for the periods presented for which there was no related ACL. All loans with no ACL are individually evaluated for credit losses in the Company's CECL methodology.

	March 31, 2025		December 31, 2024
(In Thousands)	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL

Commercial & industrial loans	$5,600	$1,966	$4,983	$4,760
Commercial real estate:
Owner occupied properties	217	217	224	224
Residential real estate:
1-4 family residential properties secured by first liens	221	—	233	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	540	460	550	466
1-4 family residential construction loans	—	—	94	94
Other construction, land development and raw land loans	1,490	1,490	1,432	1,432
Total nonaccrual loans	8,068	4,133	7,516	6,976
Government guarantees on nonaccrual loans	(80)	(80)	—	—
Net nonaccrual loans	$7,988	$4,053	$7,516	$6,976

There was no interest on nonaccrual loans reversed through interest income during the three-month periods ending March 31, 2025 or March 31, 2024.

There was no interest earned on nonaccrual loans with a principal balance during the three-month periods ending March 31, 2025 and March 31, 2024. However, the Company recognized interest income of $42,000 and $202,000 in the three-month periods ending March 31, 2025 and 2024, respectively, related to interest collected on nonaccrual loans whose principal had been paid down to zero.

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

The following table shows the amortized cost basis of the loans that were both experiencing financial difficulty and modified during the periods indicated, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Three Months Ended March 31, 2025
	Payment Modification	Term and payment modifications	Total Modifications	Percentage of Class of Financing Receivable
(In Thousands)
Commercial real estate:
Owner occupied properties	$—	$3,252	$3,252	0.76%
Total	$—	$3,252	$3,252	0.15%

	Three Months Ended March 31, 2024
	Term Modification	Term and payment modifications	Total Modifications	Percentage of Class of Financing Receivable
(In Thousands)
Commercial & industrial loans	$5,396	$265	$5,661	1.43%
Total	$5,396	$842	$5,661	0.31%

The Company has no outstanding unfunded commitments to the borrowers included in the previous tables.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty as of the dates indicated:

	Three Months Ended March 31, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (months)
(In Thousands)
Commercial real estate:
Owner occupied properties	$—	—%	33

	Three Months Ended March 31, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (months)
(In Thousands)
Commercial & industrial loans	$—	8%	7

The following table presents the amortized cost basis of loans to borrowers experiencing financial difficulty as of the dates indicated:

	March 31, 2025	December 31, 2024
(In Thousands)
Commercial & industrial loans	$4,318	$5,075
Commercial real estate:
Owner occupied properties	3,468	224
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	460	466
1-4 family residential construction loans	—	94
Other construction, land development and raw land loans	1,490	1,432
Total	$9,736	$7,291
:

The following table presents the amortized cost basis of loans that had a payment default during the period indicated and were modified in the twelve months before default to borrowers experiencing financial difficulty:

Three Months Ended March 31, 2025
Term modification
(In Thousands)
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$—
1-4 family residential construction loans	—
Other construction, land development and raw land loans	—
Total	$—

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

The Company monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the payment performance of loans that have been modified in the last twelve months as of the date indicated:

	March 31, 2025
	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total
(In Thousands)
Commercial & industrial loans	$—	$—	$—	$4,318	$4,318
Commercial real estate:
Owner occupied properties	—	217	217	3,251	3,468
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	460	460	—	460
Other construction, land development and raw land loans	—	1,490	1,490	—	1,490
Total	$—	$2,167	$2,167	$7,569	$9,736

	March 31, 2024
	30-59 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total
(In Thousands)
Commercial & industrial loans	$—	$—	$—	$7,633	$7,633
Commercial real estate:
Owner occupied properties	—	—	—	253	253
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	112	—	112	—	112
1-4 family residential construction loans	109	—	109	—	109
Other construction, land development and raw land loans	968	—	968	572	1,540
Total	$—	$—	$1,189	$8,458	$9,647

Upon the Company's determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

5. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of an ACL, and have a maturity of less than one year. Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal. There were seven nonperforming purchased receivables with a balance of $4.0 million as of March 31, 2025 and there were four nonperforming purchased receivable with a balance of $3.8 million as of December 31, 2024 for which management was not accruing income.
The following table summarizes the components of net purchased receivables for the dates indicated:

(In Thousands)	March 31, 2025	December 31, 2024
Purchased receivables	$99,184	$77,727
Allowance for credit losses - purchased receivables	(3,695)	(3,649)
Total	$95,489	$74,078

The following table sets forth information regarding changes in the ACL on purchased receivables for the period indicated:

	Three Months Ended March 31,
(In Thousands)	2025	2024
Balance at beginning of year	$3,649	$—
Charge-offs	—	—
Recoveries	—	—
Charge-offs net of recoveries	—	—
Provision for purchased receivables	46	—
Balance at end of year	$3,695	$—

6. Servicing Rights
Mortgage servicing rights
The following table details the activity in the Company's mortgage servicing rights (“MSR”) for the three-month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In Thousands)	2025	2024

Balance, beginning of period	$26,439	$19,564
Additions for new MSR capitalized	1,230	516
Changes in fair value:
Due to changes in model inputs of assumptions (1)	(322)	289
Other (2)	(533)	(314)
Balance, end of period	$26,814	$20,055

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

The following table details information related to our serviced mortgage loan portfolio as of March 31, 2025 and December 31, 2024:

(In Thousands)	March 31, 2025	December 31, 2024

Balance of mortgage loans serviced for others	$1,484,714	$1,460,720
Weighted average rate of note	4.50%	4.46%
MSR as a percentage of serviced loans	1.81%	1.81%

    The Company recognized servicing fees of $1.5 million and $1.0 million during the three-month periods ending March 31, 2025 and 2024, respectively, which includes contractually specified servicing fees and ancillary fees as a component of other noninterest income in the Company's Consolidated Statements of Income.

    The following table outlines the weighted average key assumptions used in measuring the fair value of MSRs and the sensitivity of the current fair value of MSRs to immediate adverse changes in those assumptions as of the dates indicated. See Note 9 for additional information on key assumptions for MSR fair value determinations.

(In Thousands)	March 31, 2025	December 31, 2024

Fair value of MSRs	$26,814	$26,439
Expected weighted-average life (in years)	9.31	9.51

Key assumptions:
Constant prepayment rate[1]	9.35%	9.09%
Impact on fair value from 10% adverse change	($959)	($935)
Impact on fair value from 25% adverse change	($2,281)	($2,222)
Discount rate	10.99%	10.99%
Impact on fair value from 100 basis point increase	($1,582)	($1,592)
Impact on fair value from 200 basis point increase	($2,529)	($2,544)
Cost to service assumptions ($ per loan)	$81	$81
Impact on fair value from 10% adverse change	($231)	($235)
Impact on fair value from 25% adverse change	($578)	($588)
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

Commercial servicing rights
    The commercial servicing rights asset (“CSR”) has a carrying value of $2.3 million at March 31, 2025 and $2.2 million at December 31, 2024, respectively, and is included in other assets and carried at fair value on the Company's Consolidated Balance Sheets. Total commercial loans serviced for others were $295.3 million and $279.7 million at March 31, 2025 and December 31, 2024, respectively. Key assumptions used in measuring the fair value of the CSR as of March 31, 2025 and December 31, 2024 include a constant prepayment rate of 11.38% and a discount rate of 12.00%.

7. Leases

    The Company's lease commitments consist primarily of agreements to lease land and office facilities that it occupies to operate several of its retail branch locations that are classified as operating leases and are recognized on the balance sheet as right-of-use (“ROU”) assets and lease liabilities. As of March 31, 2025, the Company has operating lease ROU assets of $7.6 million and operating lease liabilities of $7.7 million. As of December 31, 2024, the Company had operating lease ROU assets of $7.5 million and operating lease liabilities of $7.5 million. The Company did not have any agreements that are classified as finance leases as of March 31, 2025 or December 31, 2024.

    The following table presents additional information about the Company's operating leases for the periods indicated:

	Three Months Ended March 31,
(In Thousands)	2025	2024
Lease Cost
Operating lease cost(1)	$708	$737
Short term lease cost(1)	86	38
Total lease cost	$794	$775

Other information
Operating leases - operating cash flows	$687	$683
Weighted average lease term - operating leases, in years	11.35	10.36
Weighted average discount rate - operating leases	3.75%	3.60%
(1) Expenses are classified within occupancy expense on the Consolidated Statements of Income.

    The table below reconciles the remaining undiscounted cash flows for the next five years for each twelve-month period presented (unless otherwise indicated) and the total of the subsequent remaining years to the operating lease liabilities recorded on the balance sheet:

(In Thousands)	Operating Leases
2025 (Nine months)	$1,999
2026	1,498
2027	1,028
2028	731
2029	553
Thereafter	3,751
Total minimum lease payments	$9,560
Less: amount of lease payment representing interest	(1,878)
Present value of future minimum lease payments	$7,682

8.  Derivatives
Derivatives swaps related to community banking activities
    The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution (“counterparty”). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a “well-capitalized” institution under applicable regulatory guidelines, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $584,000 as of March 31, 2025 and $579,000 as of December 31, 2024, in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements.
    The Company had interest rate swaps related to commercial loans with an aggregate notional amount of $321.2 million and $309.0 million at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025, the notional amount of interest rate swaps is made up of 26 variable to fixed rate swaps to commercial loan customers totaling $160.6 million, and 26 fixed to variable rate swaps with a counterparty totaling $160.6 million. Changes in fair value from these 26 interest rate swaps offset each other in the three-month periods ending March 31, 2025. The Company recognized $129,000 and $63,000 in fee income related to interest rate swaps in the three-month periods ending March 31, 2025 and 2024, respectively. Interest rate swap income is recorded in other operating income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
    The Company has an interest rate swap to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Northrim Statutory Trust 2 at 3.72% through its maturity date. The floating rate that the dealer pays was equal to the three month LIBOR plus 1.37% through September 15, 2023. The floating rate that the dealer pays is now equal to the three month CME SOFR plus tenor spread adjustment 0.26% plus 1.37%, which reprices quarterly on the payment date. This rate was 5.93% as of March 31, 2025. The Company pledged $130,000 in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of March 31, 2025 and December 31, 2024. Changes in the fair value of this interest rate swap are reported in other comprehensive income on the Consolidated Statements of Income. The unrealized gain, net of tax on this interest rate swap was $1.1 million as of March 31, 2025 and the unrealized gain, net of tax was $1.3 million as of December 31, 2024.
Derivatives related to home mortgage banking activities
    The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as “interest rate lock commitments”. The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. Residential Mortgage Holding Company, LLC, the parent company of Residential Mortgage, LLC (collectively “RML”) had commitments to originate mortgage loans held for sale totaling $68.3 million and $32.3 million at March 31, 2025 and December 31, 2024, respectively. Changes in the value of RML's interest rate derivatives are recorded in mortgage banking income on the Consolidated Statements of Income. None of these derivatives are designated as hedging instruments.

    The following table presents the fair value of derivatives not designated as hedging instruments at March 31, 2025 and December 31, 2024:

(In Thousands)	Asset Derivatives
		March 31, 2025	December 31, 2024
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$10,235	$13,011
Interest rate lock commitments	Other assets	1,389	465
Retail interest rate contracts	Other assets	—	49
Total		$11,624	$13,525

(In Thousands)	Liability Derivatives
		March 31, 2025	December 31, 2024
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$10,235	$13,011
Retail interest rate contracts	Other liabilities	172	—
Total		$10,407	$13,011
    The following table presents the net gains (losses) of derivatives not designated as hedging instruments for periods indicated below:

		Three Months Ended March 31,
(In Thousands)	Income Statement Location	2025	2024
Retail interest rate contracts	Mortgage banking income	($309)	$121
Interest rate lock commitments	Mortgage banking income	880	385
Total		$571	$506
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

    The following table summarizes the derivatives that have a right of offset as of March 31, 2025 and December 31, 2024:

March 31, 2025				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$10,235	$—	$10,235	$—	$—	$10,235

Liability Derivatives
Interest rate swaps	$10,235	$—	$10,235	$—	$10,235	$—
Retail interest rate contracts	172	—	172	—	—	172

December 31, 2024				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$13,011	$—	$13,011	$—	$—	$13,011
Retail interest rate contracts	49	—	49	—	—	49

Liability Derivatives
Interest rate swaps	$13,011	$—	$13,011	$—	$13,011	$—

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

Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2025, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Company has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.

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

    Estimated fair values as of the periods indicated are as follows:

	March 31, 2025		December 31, 2024
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$65,523	$65,523	$62,736	$62,736
Investment securities available for sale	247,392	247,392	268,781	268,781
Marketable equity securities	8,669	8,669	8,719	8,719

Level 2 inputs:
Investment securities available for sale	215,704	215,704	209,836	209,836
Loans held for sale	159,603	159,603	59,957	59,957
Interest rate swaps	11,768	11,768	14,788	14,788

Level 3 inputs:
Investment securities held to maturity	36,750	35,689	36,750	35,750
Loans	2,124,330	2,182,020	2,129,263	2,014,070
Purchased receivables, net	95,489	95,489	74,078	74,078
Interest rate lock commitments	1,389	1,389	465	465
Mortgage servicing rights	26,814	26,814	26,439	26,439
Commercial servicing rights	2,317	2,317	2,194	2,194

Financial liabilities:
Level 2 inputs:
Deposits	$2,777,977	$2,779,991	$2,680,189	$2,683,029
Borrowings	13,136	10,393	23,045	19,991
Interest rate swaps	10,235	10,235	13,011	13,011

Level 3 inputs:
Junior subordinated debentures	10,310	11,061	10,310	10,897

    The following table sets forth the balances as of the periods indicated of assets and liabilities measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$416,971	$247,392	$169,579	$—
U.S. Agency mortgage-backed securities	5,063	—	5,063	—
Corporate bonds	4,836	—	4,836	—
Collateralized loan obligations	36,226	—	36,226	—
Total available for sale securities	$463,096	$247,392	$215,704	$—
Marketable equity securities	$8,669	$8,669	$—	$—
Total marketable equity securities	$8,669	$8,669	$—	$—
Interest rate swaps	$11,768	$—	$11,768	$—
Interest rate lock commitments	1,389	—	—	1,389
Mortgage servicing rights	26,814	—	—	26,814
Commercial servicing rights	2,317	—	—	2,317
Total other assets	$42,288	$—	$11,768	$30,520
Liabilities:
Interest rate swaps	$10,235	$—	$10,235	$—
Retail interest rate contracts	172	—	172	—
Total other liabilities	$10,407	$—	$10,407	$—
December 31, 2024
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$432,931	$259,986	$172,945	$—
Municipal securities	—	—	—	—
Corporate bonds	8,795	8,795	—	—
Collateralized loan obligations	36,891	—	36,891	—
Total available for sale securities	$478,617	$268,781	$209,836	$—
Marketable equity securities	$8,719	$8,719	$—	$—
Total marketable securities	$8,719	$8,719	$—	$—
Interest rate swaps	$14,788	$—	$14,788	$—
Interest rate lock commitments	465	—	—	465
Mortgage servicing rights	26,439	—	—	26,439
Commercial servicing rights	2,194	—	—	2,194
Retail interest rate contracts	49	—	49	—
Total other assets	$43,935	$—	$14,837	$29,098
Liabilities:
Interest rate swaps	$13,011	$—	$13,011	$—
Total other liabilities	$13,011	$—	$13,011	$—

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and three-month periods ended March 31, 2025 and 2024:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended March 31, 2025
Interest rate lock commitments	$465	($226)	$1,996	($846)	$1,389	$1,389
Mortgage servicing rights	26,439	(855)	1,230	—	26,814	—
Commercial servicing rights	2,194	(73)	196	—	2,317	—
Total	$29,098	($1,154)	$3,422	($846)	$30,520	$1,389
Three Months Ended March 31, 2024
Interest rate lock commitments	$342	($275)	$2,513	($1,815)	$765	$765
Mortgage servicing rights	19,564	(25)	516	—	20,055	—
Commercial servicing rights	2,200	(129)	29	—	2,100	—
Total	$22,106	($429)	$3,058	($1,815)	$22,920	$765

    There were no changes in unrealized gains and losses for the three-month periods ending March 31, 2025 and 2024 included in other comprehensive income for recurring Level 3 fair value measurements.

    As of and for the periods ending March 31, 2025 and December 31, 2024, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis.  For loans individually measured for credit losses, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Loans individually measured for credit losses	$—	$—	$—	$—
Total	$—	$—	$—	$—
December 31, 2024
Loans individually measured for credit losses	$—	$—	$—	$—
Total	$—	$—	$—	$—
    The following table presents the (gains) losses resulting from nonrecurring fair value adjustments for the three-month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In Thousands)	2025	2024
Loans individually measured for credit losses	$—	$184
Other real estate owned	—	—
Total loss from nonrecurring measurements	$—	$184

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
    The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at March 31, 2025 and December 31, 2024:

Financial Instrument	Valuation Technique - Recurring Basis	Unobservable Input	Weighted Average Rate Range
March 31, 2025
Interest rate lock commitment	External pricing model	Pull through rate	91.19%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	8.45% - 21.31%
		Discount rate	9.50% - 11.00%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	3.13% - 18.23%
		Discount rate	12.00%
December 31, 2024
Interest rate lock commitment	External pricing model	Pull through rate	93.35%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	2.01% - 14.91%
		Discount rate	9.50% - 11.00%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	3.13% - 18.23%
		Discount rate	12.00%

10.  Segment Information
    The Company's operations are managed along three operating segments: Community Banking, Home Mortgage Lending, and Specialty Finance. The Company reevaluated our reportable operating segments in the fourth quarter of 2024 concurrent with the acquisition of SCF, which resulted in the addition of the Specialty Finance segment. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of March 31, 2025, the Community Banking segment operated 20 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties, mortgage loan servicing for a portion of mortgage loans sold, and investment in certain 1-4 family residential mortgage loans on our balance sheet. The Specialty Finance segment's principal business focus is factoring, asset based lending and alternative working capital solutions to small and medium sized enterprises, and includes SCF and Northrim Funding Services, which was previously reported in the Community Banking segment prior to the acquisition of SCF.
The Company's reportable segments are determined by our Chief Financial Officer and the Chief Executive Officer, whom collectively are the designated chief operating decision maker. The reportable segments are determined based on information provided about the Company's products and services offered. They are also distinguished by the level of information provided to the chief operating decision maker, who uses the information to review performance of various components of the business, which are then aggregated if operating performance, products and services, and customers are similar. The chief operating decision maker evaluates the financial performance of the Company's business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the performance of the Company's segments and in the determination of allocating resources. Segment pretax net income or loss is used to assess the performance of the community banking segment by monitoring the margin between interest income and interest expense and the efficiency ratio specific to the segment. Segment pretax net income or loss is used to assess the performance of the home mortgage lending segment by monitoring the premium received on loan sales, the margin between interest income and interest expense, and the profitability of home mortgage servicing activities. Segment pretax net income or loss is used to assess the performance of the specialty finance segment by monitoring pretax income and the yield of purchased receivable fees.
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

    Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results for the periods presented is shown in the following tables:

	Three Months Ended March 31, 2025
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$36,573	$4,392	$596	$41,561
Interest expense	8,422	1,346	496	10,264
Net interest income	28,151	3,046	100	31,297
Provision (benefit) for credit losses	(1,768)	(307)	666	(1,409)
Net interest income after provision for credit losses	29,919	3,353	(566)	32,706
Net realized gains on mortgage loans sold	—	2,740	—	2,740
Change in fair value of mortgage loan commitments, net	—	660	—	660
Total production revenue	—	3,400	—	3,400
Mortgage servicing revenue	—	2,696	—	2,696
Change in fair value of mortgage servicing rights:
Due to changes in model inputs of assumptions	—	(322)	—	(322)
Other	—	(533)	—	(533)
Total mortgage servicing revenue, net	—	1,841	—	1,841
Other mortgage banking revenue	—	170	—	170
Total mortgage banking revenue	—	5,411	—	5,411
Purchased receivable income	—	—	6,150	6,150
Other operating income	2,703	—	(64)	2,639
Total other operating income	2,703	5,411	6,086	14,200
Salaries and other personnel expense	10,764	4,769	1,690	17,223
Data processing expense	2,670	263	171	3,104
Occupancy expense	1,381	438	70	1,889
Professional and outside services	562	256	297	1,115
Marketing expense	519	150	3	672
Insurance expense	989	22	6	1,017
Compensation expense - Sallyport acquisition payments	—	—	600	600
Other operating expense	1,696	1,752	263	3,711
Total other operating expense	18,581	7,650	3,100	29,331
Income before provision for income taxes	14,041	1,114	2,420	17,575
Provision for income taxes	3,253	310	688	4,251
Net income	$10,788	$804	$1,732	$13,324

March 31, 2025
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$36,573	$4,392	$596	$41,561
Mortgage banking income - external revenue	—	5,411	—	5,411
Mortgage banking income - intersegment revenues	—	441	—	441
Purchased receivable income	—	—	6,150	6,150
Other operating income	2,703	—	(64)	2,639
	39,276	10,244	6,682	56,202
Reconciliation of revenue
Elimination of intersegment revenues	—	(441)	—	(441)
Total consolidated revenues	$39,276	$9,803	$6,682	$55,761
Less:
Interest expense	8,422	1,346	496	10,264
Provision (benefit) for credit losses	(1,768)	(307)	666	(1,409)
Segment gross profit	32,622	8,764	5,520	46,906

Less(1):
Salaries and other personnel expense	$10,764	$4,769	$1,690	$17,223
Data processing expense	2,670	263	171	3,104
Occupancy expense	1,381	438	70	1,889
Professional and outside services	562	256	297	1,115
Marketing expense	519	150	3	672
Insurance expense	989	22	6	1,017
Compensation expense - Sallyport acquisition payments	—	—	600	600
Intersegment expense	441	—	—	441
Other segment items(2)	1,696	1,752	263	3,711
Segment expense	19,022	7,650	3,100	29,772

Reconciliation of expense
Elimination of intersegment expense	($441)	$—	$—	(441)
Total consolidated expense	$18,581	$7,650	$3,100	$29,331

Income before provision for income taxes	$14,041	$1,114	$2,420	$17,575
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
Home Mortgage Lending: OREO (income) expense, net of rental income and gains on sale related home mortgage loans, director fees related at RML, loan collection and collateral costs related to home mortgage loans, and other miscellaneous operating costs related to home mortgage lending activities.
Specialty Finance: miscellaneous operating costs related to specialty finance activities.

	Three Months Ended March 31, 2024
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$32,311	$3,285	$212	$35,808
Interest expense	8,096	1,053	212	9,361
Net interest income	24,215	2,232	—	26,447
Provision (benefit) for credit losses	197	(48)	—	149
Net interest income after provision for credit losses	24,018	2,280	—	26,298
Net realized gains on mortgage loans sold	—	1,980	—	1,980
Change in fair value of mortgage loan commitments, net	—	386	—	386
Total production revenue	—	2,366	—	2,366
Mortgage servicing revenue	—	1,561	—	1,561
Change in fair value of mortgage servicing rights:
Due to changes in model inputs of assumptions	—	289	—	289
Other	—	(314)	—	(314)
Total mortgage servicing revenue, net	—	1,536	—	1,536
Other mortgage banking revenue	—	129	—	129
Total mortgage banking revenue	—	4,031	—	4,031
Purchased receivable income	—	—	1,345	1,345
Other operating income	2,468	—	—	2,468
Total other operating income	2,468	4,031	1,345	7,844
Salaries and other personnel expense	10,602	4,539	276	15,417
Data processing expense	2,411	238	10	2,659
Occupancy expense	1,467	464	31	1,962
Professional and outside services	563	173	19	755
Marketing expense	380	129	4	513
Insurance expense	754	25	—	779
Other operating expense	1,001	518	34	1,553
Total other operating expense	17,178	6,086	374	23,638
Income before provision for income taxes	9,308	225	971	10,504
Provision (benefit) for income taxes	1,966	63	276	2,305
Net income	$7,342	$162	$695	$8,199

March 31, 2024
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$32,311	$3,285	$212	$35,808
Mortgage banking income - external revenue	—	4,031	—	4,031
Mortgage banking income - intersegment revenues	—	567	—	567
Purchased receivable income	—	—	1,345	1,345
Other operating income	2,468	—	—	2,468
	34,779	7,883	1,557	44,219
Reconciliation of revenue
Elimination of intersegment revenues	—	(567)	—	(567)
Total consolidated revenues	$34,779	$7,316	$1,557	$43,652
Less:
Interest expense	8,096	1,053	212	9,361
Provision (benefit) for credit losses	197	(48)	—	149
Segment gross profit	26,486	6,311	1,345	34,142

Less(1):
Salaries and other personnel expense	$10,602	$4,539	$276	$15,417
Data processing expense	2,411	238	10	2,659
Occupancy expense	1,467	464	31	1,962
Professional and outside services	563	173	19	755
Marketing expense	380	129	4	513
Insurance expense	754	25	—	779
Intersegment expense	567	—	—	567
Other segment items(2)	1,001	518	34	1,553
Segment expense	17,745	6,086	374	24,205

Reconciliation of expense
Elimination of intersegment expense	($567)	$—	$—	(567)
Total consolidated expense	$17,178	$6,086	$374	$23,638

Income before provision for income taxes	$9,308	$225	$971	$10,504
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
Home Mortgage Lending: OREO (income) expense, net of rental income and gains on sale related home mortgage loans, director fees related at RML, loan collection and collateral costs related to home mortgage loans, and other miscellaneous operating costs related to home mortgage lending activities.
Specialty Finance: miscellaneous operating costs related to specialty finance activities.

March 31, 2025
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Total assets	$2,619,966	$365,360	$155,634	$3,140,960
Loans held for sale	$—	$159,603	$—	$159,603
1-4 family residential properties secured by first liens	$—	$188,086	$—	$188,086
Purchased receivables, net	$—	$—	$95,489	$95,489
Goodwill	$7,525	$7,492	$34,857	$49,874

December 31, 2024
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Total assets	$2,547,709	$357,630	$136,530	$3,041,869
Loans held for sale	$—	$59,957	$—	$59,957
1-4 family residential properties secured by first liens	$—	$270,966	$—	$270,966
Purchased receivables, net	$—	$—	$74,078	$74,078
Goodwill	$7,525	$7,492	$35,001	$50,018

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion should be read in conjunction with the unaudited consolidated financial statements of Northrim BanCorp, Inc. (the “Company”) and the notes thereto presented elsewhere in this report and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Except as otherwise noted, references to “we”, “our”, “us” or “the Company” refer to Northrim BanCorp, Inc. and its subsidiaries that are consolidated for financial reporting purposes.
Note Regarding Forward Looking-Statements
This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements, other than statements of historical fact, regarding our financial position, business strategy, management’s plans and objectives for future operations are forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: descriptions of the financial condition, results of operations, asset based lending volumes, asset and credit quality trends and profitability and statements about the expected financial benefits and other effects of the acquisition of Sallyport Commercial Finance, LLC (“Sallyport”) by Northrim Bank; expected cost savings, synergies and other financial benefits from the acquisition of Sallyport by Northrim Bank might not be realized within the expected time frames and costs or difficulties relating to integration matters might be greater than expected; the ability of Northrim and Sallyport to execute their respective business plans; potential further increases in interest rates; the value of securities held in our investment portfolio; impact of the results of government initiatives, including tariffs, on the regulatory landscape, natural resource extraction industries, and capital markets; the impact of declines in the value of commercial and residential real estate markets, high unemployment rates, inflationary pressures and slowdowns in economic growth; changes in banking regulation or actions by bank regulators; potential further increases in inflation, supply-chain constraints, and potential geopolitical instability, including the wars in Ukraine and the Middle East; financial stress on borrowers (consumers and businesses) as a result of higher rates or an uncertain economic environment; the general condition of, and changes in, the Alaska economy; our ability to maintain or expand our market share or net interest margin; the sufficiency of our allowance for credit losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to current expected credit losses accounting guidance; our ability to maintain asset quality; our ability to implement our marketing and growth strategies; our ability to identify and address cyber-security risks, including security breaches, “denial of service attacks,” “hacking,” and identity theft; disease outbreaks; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. In addition, there are risks inherent in the banking industry relating to collectability of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report and Part I. Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as well as in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that forward looking statements are made only as of the date of this report and that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

Update on Economic Conditions

The Alaska Department of Labor (“DOL”) has reported Alaska’s seasonally adjusted unemployment rate in February of 2025 was 4.7% compared to the U.S. rate of 4.1%. The total number of payroll jobs in Alaska, not including uniformed military, increased 1.6% or 5,200 jobs between February of 2024 and February of 2025.
According to the DOL, the Oil and Gas sector had the largest growth rate in new jobs of 7.5% through February 2025 compared to the prior year, up 600 direct jobs. The Construction sector added 1,000 positions for a year-over-year growth rate of 6.1% in February of 2025. The larger Health Care sector grew by 1,400 jobs for an annual growth rate of 3.4%. Transportation, Warehousing and Utilities added 1,100 jobs for a 5% growth rate. Leisure and Hospitality increased 500 jobs year-over-year through February of 2025, up 1.6%.

The Government sector grew by 600 jobs for 0.7% growth, adding 100 Federal jobs, and 500 State positions in Alaska over the same period. Declining sectors between February 2024 and February 2025 were Manufacturing (primarily seafood processing) shrinking 500 positions (-4.4%), Financial Activities, down 100 jobs (-0.9%), and Retail lost 100 jobs (-0.3%).

Alaska’s seasonally adjusted personal income was $56.5 billion in the fourth quarter of 2024 according to the Federal Bureau of Economic Analysis (“BEA”). This was an annualized improvement in the fourth quarter of 4.7% for Alaska, compared to the national average of 4.6%. Alaska enjoyed an annual personal income improvement of 6% in 2024 compared to the U.S. increase of 5.4%, ranking Alaska 6th best in the nation. The $650 million increase in personal income in the fourth quarter in Alaska came from a $446 million increase in net earnings from wages, $154 million growth in government transfer receipts, and a $49 million increase in investment income.

Alaska’s Gross State Product (“GSP”) in 2024, reached $70 billion for the first time according to the BEA. Alaska’s inflation adjusted “real” GSP increased 1.5% in 2024 and 4% annualized in the fourth quarter of 2024, placing Alaska third best of all 50 states for the quarter. The average U.S. GDP growth rate was 2.8% for the year and 2.4% in the fourth quarter of 2024. Alaska’s real GSP improvement in the fourth quarter of 2024 was primarily caused by growth in the Mining, Oil & Gas; Transportation & Warehousing; and to a lesser extent the Health Care sector. Construction played a larger role in the annual state GSP performance.

Based on data from the U.S. Chamber of Commerce, Alaska exported $5.2 billion in goods to foreign countries in 2023. China is the largest importer of Alaska’s products at $1.2 billion, followed by Japan at $710 million and Korea at $702 million in 2023. Fish and related maritime products accounted for the largest volume at $2.1 billion, followed by minerals and ores $1.5 billion, and primary metals at $780 million in 2023. Chief Credit Officer and Bank Economist Mark Edwards stated, “President Trump’s significant changes to international tariffs has created uncertainty in trade markets. At this time, it is unknown how each country will respond. Alaska’s natural resources are highly valued commodities throughout the world. If issues arise with one country, such as China, it is most likely that Alaska’s products will be redirected to other markets like Japan and South Korea or sold domestically in the United States. Canada is the largest long-term investor in Alaska’s mining industry. This involves significant fixed capital investments made over decades that are unlikely to shift dramatically in the short-run.

According to the US Bureau of Labor Statistics, the Consumer Price Index, or CPI, for the U.S. increased 2.8% between February of 2024 and February of 2025. In Alaska, the rate of increase was 2.9% for the same time period. Food and beverage; housing rents and mortgage rates; transportation; and medical care costs are the largest causes for inflation. Declining motor fuel prices, new and used car prices, and household furnishing costs have helped moderate inflationary pressures in Alaska.

The monthly average price of Alaska North Slope (“ANS”) crude oil was $76.39 in January, $74.03 in February and $73.39 in March of 2025. The Alaska Department of Revenue (“DOR”) calculated ANS crude oil production was 461 thousand barrels per day (“bpd”) in Alaska’s fiscal year ending June 30, 2024. Through nine months of the fiscal year 2025, production has averaged slightly above the State of Alaska forecast of 467 thousand bpd. In the Spring 2025 Revenue Forecast published March 12, 2025, the DOR expects production to continue to grow to 663 thousand bpd by fiscal year 2034. This is primarily a result of new production coming on-line in and around the NPR-A region west of Prudhoe Bay. A partnership between Santos and Repsol is constructing the new Pikka oil field and ConocoPhillips is developing the large new Willow oil field. There are also a number of smaller new oil fields in Alaska’s North Slope that are contributing to the State of Alaska’s production growth estimates.

The Alaska Permanent Fund is seeded annually by the oil wealth the State continues to save each year and has grown significantly over 40 years of successful investment. As of February 28, 2025 the funds value was $81.35 billion. According to the DOR it is scheduled to contribute $3.7 billion to the Alaska General Fund in fiscal year 2025 for general government spending and to pay the annual dividend to Alaskan residents.

According to the Alaska Multiple Listing Services, the average sales price of a single family home in Anchorage rose 6.2% in 2024 to $510,109, following a 5.2% increase in 2023. This was the seventh consecutive year of price increases.

The average sales price for single family homes in the Matanuska Susitna Borough rose 3.8% in 2024 to $412,859, after increasing 4% in 2023. This continues a trend of average price increases for more than a decade in the region. These two markets represent where the vast majority of the residential lending activity for Northrim Bank (the “Bank”) occurs.

The Alaska Multiple Listing Services reported a 3.4% increase in the number of units sold in Anchorage when comparing 2024 to 2023. There was virtually no change in the number of homes sold in the Matanuska Susitna Borough, with only four fewer homes sold in 2024 than in 2023 or -0.2%.

The Board of Governors of the Federal Reserve System lowered its benchmark interest rate target to 4.25%-4.50% as of both March 31, 2025 and December 31, 2024. The prime rate of interest is 7.50% as of both March 31, 2025 and December 31, 2024.

Highlights and Summary of Performance - First Quarter of 2025

The Company reported net income and earnings per diluted share of $13.3 million and $2.38, respectively, for the first quarter of 2025 compared to net income and earnings per diluted share of $8.2 million and $1.48, respectively, for the first quarter of 2024. The increase in net income for the three-month period ending March 31, 2025 compared to the same period last year is primarily attributable to an increase in purchased receivable income, higher net interest income, increased mortgage banking income, and a benefit to the provision for credit losses, which were only partially offset by higher operating expenses.
•Net interest income in the first quarter of 2025 increased 18% to $31.3 million compared to $26.4 million in the first quarter of 2024.
•Net interest margin was 4.55% for the first quarter of 2025, a 31 basis point increase from the first quarter of 2024. The increase in net interest margin in the first quarter of 2025 compared to the same period in 2024 was primarily to a favorable change in the mix of earning-assets towards higher loan balances as a percentage of total earning-assets, slightly higher yields on those assets, and a decrease in costs on interest-bearing liabilities.
•The weighted average interest rate for new loans booked in the first quarter of 2025 was 7.30% compared to 7.84% in the first quarter a year ago.
•Loans were $2.12 billion at March 31, 2025, down slightly from December 31, 2024 primarily due to the reclassification of $100 million of consumer mortgages previously held as residential real estate loans to loans held for sale and a $57.9 million decrease in construction loans offset by growth in commercial and commercial real estate loans. We intend to sell the consumer mortgages in 2025 to reduce our concentration of residential real estate loans and provide additional liquidity for future commercial and construction loan growth.
•Total deposits were $2.78 billion at March 31, 2025, up 4% from December 31, 2024. Demand deposits increased 5% at March 31, 2025 from December 31, 2024 and represent 27% of total deposits at March 31, 2025.
•The average cost of interest-bearing deposits for the quarter was 2.01% at March 31, 2025, down from 2.13% at March 31, 2024.
•Total liquid assets and investments and loans maturing within one year were $1.11 billion and our funds available for borrowing under our existing lines of credit were $571.7 million at March 31, 2025.
•Mortgage loan originations increased to $121.56 million in the first quarter of 2025, up from $101.73 million in the first quarter a year ago. Mortgage loans funded for sale were $108.50 million in the first quarter of 2025, compared to $84.32 million in the first quarter of 2024.

Other financial measures are shown in the table below:

	Three Months Ended March 31,
	2025	2024
Return on average assets, annualized	1.76%	1.19%
Return on average shareholders' equity, annualized	19.70%	13.84%
Dividend payout ratio	26.82%	41.32%

Nonperforming assets: Nonperforming assets, net of government guarantees were $12.3 million at March 31, 2025 and $11.6 million at December 31, 2024. Other Real Estate Owned (“OREO”), net of government guarantees was zero at both March 31, 2025 and December 31, 2024. Repossessed assets were $297,000 as of both March 31, 2025 and December 31, 2024. Nonperforming loans, net of government guarantees increased $455,000 or 6% to $8.0 million as of March 31, 2025 from $7.5 million as of December 31, 2024, primarily due to the addition of four loans in the first three months of 2025. Nonperforming purchased receivables increased $239,000 or 6% to $4.0 million as of March 31, 2025 from $3.8 million as of December 31, 2024. Of the nonperforming assets at March 31, 2025, $4.5 million are attributable to the Community Banking segment and $7.6 million are attributable to the Specialty Finance segment.
Potential problem assets: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual or past due. These loans are closely monitored and their performance is reviewed by management on a regular basis. At March 31, 2025, management had identified $12.5 million potential problem loans, up from $1.6 million at December 31, 2024.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
    Net Income
    Net income for the first quarter of 2025 increased $5.1 million to $13.3 million as compared to $8.2 million for the same period in 2024. The increase in net income in the first quarter of 2025 as compared to the same quarter a year ago is largely attributable to a $4.8 million increase in purchased receivable income, a $4.9 million increase in net interest income, a $1.6 million decrease in the provision for credit losses, and a $1.4 million increase in mortgage banking income. These changes were only partially offset by higher operating expenses and a higher provision for income taxes.
Details of the changes in the various components of net income are discussed below.
    Net Interest Income/Net Interest Margin
    Net interest income for the first quarter of 2025 increased 18% or $4.9 million, to $31.3 million as compared to $26.4 million for the first quarter of 2024. The net interest margin increased 31 basis points to 4.55% in the first quarter of 2025 as compared to 4.16% in the first quarter of 2024.
The increase in net interest income in the first quarter of 2025 compared to the same period in 2024 was primarily the result of increased interest on loans which was only partially offset by a decrease in interest income on investments and interest bearing deposits in other banks, as well as an increase in interest expense on interest-bearing deposits and borrowings.
The increase in net interest margin in the first quarter of 2025 as compared to the same period of 2024 was primarily due to a favorable change in the mix of earning-assets, an increase in total earning assets, and higher yields on earning assets, which were only partially offset by higher interest costs.

Components of Net Interest Margin

The following table compares average balances and rates as well as margins on earning assets for the three-month periods ended March 31, 2025 and 2024. Average yields or costs are calculated on a tax-equivalent basis.

(Dollars in Thousands)	Three Months Ended March 31,
					Interest income/				Average Tax Equivalent
	Average Balances		Change		expense		Change		Yields/Costs[6]
	2025	2024	$	%	2025	2024	$	%	2025	2024	Change
Interest-bearing deposits in other banks[1]	$37,969	$61,561	($23,592)	(38)%	$416	$838	($422)	(50)%	4.44%	5.38%	(0.94)%
Taxable long-term investments[2]	523,753	670,937	(147,184)	(22)%	3,675	4,520	(845)	(19)%	2.97%	2.82%	0.15%
Loans held for sale	46,223	32,635	13,588	42%	677	500	177	35%	5.86%	6.13%	(0.27)%
Loans[3,4]	2,173,425	1,793,425	380,000	21%	36,793	29,950	6,843	23%	6.89%	6.75%	0.14%
Interest-earning assets[5]	2,781,370	2,558,558	222,812	9%	41,561	35,808	5,753	16%	6.03%	5.69%	0.34%
Nonearning assets	293,415	201,137	92,278	46%
Total	$3,074,785	$2,759,695	$315,090	11%

Interest-bearing demand	$1,152,543	$906,047	$246,496	27%	$5,431	$4,426	$1,005	23%	1.91%	1.96%	(0.05)%
Savings deposits	251,335	250,569	766	—%	362	280	82	29%	0.58%	0.45%	0.13%
Money market deposits	193,966	216,005	(22,039)	(10)%	807	837	(30)	(4)%	1.69%	1.56%	0.13%
Time deposits	404,750	359,302	45,448	13%	3,335	3,637	(302)	(8)%	3.34%	4.07%	(0.73)%
Total interest-bearing deposits	2,002,594	1,731,923	270,671	16%	9,935	9,180	755	8%	2.01%	2.13%	(0.12)%
Borrowings	37,081	23,944	13,137	55%	329	181	148	82%	3.55%	2.95%	0.60%
Total interest-bearing liabilities	2,039,675	1,755,867	283,808	16%	10,264	9,361	903	10%	2.04%	2.14%	(0.10)%
Non-interest bearing demand deposits	697,534	705,134	(7,600)	(1)%
Other liabilities	63,348	60,407	2,941	5%
Equity	274,228	238,287	35,941	15%
Total	$3,074,785	$2,759,695	$315,090	11%
Net interest income					$31,297	$26,447	$4,850	18%
Net interest margin									4.55%	4.16%	0.39%
Average loans to average interest-earning assets	78.14%	70.10%
Average loans to average total deposits	80.49%	73.59%
Average non-interest deposits to average total deposits	25.83%	28.93%
Average interest-earning assets to average interest-bearing liabilities	136.36%	145.71%

1Consists of interest bearing deposits in other banks and domestic CDs.
2Consists of investment securities available for sale, investment securities held to maturity, marketable equity securities, and investment in Federal Home Loan Bank stock.
3Interest income includes loan fees. Loan fees recognized during the period and included in the yield calculation totaled $1.1 million and $1.0 million in the first quarter of 2025 and 2024, respectively.
4Nonaccrual loans are included with a zero effective yield. Average nonaccrual loans included in the computation of the average loan balances were $7.6 million and $5.7 million in the first quarter of 2025 and 2024, respectively.
5The Company does not have any fed funds sold or securities purchased with agreements to resell to disclose as part of its total interest-earning assets in the periods presented.
6Tax-equivalent yields/costs assume a federal tax rate of 21% and state tax rate of 7.43% for a combined tax rate of 28.43%.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending March 31, 2025 and 2024. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates. The Company did not have any fed funds sold or securities purchased with agreements to resell for the three-month periods ending March 31, 2025 and 2024.

(In Thousands)	Three Months Ended March 31, 2025 vs. 2024
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Short-term investments	($246)	($176)	($422)
Taxable long-term investments	(1,117)	272	(845)
Loans held for sale	200	(23)	177
Loans	6,522	321	6,843
Total interest income	$5,359	$394	$5,753

Interest Expense:
Interest-bearing demand	$1,133	($128)	$1,005
Savings deposits	1	81	82
Money market deposits	(93)	63	(30)
Time deposits	720	(1,022)	(302)
Interest-bearing deposits	1,761	(1,006)	755
Borrowings	121	27	148
Total interest expense	$1,882	($979)	$903

Provision for Credit Losses
The provision or benefit for credit loss is the amount of expense or benefit that, based on our judgment, is required to maintain the Allowance for Credit Losses (“ACL”) at an appropriate level under the Company's Current Expected Credit Losses (“CECL”) model. The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. The following table presents the major categories of credit loss expense for the three-month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In Thousands)	2025	2024
Credit loss (benefit) expense on loans held for investment	($1,132)	$221
Credit loss (benefit) expense on unfunded commitments	(323)	(72)
Credit loss expense on available for sale debt securities	—	—
Credit loss expense on held to maturity securities	—	—
Credit loss expense on purchased receivables	46	—
Total credit loss (benefit) expense	($1,409)	$149
The decrease in the provision for credit losses for the three-month period ended March 31, 2025 as compared to the same period in 2024 is as primarily a result of the reclassification of $100 million in mortgage loans to loans held for sale, which provided a benefit of $2.2 million in the Home Mortgage Lending segment for the first quarter of 2025. This benefit was only partially offset by a $1.5 million provision for credit losses in the Home Mortgage Lending segment due to changes in the Company's loss rate regression models for home mortgage loans. Additionally, the Company recorded $1.7 million net benefit for credit losses in the Community Banking segment related to changes in the Company's loss rate regression models for commercial, commercial real estate, and construction loans. These decreases in the provision were only partially offset by increases in estimated loss rates for management's assessment of economic conditions, an increase for higher loan balances in other loan segments, and specific provisions for credit losses in the Specialty Finance segment. These items reduced the overall benefit by $1.3 million. The provision for credit losses related to the Specialty Finance segment of $666,000 in the first quarter of 2025 consisted of a $621,000 provision for credit losses on loans and a $46,000 provision for credit losses on purchased receivables. The provision for credit losses in the Specialty Finance segment for loans represents management's estimate of collateral shortfalls for four loans. The benefit to the provision for unfunded commitments was primarily due to a decrease in estimated loss rates due to changes in mix that was only partially offset by management's assessment of economic conditions and estimated funding rates.
Fluctuations in the provision for credit losses in the future will be dependent upon changes in economic conditions and forecasts, as well as loan portfolio composition, quality, and duration.
Other Operating Income
Other operating income for the three-month period ended March 31, 2025 increased $6.4 million, or 81%, to $14.2 million as compared to $7.8 million for the same period in 2024, primarily due to a $4.8 million increase in purchased receivable income, as well as a $1.4 million increase in mortgage banking income in the first quarter of 2025 compared to the same quarter a year ago. The fair value of marketable equity securities also increased $364,000 in the first quarter of 2025 compared to the same quarter a year ago. The increase in purchased receivable income in the three-month period ended March 31, 2025 as compared to the same period in 2024 was primarily due to the acquisition of Sallyport in the fourth quarter of 2024.
Other Operating Expense
Other operating expense for the first quarter of 2025 increased $5.7 million, or 24%, to $29.3 million as compared to $23.6 million for the same period in 2024, primarily due to a $1.8 million increase in salaries and other personnel expense as well as a $394,000 increase in OREO expense due to subsequent proceeds received in the first quarter of 2024 that are related to a government guarantee on an OREO property sold in prior years. The increase in salaries and other personnel expense was primarily due to $1.3 million attributable to Sallyport, as well as higher mortgage commissions expense due to higher production in the first quarter of 2025 compared to the same period in 2024 and a higher profit sharing expense, which generally increases when net income increases to reflect a higher expected payout to employees. Additionally, the Company recorded $600,000 in compensation expense for Sallyport acquisition payments and an increase in other operating expense for a decrease in fair value of loans held for sale of $628,000 in the first quarter of 2025.

Income Taxes
For the first quarter of 2025, Northrim recorded a higher effective tax rate as compared to the same period in 2024 as a result of a decrease in tax credits and tax exempt interest income as a percentage of pre-tax income in 2025. In the first quarter of 2025, Northrim recorded $4.3 million in state and federal income tax expense, for an effective tax rate of 24.19% compared to $2.3 million and 21.94% for the same period in 2024.

ANALYSIS OF FINANCIAL CONDITION
    Balance Sheet Overview
Investment Securities
Investment Securities include investment securities available for sale, investment securities held to maturity, and marketable equity securities, at March 31, 2025 decreased 3% to $508.5 million from $524.1 million at December 31, 2024 primarily due to maturities and calls of available for sale securities during the first three months of 2025.
The table below details portfolio investment balances by portfolio investment type for the periods indicated:

	March 31, 2025		December 31, 2024
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
	Balance	% of total	Balance	% of total
U.S. Treasury and government sponsored entities	$416,971	82.0%	$432,931	82.6%
U.S. Agency mortgage-backed securities	5,063	1.0%	—	0.0%
Corporate bonds	41,586	8.2%	45,545	8.7%
Collateralized loan obligations	36,226	7.1%	36,891	7.0%
Preferred stock	8,669	1.7%	8,719	1.7%
Total	$508,515		$524,086

The average estimated duration of the investment portfolio at March 31, 2025, was approximately 2.4 years. As of March 31, 2025, $70.0 million of available for sale securities with a weighted average yield of 2.25% are scheduled to mature in the next six months, $80.7 million with a weighted average yield of 1.16% are scheduled to mature in six months to one year, and $168.6 million with a weighted average yield of 1.67% are scheduled to mature in the following year, representing a total of $319.4 million or 11% of earning assets that are scheduled to mature in the next 24 months.

Loans and Lending Activities
The following table presents the concentration distribution of the loan portfolio, net of deferred fees and costs, as of the dates indicated:

	March 31, 2025		December 31, 2024
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial & industrial loans	$491,945	23.1%	$437,922	20.6%
Commercial real estate:
Owner occupied properties	428,443	20.1%	418,092	19.6%
Non-owner occupied and multifamily properties	686,097	32.2%	615,662	28.8%
Residential real estate:
1-4 family residential properties secured by first liens	188,086	8.9%	270,966	12.7%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	54,225	2.6%	49,160	2.3%
1-4 family residential construction loans	33,786	1.6%	39,516	1.9%
Other construction, land development and raw land loans	155,158	7.3%	212,561	10.0%
Obligations of states and political subdivisions in the US	30,941	1.5%	29,471	1.4%
Agricultural production, including commercial fishing	46,296	2.2%	45,840	2.2%
Consumer loans	7,508	0.4%	7,638	0.4%
Other loans	1,845	0.1%	2,435	0.1%
Total loans	$2,124,330		$2,129,263
Loans decreased slightly by $4.9 million, to $2.124 billion at March 31, 2025 from $2.129 billion at December 31, 2024, mostly as a result of the reclassification of $100.4 million 1-4 family residential properties secured by first liens to loans held for sale which was only partially offset by increased commercial and commercial real estate loans.
Information about industry concentrations
The Company defines “direct exposure” to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $106.3 million, or approximately 5% of loans as of March 31, 2025 have direct exposure to the oil and gas industry as compared to $99.7 million, or approximately 5% of loans as of December 31, 2024. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $32.6 million and $45.8 million at March 31, 2025 and December 31, 2024, respectively. The portion of the Company's ACL that related to the loans with direct exposure to the oil and gas industry was estimated at $1.4 million as of March 31, 2025 and $1.1 million as of December 31, 2024.

    The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	March 31, 2025	December 31, 2024
Commercial & industrial loans	$94,440	$87,935
Commercial real estate:
Owner occupied properties	5,968	5,611
Non-owner occupied and multifamily properties	4,670	4,828
Other loans	1,262	1,282
Total	$106,340	$99,656

The Company monitors other concentrations within the loan portfolio depending on trends in the current and future estimated economic conditions. At March 31, 2025, the Company had $140.7 million, or 7% of portfolio loans, in the Healthcare sector, $122.5 million, or 6% of portfolio loans, in the Tourism sector, $110.9 million, or 5% of portfolio loans, in the Accommodations sector, $91.2 million, or 4% of portfolio loans, in the Retail sector, $85.7 million, or 4% of portfolio loans, in the Aviation (non-tourism) sector, $75.5 million, or 4% of portfolio loans, in the Fishing sector, and $60.2 million, or 3% in the Restaurant sector.

The portion of the Company's ACL that related to the loans with exposure to these industries is estimated at the following amounts as of March 31, 2025:

(In Thousands)	Tourism	Aviation (non-tourism)	Healthcare	Retail	Fishing	Restaurant	Accommodations	Total
ACL	$670	$781	$919	$787	$397	$431	$718	$4,703

Credit Quality and Nonperforming Assets
The following table sets forth information regarding our nonperforming loans and total nonperforming assets for the periods indicated:

	March 31,	December 31,
(In Thousands)	2025	2024
Nonaccrual loans	$8,068	$7,516
Loans 90 days past due and accruing	—	17
Total nonperforming loans	$8,068	$7,533
Nonperforming loans guaranteed by government	80	—
Net nonperforming loans	$7,988	$7,533
Repossessed assets	297	297
Nonperforming purchased receivables	4,007	3,768
Net nonperforming assets	$12,292	$11,598
Nonperforming loans, net of government guarantees / portfolio loans	0.38%	0.35%
Nonperforming loans, net of government guarantees / portfolio loans, net of government guarantees	0.40%	0.38%
Nonperforming assets, net of government guarantees / total assets	0.39%	0.38%
Nonperforming assets, net of government guarantees / total assets net of government guarantees	0.41%	0.40%

Adversely classified loans, net of government guarantees	$20,417	$9,636
Special mention loans, net of government guarantees	$15,133	$19,769
Loans 30-89 days past due and accruing, net of government guarantees /portfolio loans	0.04%	0.03%
Loans 30-89 days past due and accruing, net of government guarantees /
portfolio loans, net of government guarantees	0.04%	0.03%

Allowance for credit losses / portfolio loans	0.98%	1.03%
Allowance for credit losses / portfolio loans, net of government guarantees	1.06%	1.10%
Allowance for credit losses / nonperforming loans, net of government
guarantees	262%	292%

Gross loan charge-offs for the quarter	$50	$149
Gross loan recoveries for the quarter	($84)	($200)
Net loan (recoveries) charge-offs for the quarter	($34)	($51)
Net loan (recoveries) charge-offs year-to-date	($34)	($215)
Net loan (recoveries) charge-offs for the quarter / average loans, for the quarter	—%	—%

Allowance for Credit Losses
The following table sets forth information regarding changes in the ACL for the periods indicated:

	Three Months Ended March 31,
(In Thousands)	2025	2024
Balance at beginning of period	$22,020	$17,270
Charge-offs:
Commercial & industrial loans	(37)	—
Agricultural production, including commercial fishing	—	(25)
Consumer loans	(13)	—
Total charge-offs	(50)	(25)
Recoveries:
Commercial & industrial loans	74	60
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	7	6
Agricultural production, including commercial fishing	2	—
Consumer loans	1	1
Total recoveries	84	67
Net, recoveries	34	42
(Benefit) provision for credit losses	(1,132)	221
Balance at end of period	$20,922	$17,533
    The following table sets forth information regarding changes in the ACL for unfunded commitments for the periods indicated:

	Three Months Ended March 31,
(In Thousands)	2025	2024
Balance at beginning of period	$2,310	$2,418
(Benefit) provision for credit losses	(323)	(72)
Balance at end of period	$1,987	$2,346

The ACL for loans held for investment at March 31, 2025 decreased $1.1 million from December 31, 2024 primarily due to the reclassification of $100.4 million in loans held for investment to loans held for sale. This change was only partially offset by increases in other loan balances and other changes in management's CECL model assumptions. While management believes that it uses the best information available to determine the ACL, unforeseen market conditions and other events could result in adjustment to the ACL, and net income could be significantly affected if circumstances differed substantially from the assumptions used in making the final determination of the ACL.
Deposits
Deposits are the Company’s primary source of funds. Total deposits increased $97.8 million, or 4%, to $2.78 billion as of March 31, 2025 compared to $2.68 billion as of December 31, 2024, primarily due to new deposit relationships. The following table summarizes the Company's composition of deposits as of the periods indicated:

	March 31, 2025		December 31, 2024
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$742,560	27%	$706,225	27%
Interest-bearing demand	1,187,465	43%	1,108,404	41%
Savings deposits	256,650	9%	250,900	9%
Money market deposits	193,842	7%	196,290	7%
Time deposits	397,460	14%	418,370	16%
Total deposits	$2,777,977		$2,680,189
The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 86% of total deposits at March 31, 2025 and 84% of total deposits at December 31, 2024.
    The only deposit category with stated maturity dates is certificates of deposit. At March 31, 2025, the Company had $397.5 million in certificates of deposit as compared to certificates of deposit of $418.4 million at December 31, 2024. At March 31, 2025, $361.4 million, or 91%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $369.7 million, or 88%, of total certificates of deposit at December 31, 2024. The aggregate amount of certificates of deposit in amounts of $250,000 and greater at March 31, 2025 and December 31, 2024, was $199.1 million and $217.1 million, respectively. The following table sets forth the amount outstanding of deposits in amounts of $250,000 and greater by time remaining until maturity and percentage of total deposits as of March 31, 2025:

	Time Certificates of Deposit
	of $250,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$90,293	45%
Over 3 through 6 months	34,943	18%
Over 6 through 12 months	55,078	28%
Over 12 months	18,791	9%
Total	$199,105	100%

At March 31, 2025, 74% of total deposits were held in business accounts and 26% of deposit balances were held in consumer accounts. Northrim had approximately 34,000 deposit customers with an average balance of $61,000 as of March 31, 2025. Northrim had 27 customers with balances over $10 million as of March 31, 2025 which accounted for $694.7 million, or 26%, of total deposits.

Uninsured deposits totaled approximately $1.04 billion or 37% of total deposits as of March 31, 2025 compared to $1.1 billion or 40% of total deposits as of December 31, 2024. There was no unusual deposit activity during the first three months of 2025.

Borrowings
    FHLB: The Bank is a member of the Federal Home Loan Bank of Des Moines (the “FHLB”). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Bank’s assets. At March 31, 2025, our maximum borrowing line from the FHLB was approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. Based on the Company's current collateral pledged to the FHLB, less outstanding advances, the Company's borrowing line is $374.8 million as of March 31, 2025. The Company has outstanding advances of $13.1 million as of March 31, 2025 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. These advances have original terms of either 18 or 20 years with 30 year amortization periods and fixed interest rates ranging from 1.23% to 3.25%.

    Federal Reserve Bank: The Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”) is holding $70.0 million of securities as collateral to secure the Company's ability to take advances through the discount window on March 31, 2025. There were no discount window advances outstanding at either March 31, 2025 or December 31, 2024.

    Other Short-term Borrowings: The Company is subject to provisions under Alaska state law, which generally limit the amount of outstanding debt to 35% of total assets or $1.10 billion at March 31, 2025 and $1.06 billion at December 31, 2024.

    At March 31, 2025 and December 31, 2024, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
    Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advances noted above as of March 31, 2025 or December 31, 2024.

Liquidity and Capital Resources
    The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company. Given that the Bank currently meets and the Bank anticipates that it will continue to meet, all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards, the Company expects to continue to receive dividends from the Bank during the remainder of 2025. Other available sources of liquidity for the bank holding company include the issuance of debt and the issuance of common or preferred stock. As of March 31, 2025, the Company has 10.0 million authorized shares of common stock, of which approximately 5.5 million are issued and outstanding, leaving approximately 4.5 million shares available for issuance. Additionally, the Company has 2.5 million authorized shares of preferred stock available for issuance.
The Bank manages its liquidity through its Asset and Liability Committee. The Bank's primary source of funds are customer deposits. These funds, together with loan repayments, loan sales, maturity and sale of investment securities, borrowed funds, and retained earnings are used to make loans, to acquire securities and other assets, and to fund deposit flows and continuing operations. The primary sources of demands on our liquidity are customer demands for withdrawal of deposits and borrowers’ demands that we advance funds against unfunded lending commitments.

The Company had cash and cash equivalents of $65.5 million, or 2% of total assets at March 31, 2025 compared to $62.7 million, or 2% of total assets as of December 31, 2024. The increase in cash and cash equivalents since the end of 2024 is primarily due to an increase in deposits. The Company had other comprehensive income, net of tax, of $2.7 million for the three-month period ending March 31, 2025 primarily due to unrealized holding gains on available for sale securities. Accumulated unrealized losses, net of income taxes on available for sale securities, which are recorded in total shareholders' equity, are $5.5 million as of March 31, 2025. Accumulated unrealized losses, net of income taxes on held to maturity securities, which are not recorded in shareholders' equity, are $759,000 as of March 31, 2025. Management does not believe that liquidation of these securities, which would result in realized losses, will occur prior to maturity of these securities. As of both March 31, 2025 and December 31, 2024, the weighted average maturity of available for sale securities is 2.4 years, compared to 2.8 years at December 31, 2023. At March 31, 2025, $150.8 million available for sale securities mature within one year, $168.6 million mature within one to two years, and $60.1 million mature within two to three years. Our total unfunded commitments to fund loans and letters of credit at March 31, 2025 were $523.2 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. At March 31, 2025, certificates of deposit totaling $361.4 million are scheduled to mature over the next 12 months and may be withdrawn from the Bank. Similar to loans, we do not expect that these maturing certificates of deposit, or other non-maturity deposits, to be withdrawn from the Bank in a manner that will strain liquidity; however, unforeseen future circumstances or events may cause higher than anticipated withdrawal of deposits or draws of unfunded commitments to fund new loans. Management believes that cash requirements to fund future non-deposit and non-borrowing liabilities, including operating lease liabilities and other liabilities, as of March 31, 2025, are not material to the Company's liquidity position as of March 31, 2025.
The Company has other available sources of liquidity to fund unforeseen liquidity requirements. These include borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At March 31, 2025, our liquid assets, which include investments and loans maturing within a year, were $1.11 billion. Our funds available for borrowing under our existing lines of credit based on loans currently pledged and investments available to be pledged as collateral were $571.7 million. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient for the foreseeable future.
As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 “Financial Statements” of this report, net cash provided by operating activities was $16.5 million for the first three months of 2025, primarily due to net proceeds from the sale of loans held for sale and cash provided by net income, which was only partially offset by cash used in connection with the origination of loans held for sale. Net cash used by investing activities was $98.1 million for the same period, primarily due to an increase in loans and purchased receivables which were only partially offset by maturities and calls of available for sale securities. Net cash provided by financing activities in the same period was $84.3 million, primarily due to an increase in deposits which was only partially offset by a decreased in borrowings and cash dividends paid to shareholders.
Throughout our history, the Company has periodically repurchased for cash a portion of its shares of common stock in the open market. At March 31, 2025, there are no shares remaining under the repurchase program, and we did not repurchase any shares in the first quarter of 2025. The Company currently has no plans to repurchase shares of its common stock.
Capital Requirements and Ratios
    We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of March 31, 2025, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

    The table below illustrates the capital requirements in effect for the periods noted for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain capital ratios for the Bank in 2025, exceeding the FDIC’s requirements for the “well-capitalized” classification. The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering completed in the fourth quarter of 2005 is included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $10 million more in regulatory capital than the Bank at March 31, 2025, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

March 31, 2025
Total risk-based capital	8.00%	10.00%	10.62%	10.11%
Tier 1 risk-based capital	6.00%	8.00%	9.76%	9.24%
Common equity tier 1 capital	4.50%	6.50%	9.37%	9.24%
Leverage ratio	4.00%	5.00%	8.02%	7.59%

    See Note 23 of the Consolidated Financial Statements in Part II. Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for a detailed discussion of the capital ratios. The requirements for “well-capitalized” come from the Prompt Corrective Action rules. See Part I. Item 1 - Business - Supervision and Regulation in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. These rules apply to the Bank but not to the Company. Under the rules of the Federal Reserve Bank, a bank holding company such as the Company is generally defined to be “well capitalized” if its Tier 1 risk-based capital ratio is 8.0% or more and its total risk-based capital ratio is 10.0% or more.

Critical Accounting Estimates

    SEC guidance requires disclosure of “critical accounting estimates.” The SEC defines “critical accounting estimates” as those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant.

Our critical accounting estimates are described in detail in Part II. Item 7, Management’s Discussion and Analysis, and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the valuation techniques or assumptions within the models that affect our estimates during the first quarter of 2025.
Allowance for Credit Losses Policy: Management performs a hypothetical sensitivity analysis of our ACL quarterly to understand the impact of a change in a key input on our ACL. As of March 31, 2025, if the four-quarter U.S. unemployment rate forecast had been approximately 6% higher and the four-quarter annualized growth rate in the U.S. Gross Domestic Product had been approximately 42% lower, our ACL for loans would have increased $1.1 million, or 6%. As of March 31, 2025, if the four-quarter national unemployment rate forecast had been approximately 34% higher and the four-quarter annualized growth rate in the U.S. Gross Domestic Product had been approximately 28% higher, which represents management's estimate of long-term mean rates for these economic factors, our ACL for loans would have increased $1.7 million, or 9%. As of March 31, 2025, if the estimated prepayment and curtailment rates are doubled (with a maximum rate of 100%), our ACL for loans would have decreased $1.9 million, or 10%. As of March 31, 2025, if the estimated prepayment and curtailment rates are cut in half, our ACL for loans would have increased $1.4 million, or 7%. These sensitivity analyses include the impact to both the quantitative and qualitative components of our ACL. Changes in quantitative inputs and qualitative loss factors may not occur in the same direction or magnitude across all segments of our loan portfolio and deterioration in some quantitative inputs and qualitative loss factors may offset improvement in others. This sensitivity analysis does not represent a change to our expectations of the economic environment but provides a hypothetical result to assess the sensitivity of the ACL to a change in a key input. This sensitivity analysis does not incorporate changes to management’s judgment of qualitative loss factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Our assessment of market risk as of March 31, 2025 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of March 31, 2025, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Part I. Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as updated by the Company's periodic filings with the SEC. These risk factors have not changed materially as of March 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) There were no stock repurchases by the Company during the three-month period ending March 31, 2025.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page for the Company's Quarterly Report on 10-Q for the quarter ended March 31, 2025 - formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NORTHRIM BANCORP, INC.

April 28, 2025	By	/s/ Michael G. Huston
Michael G. Huston
President, Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

April 28, 2025	By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)