Form 10-Q
period 2025-06-30
NORTHRIM BANCORP INC
filed 2025-07-28
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☐ Yes  ☒ No

The number of shares of the issuer’s Common Stock, par value $1 per share, outstanding at July 28, 2025 was 5,522,667.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the consolidated financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2025	December 31, 2024
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$43,734	$42,101
Interest bearing deposits in other banks	97,549	20,635
Marketable equity securities	8,747	8,719
Investment securities available for sale, at fair value	429,421	478,617
Investment securities held to maturity, at amortized cost	36,750	36,750
Investment in Federal Home Loan Bank stock	8,343	5,331
Loans held for sale	127,116	59,957
Loans	2,202,115	2,129,263
Allowance for credit losses, loans	(22,585)	(22,020)
Net loans	2,179,530	2,107,243
Purchased receivables, net	109,098	74,078
Mortgage servicing rights, at fair value	27,506	26,439
Premises and equipment, net	36,501	37,757
Operating lease right-of-use assets	7,033	7,455
Goodwill	49,874	50,018
Other intangible assets, net	950	950
Other assets	81,608	85,819
Total assets	$3,243,760	$3,041,869
LIABILITIES
Deposits:
Demand	$777,948	$706,225
Interest-bearing demand	1,196,048	1,108,404
Savings	248,141	250,900
Money market	196,166	196,290
Certificates of deposit less than $250,000	195,292	201,296
Certificates of deposit $250,000 and greater	195,575	217,074
Total deposits	2,809,170	2,680,189
Borrowings	63,026	23,045
Junior subordinated debentures	10,310	10,310
Operating lease liabilities	7,077	7,487
Other liabilities	63,958	53,722
Total liabilities	2,953,541	2,774,753
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 5,522,271 and 5,518,210 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	5,522	5,518
Additional paid-in capital	9,837	9,311
Retained earnings	277,255	259,311
Accumulated other comprehensive loss, net of tax	(2,395)	(7,024)
Total shareholders' equity	290,219	267,116
Total liabilities and shareholders' equity	$3,243,760	$3,041,869
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Data)	2025	2024	2025	2024
Interest and Dividend Income
Interest and fees on loans and loans held for sale	$40,519	$32,367	$77,989	$62,817
Interest on investment securities available for sale	3,026	3,556	5,978	7,274
Dividends on marketable equity securities	146	227	291	470
Interest on investment securities held to maturity	473	470	946	952
Dividends on Federal Home Loan Bank stock	120	57	225	134
Interest on deposits in other banks	515	232	931	1,070
Total Interest and Dividend Income	44,799	36,909	86,360	72,717
Interest Expense
Interest expense on deposits	10,304	9,476	20,239	18,656
Interest expense on borrowings	809	287	1,047	373
Interest expense on junior subordinated debentures	94	93	185	188
Total Interest Expense	11,207	9,856	21,471	19,217
Net Interest Income	33,592	27,053	64,889	53,500
Provision (benefit) for credit losses	1,976	(120)	567	29
Net Interest Income After Provision for Credit Losses	31,616	27,173	64,322	53,471
Other Operating Income
Mortgage banking income	7,400	5,884	11,651	9,915
Purchased receivable income	5,897	1,242	12,047	2,587
Bankcard fees	1,153	1,105	2,227	2,022
Service charges on deposit accounts	726	572	1,403	1,121
Unrealized gain (loss) on marketable equity securities	78	(60)	28	254
Other income	1,386	834	2,324	1,522
Total Other Operating Income	16,640	9,577	29,680	17,421
Other Operating Expense
Salaries and other personnel expense	20,854	16,627	38,077	32,044
Data processing expense	3,366	2,601	6,470	5,260
Occupancy expense	2,104	1,843	3,993	3,805
Professional and outside services	1,113	726	2,228	1,481
Marketing expense	1,042	690	1,714	1,203
Insurance expense	756	692	1,773	1,471
Compensation expense - Sallyport acquisition payments	600	—	1,200	—
OREO expense, net rental income and gains on sale	2	2	5	(389)
Other expense	2,651	2,013	5,199	3,957
Total Other Operating Expense	32,488	25,194	60,659	48,832
Income Before Provision for Income Taxes	15,768	11,556	33,343	22,060
Provision for income taxes	3,990	2,536	8,241	4,841
Net Income	$11,778	$9,020	$25,102	$17,219
Earnings Per Share, Basic	$2.13	$1.64	$4.54	$3.13
Earnings Per Share, Diluted	$2.09	$1.62	$4.47	$3.10
Weighted Average Common Shares Outstanding, Basic	5,521,811	5,500,588	5,520,905	5,500,083
Weighted Average Common Shares Outstanding, Diluted	5,611,558	5,558,580	5,611,734	5,562,025
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2025	2024	2025	2024
Net income	$11,778	$9,020	$25,102	$17,219
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized holding gains arising during the period	$2,628	$2,806	$6,602	$3,098
Derivatives and hedging activities:
Unrealized holding gains (losses) arising during the period	(99)	56	(343)	328
Foreign currency translation income (loss)	145	—	150	—
Income tax expense related to unrealized (gains) losses	(719)	(814)	(1,779)	(974)
Other comprehensive income, net of tax	1,955	2,048	4,630	2,452
Comprehensive income	$13,733	$11,068	$29,732	$19,671

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
 See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of Tax	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2025	5,518	$5,518	$9,311	$259,311	($7,024)	$267,116
Cash dividend on common stock ($0.64 per share)	—	—	—	(3,573)	—	(3,573)
Stock-based compensation expense	—	—	232	—	—	232
Exercise of stock options and vesting of restricted stock units, net	3	3	(20)	—	—	(17)
Other comprehensive income, net of tax	—	—	—	—	2,674	2,674
Net income	—	—	—	13,324	—	13,324
Balance as of March 31, 2025	5,521	$5,521	$9,523	$269,062	($4,350)	$279,756
Cash dividend on common stock ($0.64 per share)	—	—	—	(3,585)	—	(3,585)
Stock-based compensation expense	—	—	327	—	—	327
Exercise of stock options and vesting of restricted stock units, net	1	1	(13)	—	—	(12)
Other comprehensive gain, net of tax	—	—	—	—	1,955	1,955
Net income	—	—	—	11,778	—	11,778
Balance as of June 30, 2025	5,522	$5,522	$9,837	$277,255	($2,395)	$290,219
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In Thousands)	2025	2024
Operating Activities:
Net income	$25,102	$17,219
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and amortization of premises and equipment	1,780	1,815
Amortization of investment security premium, net of discount accretion	55	228
Unrealized (gain) loss on marketable equity securities	(28)	(254)
Stock-based compensation	559	427
Deferred loan fees and amortization, net of costs	671	(238)
Provision for credit losses	567	29
Additions to home mortgage servicing rights carried at fair value	(2,740)	(1,619)
Change in fair value of home mortgage servicing rights carried at fair value	1,673	106
Change in fair value of commercial servicing rights carried at fair value	193	145
Change in fair value of loans held for sale	(60)	—
Gain on sale of loans	(6,671)	(5,168)
Proceeds from the sale of loans held for sale	336,860	187,879
Origination of loans held for sale	(358,179)	(236,663)
Gain on sale of other real estate owned	—	(392)
Net changes in assets and liabilities:
(Increase) in accrued interest receivable	(1,072)	(1,092)
Decrease in other assets	12,297	1,915
Increase (decrease) in other liabilities	1,117	(8,381)
Net Cash Provided (Used) by Operating Activities	12,124	(44,044)
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(24,691)	(9,977)
Purchases of marketable equity securities	—	(1,964)
Purchases of FHLB stock	(21,588)	(11,775)
Proceeds from sales/calls/maturities of securities available for sale	80,433	65,823
Proceeds from calls of marketable equity securities	—	2,989
Proceeds from redemption of FHLB stock	18,576	9,826
(Increase) decrease in purchased receivables, net	(35,081)	11,120
Increase in loans, net	(112,738)	(109,573)
Proceeds from the sale of loans	—	23,469
Proceeds from sale of other real estate owned	—	392
Sallyport Commercial Finance, LLC acquisition, net of cash received	144	—
Purchases of premises and equipment	(524)	(1,934)
Net Cash (Used) Provided by Investing Activities	(95,469)	(21,604)
Financing Activities:
Increase (decrease) in deposits	128,981	(21,249)
Increase in borrowings	39,981	30,286
Repurchase of common stock	—	(788)
Proceeds from the issuance of common stock	(1)	—
Cash dividends paid	(7,069)	(6,709)
Net Cash Provided (Used) by Financing Activities	161,892	1,540
Net Change in Cash and Cash Equivalents	78,547	(64,108)
Cash and Cash Equivalents at Beginning of Period	62,736	118,530
Cash and Cash Equivalents at End of Period	$141,283	$54,422

Supplemental Information:
Income taxes paid	$5,020	$1,488
Interest paid	$21,590	$18,722
Noncash commitments to invest in Low Income Housing Tax Credit Partnerships	$13,407	$—
Non-cash lease liability arising from obtaining right of use assets	$—	$288
Cash dividends declared but not paid	$89	$72

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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company determined that it operates in three primary operating segments: Community Banking, Home Mortgage Lending, and Specialty Finance. The Company has evaluated subsequent events and transactions for potential recognition or disclosure. Operating results for the interim period ended June 30, 2025 are not necessarily indicative of the results anticipated for the year ending December 31, 2025. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Recent Accounting Pronouncements
Accounting pronouncements to be implemented in future periods
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 improve transparency of income tax disclosures related to rate reconciliation and income taxes paid disclosures by requiring consistent categories and greater disaggregation of information in rate reconciliation, and by requiring disclosure of income taxes paid disaggregated by jurisdiction. The amendments in ASU 2023-09 allow investors to better assess, in their capital allocation decisions, how an entity's worldwide operations and related tax risks and tax planning and operations opportunities affect its income tax rate and prospects for future cash flow. ASU 2023-09 is effective for the Company for fiscal years beginning after December 15, 2024 and may be applied on a prospective or retrospective basis. The Company intends to adopt ASU 2023-09 prospectively and we expect the adoption to expand our disclosures around Income Taxes.

2. Business Combinations
On October 31, 2024, the Company completed the acquisition of 100% of the equity interest in Sallyport Commercial Finance, LLC (“SCF” or “Sallyport”) in a cash transaction that is valued at approximately $53.9 million. The primary reason for the acquisition was to expand the Company's presence in the specialty finance industry. SCF provides factoring, asset based lending, and alternative working capital solutions to small and medium sized enterprises in the United States, and, to a lesser extent, in Canada and the United Kingdom through its subsidiaries. SCF will operate as a wholly-owned subsidiary of the Bank, and is expected to complement the products currently offered by Northrim Funding Services, a factoring division of the Bank.

The consideration transferred or transferable to the former owners of SCF and the assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting and were recorded at their estimated fair values as of the October 31, 2024 acquisition date. The Company paid $47.9 million in cash on October 31, 2024 when the acquisition was completed. The Company had pre-existing loans to SCF which totaled $12.0 million. The fair value of these loans approximated their carrying value, and as a result of the acquisition, the loans were effectively settled at their carrying value, resulting in no gain or loss. The fair value of the loans were considered as part of the total purchase consideration in the transaction. Estimated fair values recorded in the transaction are subject to change for up to one year after the closing date of the acquisition. The application of the acquisition method of accounting resulted in the initial recognition of goodwill in the amount of $35.0 million. No other intangibles were identified. In February 2025, in accordance with the terms of the purchase agreement, the Company determined the final value of consideration transferred to the former owners of SCF. The final value of consideration transferred decreased $144,000 to $47.7 million from $47.9 million, which decreased goodwill to $34.9 million.
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
The following tables present unaudited pro forma results of operations for the three and six-month periods ended June 30, 2024 as if the acquisition of SCF had occurred on January 1, 2024. The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2024, primarily due to the Company's lower cost of funding as compared to SCF.

(In Thousands, except per share data)	Three Months Ended June 30, 2024
	(Unaudited)
	Company	SCF[1]	Pro Forma Adjustments[3]	Pro Forma Combined
Net interest and other income	$36,630	$4,795		$41,425
Net income	9,020	1,103	(314)	9,809
Earnings Per Share, Basic	$1.64			$1.78
Earnings Per Share, Diluted	$1.62			$1.76
Weighted Average Shares Outstanding, Basic	5,500,588			5,500,588
Weighted Average Shares Outstanding, Diluted	5,558,580			5,558,580

(In Thousands, except per share data)	Six Months Ended June 30, 2024
	(Unaudited)
	Company	SCF[2]	Pro Forma Adjustments[3]	Pro Forma Combined
Net interest and other income	$70,921	$9,993		$80,914
Net income	17,219	2,133	(606)	18,746
Earnings Per Share, Basic	$3.13			$3.41
Earnings Per Share, Diluted	$3.10			$3.37
Weighted Average Shares Outstanding, Basic	5,500,083			5,500,083
Weighted Average Shares Outstanding, Diluted	5,562,025			5,562,025
1SCF represents unaudited results from April 1 to June 30 for 2024.
2SCF represents unaudited results from January 1 to June 30 for 2024.
3Proforma adjustments include a provision for income taxes using the Company's statutory rate.

3. Investment Securities
Marketable Equity Securities
The Company held marketable equity securities with fair values of $8.7 million at both June 30, 2025 and December 31, 2024. The realized and unrealized gains (losses) recognized on marketable equity securities in other operating income in the Company's Consolidated Statements of Income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2025	2024	2024	2023
Unrealized gain (loss) on marketable equity securities	$78	($60)	$28	$254
Total	$78	($60)	$28	$254

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

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2025
Securities available for sale
U.S. Treasury and government sponsored entities	$388,946	$1,353	($6,259)	$—	$384,040
U.S. Agency mortgage-backed securities	4,975	1	—		4,976
Corporate bonds	5,006	—	(132)	—	4,874
Collateralized loan obligations	35,480	51	—	—	35,531
Total securities available for sale	$434,407	$1,405	($6,391)	$—	$429,421

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025
Securities held to maturity
Corporate bonds	$36,750	$375	($1,086)	$36,039
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$36,750	$375	($1,086)	$36,039

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2024
Securities available for sale
U.S. Treasury and government sponsored entities	$444,370	$294	($11,733)	$—	$432,931
Corporate bonds	9,009	9	(223)	—	8,795
Collateralized loan obligations	36,827	66	(2)	—	36,891
Total securities available for sale	$490,206	$369	($11,958)	$—	$478,617

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Securities held to maturity
Corporate bonds	$36,750	$175	($1,175)	$35,750
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$36,750	$175	($1,175)	$35,750

Gross unrealized losses on available for sale securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2025 and December 31, 2024 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2025
Securities available for sale
U.S. Treasury and government sponsored entities	$19,615	($86)	$288,411	($6,173)	$308,026	($6,259)
Corporate bonds	—	—	4,874	(132)	4,874	(132)
Collateralized loan obligations	—	—	—	—	—	—
Total	$19,615	($86)	$293,285	($6,305)	$312,900	($6,391)
Securities Held to Maturity
Corporate bonds	$—	$—	$10,664	($1,086)	$10,664	($1,086)
Total	$—	$—	$10,664	($1,086)	$10,664	($1,086)

December 31, 2024
Securities available for sale
U.S. Treasury and government sponsored entities	$44,262	($422)	$358,446	($11,311)	$402,708	($11,733)
Corporate bonds	—	—	4,786	(223)	4,786	(223)
Collateralized loan obligations	—	—	4,993	(2)	4,993	(2)
Total	$44,262	($422)	$368,225	($11,536)	$412,487	($11,958)
Securities Held to Maturity
Corporate bonds	$—	$—	$20,575	($1,175)	$20,575	($1,175)
Total	$—	$—	$20,575	($1,175)	$20,575	($1,175)

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

At June 30, 2025, the Company had two available for sale securities in an unrealized loss position without an ACL that have been in a loss position for less than twelve months. There were 32 available for sale securities without an ACL with unrealized losses at June 30, 2025 that have been in a loss position for more than twelve months. At June 30, 2025, the Company had two held to maturity securities in an unrealized loss position without an ACL that have been in a loss position for more than twelve months. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2025, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, primarily changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company's Consolidated Statements of Income.

At June 30, 2025 and December 31, 2024, carrying amounts of $192.6 million and $177.4 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and estimated fair values of available for sale and held to maturity debt securities at June 30, 2025, are distributed by contractual maturity as shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
June 30, 2025
US Treasury and government sponsored entities
Within 1 year	$162,488	$159,812
1-5 years	216,900	214,494
5-10 years	9,558	9,734
Total	$388,946	$384,040
U.S. Agency mortgage-backed securities
Over 10 years	$4,975	$4,976
Total	$4,975	$4,976
Corporate bonds
Within 1 year	$10,000	$10,006
1-5 years	5,006	4,874
5-10 years	26,750	26,033
Total	$41,756	$40,913
Collateralized loan obligations
5-10 years	$35,480	$35,531
Over 10 years	—	—
Total	$35,480	$35,531

There were no proceeds from sales of investment securities for the three and six-month periods ending June 30, 2025 and 2024.
A summary of interest income for the three and six-month periods ending June 30, 2025 and 2024, on available for sale investment securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2025	2024	2025	2024
US Treasury and government sponsored entities	$2,415	$2,499	$4,739	$5,068
U.S. Agency mortgage-backed securities	49	—	53	—
Other	562	1,057	1,186	2,203
Total taxable interest income	$3,026	$3,556	$5,978	$7,271
Municipal securities	$—	$—	$—	$3
Total tax-exempt interest income	$—	$—	$—	$3
Total	$3,026	$3,556	$5,978	$7,274

4.  Loans and Allowance for Credit Losses
Loans Held for Sale
Loans held for sale are comprised entirely of 1-4 family residential mortgage loans as of June 30, 2025 and December 31, 2024. The Company designates loans held for sale as either carried at fair value or the lower of cost or fair value at loan level at origination.
Loans Held for Investment
The following table presents amortized cost and unpaid principal balance of loans, categorized by the segments used in the Company's Current Expected Credit Losses (“CECL”) methodology to assess credit risk, for the periods indicated:

	June 30, 2025			December 31, 2024
(In Thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial & industrial loans	$486,231	$488,621	($2,390)	$437,922	$440,163	($2,241)
Commercial real estate:
Owner occupied properties	445,497	447,561	(2,064)	418,092	420,060	(1,968)
Non-owner occupied and multifamily properties	692,573	696,766	(4,193)	615,662	619,431	(3,769)
Residential real estate:
1-4 family residential properties secured by first liens	206,825	206,905	(80)	270,966	270,535	431
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	60,611	60,118	493	49,160	48,857	303
1-4 family residential construction loans	35,777	36,005	(228)	39,516	39,789	(273)
Other construction, land development and raw land loans	186,007	187,442	(1,435)	212,561	214,068	(1,507)
Obligations of states and political subdivisions in the US	31,479	31,477	2	29,471	29,468	3
Agricultural production, including commercial fishing	46,340	46,535	(195)	45,840	46,069	(229)
Consumer loans	7,663	7,570	93	7,638	7,562	76
Other loans	3,112	3,120	(8)	2,435	2,448	(13)
Total	2,202,115	2,212,120	(10,005)	2,129,263	2,138,450	(9,187)
Allowance for credit losses	(22,585)			(22,020)
Net loans	$2,179,530	$2,212,120	($10,005)	$2,107,243	$2,138,450	($9,187)
The difference between the amortized cost and unpaid principal balance is net deferred origination fees totaling $10.0 million at June 30, 2025 and $9.2 million at December 31, 2024.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $9.7 million and $8.4 million at June 30, 2025 and December 31, 2024, respectively, and is included in other assets in the Consolidated Balance Sheets.

Allowance for Credit Losses
The table below presents activity in the ACL related to loans held for investment for the periods indicated.

Three Months Ended June 30,	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2025
Commercial & industrial loans	$7,387	$268	($152)	$5	$7,508
Commercial real estate:
Owner occupied properties	2,442	(171)	—	—	2,271
Non-owner occupied and multifamily properties	3,956	227	—	—	4,183
Residential real estate:
1-4 family residential properties secured by first liens	4,056	637	—	—	4,693
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	769	152	—	7	928
1-4 family residential construction loans	219	51	—	—	270
Other construction, land development and raw land loans	1,706	602	—	—	2,308
Obligations of states and political subdivisions in the US	123	12	—	—	135
Agricultural production, including commercial fishing	187	10	—	—	197
Consumer loans	71	11	(3)	3	82
Other loans	6	4	—	—	10
Total	$20,922	$1,803	($155)	$15	$22,585
2024
Commercial & industrial loans	$4,052	($22)	$—	$17	$4,047
Commercial real estate:
Owner occupied properties	2,893	70	—	—	2,963
Non-owner occupied and multifamily properties	3,419	80	—	—	3,499
Residential real estate:
1-4 family residential properties secured by first liens	3,425	64	—	—	3,489
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	581	80	—	4	665
1-4 family residential construction loans	159	21	—	—	180
Other construction, land development and raw land loans	2,675	(149)	—	—	2,526
Obligations of states and political subdivisions in the US	105	(5)	—	—	100
Agricultural production, including commercial fishing	156	(4)	—	5	157
Consumer loans	60	1	—	—	61
Other loans	8	(1)	—	—	7
Total	$17,533	$135	$—	$26	$17,694

Six Months Ended June 30,	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2025
Commercial & industrial loans	$5,800	$1,818	($189)	$79	$7,508
Commercial real estate:
Owner occupied properties	2,944	(673)	—	—	2,271
Non-owner occupied and multifamily properties	3,967	216	—	—	4,183
Residential real estate:
1-4 family residential properties secured by first liens	4,364	329	—	—	4,693
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	775	139	—	14	928
1-4 family residential construction loans	230	40	—	—	270
Other construction, land development and raw land loans	3,589	(1,281)	—	—	2,308
Obligations of states and political subdivisions in the US	106	29	—	—	135
Agricultural production, including commercial fishing	169	25	—	3	197
Consumer loans	71	24	(16)	3	82
Other loans	5	5	—	—	10
Total	$22,020	$671	($205)	$99	$22,585
2024
Commercial & industrial loans	$3,438	$532	$—	$77	$4,047
Commercial real estate:
Owner occupied properties	2,867	96	—	—	2,963
Non-owner occupied and multifamily properties	3,294	205	—	—	3,499
Residential real estate:
1-4 family residential properties secured by first liens	3,470	19	—	—	3,489
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	551	104	—	10	665
1-4 family residential construction loans	191	(11)	—	—	180
Other construction, land development and raw land loans	3,127	(601)	—	—	2,526
Obligations of states and political subdivisions in the US	80	20	—	—	100
Agricultural production, including commercial fishing	168	9	(25)	5	157
Consumer loans	81	(21)	—	1	61
Other loans	3	4	—	—	7
Total	$17,270	$356	($25)	$93	$17,694

The following table shows gross charge-offs by year of loan origination for the periods indicated:

Six Months Ended June 30,

(In Thousands)	2025	2024	2023	2022	2021	Prior	Total
2025
Commercial & industrial loans	$—	$152	$—	$—	$37	$—	$189
Consumer loans	—	—	6	—	—	10	16
Total	$—	$152	$6	$—	$37	$10	$205
Credit Quality Information
As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management utilizes a loan risk grading system called the Asset Quality Rating (“AQR”) system to assign a risk classification to each of its loans. The risk classification is a dual rating system that contemplates both probability of default and risk of loss given default. Loans are graded on a scale of 1 to 10 and, loans graded 1 – 6 are considered “pass” grade loans. Loans graded 7 or higher are considered “criticized” loans. A description of the general characteristics of the AQR risk classifications are as follows:
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

Criticized loans:
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

June 30, 2025	2025	2024	2023	2022	2021	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$53,042	$97,462	$67,047	$106,048	$36,135	$81,015	$440,749
Criticized	766	3,819	6,779	16,615	10,467	7,036	45,482
Total commercial & industrial loans	$53,808	$101,281	$73,826	$122,663	$46,602	$88,051	$486,231

Commercial real estate:
Owner occupied properties
Pass	$22,786	$83,781	$47,458	$70,085	$57,289	$142,440	$423,839

Criticized	6,002	—	—	3,739	—	11,917	21,658
Total commercial real estate owner occupied properties	$28,788	$83,781	$47,458	$73,824	$57,289	$154,357	$445,497

Non-owner occupied and multifamily properties
Pass	$50,479	$119,227	$67,539	$140,597	$79,591	$224,118	$681,551
Criticized	—	—	—	1,152	—	9,870	11,022
Total commercial real estate non-owner occupied and multifamily properties	$50,479	$119,227	$67,539	$141,749	$79,591	$233,988	$692,573

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$963	$68,021	$87,706	$35,881	$3,060	$10,181	$205,812
Criticized	—	—	518	314	—	181	1,013
Total residential real estate 1-4 family residential properties secured by first liens	$963	$68,021	$88,224	$36,195	$3,060	$10,362	$206,825

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$11,047	$20,250	$12,358	$5,880	$2,671	$7,957	$60,163
Criticized	—	—	372	—	—	76	448
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$11,047	$20,250	$12,730	$5,880	$2,671	$8,033	$60,611

1-4 family residential construction loans
Pass	$14,542	$12,561	$413	$—	$—	$8,261	$35,777
Criticized	—	—	—	—	—	—	—
Total residential real estate 1-4 family residential construction loans	$14,542	$12,561	$413	$—	$—	$8,261	$35,777

Other construction, land development and raw land loans
Pass	$27,388	$61,777	$64,431	$14,141	$9,042	$7,653	$184,432
Criticized	—	—	—	—	28	1,547	1,575
Total other construction, land development and raw land loans	$27,388	$61,777	$64,431	$14,141	$9,070	$9,200	$186,007

Obligations of states and political subdivisions in the US
Pass	$—	$3,530	$—	$27,949	$—	$—	$31,479
Criticized	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$—	$3,530	$—	$27,949	$—	$—	$31,479

Agricultural production, including commercial fishing
Pass	$1,490	$8,035	$9,311	$7,882	$15,274	$4,211	$46,203
Criticized	—	—	—	—	137	—	137
Total agricultural production, including commercial fishing	$1,490	$8,035	$9,311	$7,882	$15,411	$4,211	$46,340

Consumer loans
Pass	$1,713	$2,368	$1,893	$596	$57	$1,007	$7,634
Criticized	—	—	—	4	—	25	29
Total consumer loans	$1,713	$2,368	$1,893	$600	$57	$1,032	$7,663

Other loans
Pass	$—	$—	$1,496	$94	$280	$1,242	$3,112
Criticized	—	—	—	—	—	—	—
Total other loans	$—	$—	$1,496	$94	$280	$1,242	$3,112

Total loans
Pass	$183,450	$477,012	$359,652	$409,153	$203,399	$488,085	$2,120,751
Criticized	6,768	3,819	7,669	21,824	10,632	30,652	81,364
Total loans	$190,218	$480,831	$367,321	$430,977	$214,031	$518,737	$2,202,115

Total pass loans	$183,450	$477,012	$359,652	$409,153	$203,399	$488,085	$2,120,751
Government guarantees	(9,133)	(40,990)	(19,032)	(4,967)	(12,838)	(17,871)	(104,831)
Total pass loans, net of government guarantees	$174,317	$436,022	$340,620	$404,186	$190,561	$470,214	$2,015,920

Total criticized loans	$6,768	$3,819	$7,669	$21,824	$10,632	$30,652	$81,364
Government guarantees	—	—	(1,568)	(17,056)	(9,427)	(12,722)	(40,773)
Total criticized loans, net government guarantees	$6,768	$3,819	$6,101	$4,768	$1,205	$17,930	$40,591

December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$112,361	$70,871	$120,377	$37,628	$10,581	$40,288	$392,106
Criticized	201	3,386	16,888	14,973	5,759	4,609	45,816
Total commercial & industrial loans	$112,562	$74,257	$137,265	$52,601	$16,340	$44,897	$437,922

Commercial real estate:
Owner occupied properties
Pass	$68,074	$48,655	$74,611	$64,234	$74,662	$74,987	$405,223
Criticized	—	—	492	—	348	12,029	12,869
Total commercial real estate owner occupied properties	$68,074	$48,655	$75,103	$64,234	$75,010	$87,016	$418,092

Non-owner occupied and multifamily properties
Pass	$114,879	$70,806	$104,924	$73,008	$65,592	$175,349	$604,558
Criticized	—	—	1,166	30	—	9,908	11,104
Total commercial real estate non-owner occupied and multifamily properties	$114,879	$70,806	$106,090	$73,038	$65,592	$185,257	$615,662

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$103,919	$108,642	$43,562	$3,279	$4,228	$6,978	$270,608
Criticized	—	205	—	—	—	153	358
Total residential real estate 1-4 family residential properties secured by first liens	$103,919	$108,847	$43,562	$3,279	$4,228	$7,131	$270,966

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$18,946	$13,553	$5,116	$2,695	$2,097	$6,083	$48,490
Criticized	—	372	—	—	—	298	670
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$18,946	$13,925	$5,116	$2,695	$2,097	$6,381	$49,160

1-4 family residential construction loans
Pass	$25,458	$4,118	$2,353	$—	$—	$7,587	$39,516
Criticized	—	—	—	—	—	—	—
Total residential real estate 1-4 family residential construction loans	$25,458	$4,118	$2,353	$—	$—	$7,587	$39,516

Other construction, land development and raw land loans
Pass	$63,430	$60,693	$51,809	$25,836	$1,236	$7,942	$210,946
Criticized	—	—	—	—	—	1,615	1,615
Total other construction, land development and raw land loans	$63,430	$60,693	$51,809	$25,836	$1,236	$9,557	$212,561

Obligations of states and political subdivisions in the US
Pass	$—	$—	$29,471	$—	$—	$—	$29,471
Criticized	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$—	$—	$29,471	$—	$—	$—	$29,471

Agricultural production, including commercial fishing
Pass	$8,097	$8,776	$8,380	$15,847	$3,109	$1,631	$45,840
Criticized	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$8,097	$8,776	$8,380	$15,847	$3,109	$1,631	$45,840

Consumer loans
Pass	$3,346	$2,377	$717	$75	$252	$820	$7,587

Criticized	—	45	5	—	—	1	51
Total consumer loans	$3,346	$2,422	$722	$75	$252	$821	$7,638

Other loans
Pass	$—	$345	$122	$285	$1,683	$—	$2,435
Criticized	—	—	—	—	—	—	—
Total other loans	$—	$345	$122	$285	$1,683	$—	$2,435

Total loans
Pass	$518,510	$388,836	$441,442	$222,887	$163,440	$321,665	$2,056,780
Criticized	201	4,008	18,551	15,003	6,107	28,613	72,483
Total loans	$518,711	$392,844	$459,993	$237,890	$169,547	$350,278	$2,129,263

Total pass loans	$518,510	$388,836	$441,442	$222,887	$163,440	$321,665	$2,056,780
Government guarantees	(35,244)	(12,421)	(7,727)	(13,785)	(1,591)	(17,276)	(88,044)
Total pass loans, net of government guarantees	$483,266	$376,415	$433,715	$209,102	$161,849	$304,389	$1,968,736

Total criticized loans	$201	$4,008	$18,551	$15,003	$6,107	$28,613	$72,483
Government guarantees	—	(1,640)	(14,816)	(13,476)	(5,183)	(7,963)	(43,078)
Total criticized loans, net government guarantees	$201	$2,368	$3,735	$1,527	$924	$20,650	$29,405

Past Due Loans: The following tables present an aging of contractually past due loans as of the periods presented:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due Still Accruing
June 30, 2025
Commercial & industrial loans	$795	$70	$1,499	$2,364	$483,867	$486,231	$—
Commercial real estate:
Owner occupied properties	—	—	217	217	445,280	445,497	—
Non-owner occupied and multifamily properties	—	—	—	—	692,573	692,573	—
Residential real estate:
1-4 family residential properties secured by first liens	—	468	197	665	206,160	206,825	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	69	65	372	506	60,105	60,611	—
1-4 family residential construction loans	—	—	—	—	35,777	35,777	—
Other construction, land development and raw land loans	—	—	1,490	1,490	184,517	186,007	—
Obligations of states and political subdivisions in the US	—	—	—	—	31,479	31,479	—
Agricultural production, including commercial fishing	—	—	—	—	46,340	46,340	—
Consumer loans	24	25	—	49	7,614	7,663	—
Other loans	—	—	—	—	3,112	3,112	—
Total	$888	$628	$3,775	$5,291	$2,196,824	$2,202,115	$—
December 31, 2024
Commercial & industrial loans	$718	$—	$1,558	$2,276	$435,646	$437,922	$—
Commercial real estate:
Owner occupied properties	—	492	224	716	417,376	418,092	—
Non-owner occupied and multifamily properties	—	—	—	—	615,662	615,662	—
Residential real estate:
1-4 family residential properties secured by first liens	712	323	205	1,240	269,726	270,966	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	—	466	466	48,694	49,160	17
1-4 family residential construction loans	—	—	94	94	39,422	39,516	—
Other construction, land development and raw land loans	—	—	1,432	1,432	211,129	212,561	—
Obligations of states and political subdivisions in the US	—	—	—	—	29,471	29,471	—
Agricultural production, including commercial fishing	—	—	—	—	45,840	45,840	—
Consumer loans	—	—	—	—	7,638	7,638	—
Other loans	—	—	—	—	2,435	2,435	—
Total	$1,430	$815	$3,979	$6,224	$2,123,039	$2,129,263	$17

Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $7.8 million and $7.5 million at June 30, 2025 and December 31, 2024, respectively. The following table presents loans on nonaccrual status and loans on nonaccrual status for the periods presented for which there was no related ACL. All loans with no ACL are individually evaluated for credit losses in the Company's CECL methodology.

	June 30, 2025		December 31, 2024
(In Thousands)	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL

Commercial & industrial loans	$5,484	$5,484	$4,983	$4,760
Commercial real estate:
Owner occupied properties	217	217	224	224
Residential real estate:
1-4 family residential properties secured by first liens	197	197	233	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	448	372	550	466
1-4 family residential construction loans	—	—	94	94
Other construction, land development and raw land loans	1,490	1,490	1,432	1,432
Consumer loans	25	—	—	—
Total nonaccrual loans	7,861	7,760	7,516	6,976
Government guarantees on nonaccrual loans	(70)	(70)	—	—
Net nonaccrual loans	$7,791	$7,690	$7,516	$6,976

There was no interest on nonaccrual loans reversed through interest income during the three or six-month periods ending June 30, 2025 or June 30, 2024.

There was no interest earned on nonaccrual loans with a principal balance during the six-month periods ending June 30, 2025 and June 30, 2024. However, the Company recognized interest income of $45,000 and $32,000 in the three-month periods ending June 30, 2025 and 2024, respectively, and $87,000 and $234,000 in the six-month periods ending June 30, 2025 and 2024, respectively, related to interest collected on nonaccrual loans whose principal had been paid down to zero.

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

Three Months Ended June 30, 2025
	Payment Modification	Term and payment modifications	Total Modifications	Percentage of Class of Financing Receivable
(In Thousands)
Commercial real estate:
Owner occupied properties	$—	$—	$—	—%
Total	$—	$—	$—	—%

Three Months Ended June 30, 2024
	Term Modification	Term and payment modifications	Total Modifications	Percentage of Class of Financing Receivable
(In Thousands)
Commercial & industrial loans	$—	$—	$—	—%
Total	$—	$—	$—	—%

	Six Months Ended June 30, 2025
	Term Modification	Term and payment modifications	Total Modifications	Percentage of Class of Financing Receivable
(In Thousands)
Commercial real estate:
Owner occupied properties	—	$3,252	$3,252	0.73%
Total	$—	$3,252	$3,252	0.15%

	Six Months Ended June 30, 2024
	Term Modification	Term and payment modifications	Total Modifications	Percentage of Class of Financing Receivable
(In Thousands)
Commercial & industrial loans	$5,396	$265	$5,661	1.36%
Total	$5,396	$265	$5,661	0.30%

The Company has no outstanding unfunded commitments to the borrowers included in the previous table.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty as of the dates indicated:

	Three Months Ended June 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (months)
(In Thousands)
Commercial real estate:
Owner occupied properties	$—	—%	0

	Three Months Ended June 30, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (months)
(In Thousands)
Commercial & industrial loans	$—	—%	0

	Six Months Ended June 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (months)
(In Thousands)
Commercial real estate:
Owner occupied properties	$—	—%	33

	Six Months Ended June 30, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (months)
(In Thousands)
Commercial & industrial loans	$—	8%	7

The following table presents the amortized cost basis of loans to borrowers experiencing financial difficulty as of the dates indicated. These are loans that have been modified within twelve months of the dates indicated:

	June 30, 2025	December 31, 2024
(In Thousands)
Commercial & industrial loans	$768	$5,075
Commercial real estate:
Owner occupied properties	3,468	224
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	372	466
1-4 family residential construction loans	—	94
Other construction, land development and raw land loans	1,490	1,432
Total	$6,098	$7,291
:

The following table presents the amortized cost basis of loans that had a payment default during the period indicated and were modified in the twelve months before default to borrowers experiencing financial difficulty:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	Term modification	Term modification
(In Thousands)
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$—	$—
1-4 family residential construction loans	—	—
Other construction, land development and raw land loans	—	—
Total	$—	$—

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	Term modification	Term modification
(In Thousands)
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$—	$112
1-4 family residential construction loans	—	109
Other construction, land development and raw land loans	—	968
Total	$—	$1,189

The Company monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the payment performance of loans that have been modified in the last twelve months as of the date indicated:

	June 30, 2025
	Greater Than 89 Days Past Due	Total Past Due	Current	Total
(In Thousands)
Commercial & industrial loans	$—	$—	$768	$768
Commercial real estate:
Owner occupied properties	217	217	3,251	3,468
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	372	372	—	372
Other construction, land development and raw land loans	1,490	1,490	—	1,490
Total	$2,079	$2,079	$4,019	$6,098

	June 30, 2024
	Total Past Due	Current	Total
(In Thousands)
Commercial & industrial loans	$—	$5,394	$5,394
Commercial real estate:
Owner occupied properties	—	242	242
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	108	108
1-4 family residential construction loans	—	106	106
Other construction, land development and raw land loans	—	1,512	1,512
Total	$—	$7,362	$7,362

Upon the Company's determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

5. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of an ACL, and have a maturity of less than one year. Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal. There were eight nonperforming purchased receivables with a balance of $4.0 million as of June 30, 2025 and there were four nonperforming purchased receivable with a balance of $3.8 million as of December 31, 2024 for which management was not accruing income.
The following table summarizes the components of net purchased receivables for the dates indicated:

(In Thousands)	June 30, 2025	December 31, 2024
Purchased receivables	$112,530	$77,727
Allowance for credit losses - purchased receivables	(3,432)	(3,649)
Total	$109,098	$74,078

The following table sets forth information regarding changes in the ACL on purchased receivables for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2025	2024	2025	2024
Balance at beginning of period	$3,695	$—	$3,649	$—
Charge-offs	(281)	—	(281)	—
Recoveries	—	—	—	—
Charge-offs net of recoveries	(281)	—	(281)	—
Provision for purchased receivables	18	—	64	—
Balance at end of period	$3,432	$—	$3,432	$—

6. Servicing Rights
Mortgage servicing rights
The following table details the activity in the Company's mortgage servicing rights (“MSR”) for the three and six-month periods ended June 30, 2025 and 2024:

	Three Months Ended March 31,		Six Months Ended June 30,
(In Thousands)	2025	2024	2025	2024

Balance, beginning of period	$26,814	$20,055	$26,439	$19,564
Additions for new MSR capitalized	1,510	1,103	2,740	1,619
Changes in fair value:
Due to changes in model inputs of assumptions (1)	(355)	239	(677)	528
Other (2)	(463)	(320)	(996)	(634)
Balance, end of period	$27,506	$21,077	$27,506	$21,077

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

The following table details information related to our serviced mortgage loan portfolio as of June 30, 2025 and December 31, 2024:

(In Thousands)	June 30, 2025	December 31, 2024

Balance of mortgage loans serviced for others	$1,553,987	$1,460,720
Weighted average rate of note	4.59%	4.46%
MSR as a percentage of serviced loans	1.77%	1.81%

    The Company recognized servicing fees of $1.4 million and $1.1 million during the three-month periods ending June 30, 2025 and 2024, respectively, and $2.9 million and $2.1 million during the six-month periods ending June 30, 2025 and 2024, respectively, which includes contractually specified servicing fees and ancillary fees as a component of other noninterest income in the Company's Consolidated Statements of Income.

    The following table outlines the weighted average key assumptions used in measuring the fair value of MSRs and the sensitivity of the current fair value of MSRs to immediate adverse changes in those assumptions as of the dates indicated. See Note 9 for additional information on key assumptions for MSR fair value determinations.

(In Thousands)	June 30, 2025	December 31, 2024

Fair value of MSRs	$27,506	$26,439
Expected weighted-average life (in years)	9.50	9.51

Key assumptions:
Constant prepayment rate[1]	9.12%	9.09%
Impact on fair value from 10% adverse change	($930)	($935)
Impact on fair value from 25% adverse change	($2,215)	($2,222)
Discount rate	10.96%	10.99%
Impact on fair value from 100 basis point increase	($1,081)	($1,592)
Impact on fair value from 200 basis point increase	($2,071)	($2,544)
Cost to service assumptions ($ per loan)	$81	$81
Impact on fair value from 10% adverse change	($237)	($235)
Impact on fair value from 25% adverse change	($592)	($588)
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

Commercial servicing rights
    The commercial servicing rights asset (“CSR”) has a carrying value of $2.4 million at June 30, 2025 and $2.2 million at December 31, 2024, respectively, and is included in other assets and carried at fair value on the Company's Consolidated Balance Sheets. Total commercial loans serviced for others were $306.0 million and $279.7 million at June 30, 2025 and December 31, 2024, respectively. Key assumptions used in measuring the fair value of the CSR as of June 30, 2025 and December 31, 2024 include a constant prepayment rate of 11.38% and a discount rate of 12.00%.

7. Leases

    The Company's lease commitments consist primarily of agreements to lease land and office facilities that it occupies to operate several of its retail branch locations that are classified as operating leases and are recognized on the balance sheet as right-of-use (“ROU”) assets and lease liabilities. As of June 30, 2025, the Company has operating lease ROU assets of $7.0 million and operating lease liabilities of $7.1 million. As of December 31, 2024, the Company had operating lease ROU assets of $7.5 million and operating lease liabilities of $7.5 million. The Company did not have any agreements that are classified as finance leases as of June 30, 2025 or December 31, 2024.

    The following table presents additional information about the Company's operating leases for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2025	2024	2025	2024
Lease Cost
Operating lease cost(1)	$761	$745	$1,469	$1,482
Short term lease cost(1)	78	13	164	51
Total lease cost	$839	$758	$1,633	$1,533

Other information
Operating leases - operating cash flows			$1,371	$1,373
Weighted average lease term - operating leases, in years			11.88	10.67
Weighted average discount rate - operating leases			3.78%	3.62%
(1)	Expenses are classified within occupancy expense on the Consolidated Statements of Income.

    The table below reconciles the remaining undiscounted cash flows for the next five years for each twelve-month period presented (unless otherwise indicated) and the total of the subsequent remaining years to the operating lease liabilities recorded on the balance sheet:

(In Thousands)	Operating Leases
2025 (Six months)	$1,329
2026	1,498
2027	1,028
2028	731
2029	553
Thereafter	3,753
Total minimum lease payments	$8,892
Less: amount of lease payment representing interest	(1,815)
Present value of future minimum lease payments	$7,077

8.  Derivatives
Derivatives swaps related to community banking activities
    The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution (“counterparty”). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a “well-capitalized” institution under applicable regulatory guidelines, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $587,000 as of June 30, 2025 and $579,000 as of December 31, 2024, in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements.
    The Company had interest rate swaps related to commercial loans with an aggregate notional amount of $319.0 million and $309.0 million at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025, the notional amount of interest rate swaps is made up of 26 variable to fixed rate swaps to commercial loan customers totaling $159.5 million, and 26 fixed to variable rate swaps with a counterparty totaling $159.5 million. Changes in fair value from these 26 interest rate swaps offset each other in the three-month periods ending June 30, 2025. The Company recognized zero and $10,000 in fee income related to interest rate swaps in the three-month periods ending June 30, 2025 and 2024, respectively, and $129,000 and $73,000 in fee income related to interest rate swaps in the six-month periods ending June 30, 2025 and 2024, respectively. Interest rate swap income is recorded in other operating income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
    The Company has an interest rate swap to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Northrim Statutory Trust 2 at 3.72% through its maturity date. The floating rate that the dealer pays is equal to the three month CME SOFR plus tenor spread adjustment 0.26% plus 1.37%, which reprices quarterly on the payment date. This rate was 5.95% as of June 30, 2025. The Company pledged $130,000 in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of June 30, 2025 and December 31, 2024. Changes in the fair value of this interest rate swap are reported in other comprehensive income on the Consolidated Statements of Income. The unrealized gain, net of tax on this interest rate swap was $1.0 million as of June 30, 2025 and the unrealized gain, net of tax was $1.3 million as of December 31, 2024.
Derivatives related to home mortgage banking activities
    The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as “interest rate lock commitments”. The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. Residential Mortgage, LLC (“RML”) had commitments to originate mortgage loans held for sale totaling $73.2 million and $32.3 million at June 30, 2025 and December 31, 2024, respectively. Changes in the value of RML's interest rate derivatives are recorded in mortgage banking income on the Consolidated Statements of Income. None of these derivatives are designated as hedging instruments.

    The following table presents the fair value of derivatives not designated as hedging instruments at June 30, 2025 and December 31, 2024:

(In Thousands)	Asset Derivatives
		June 30, 2025	December 31, 2024
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$8,771	$13,011
Interest rate lock commitments	Other assets	1,296	465
Retail interest rate contracts	Other assets	—	49
Total		$10,067	$13,525

(In Thousands)	Liability Derivatives
		June 30, 2025	December 31, 2024
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$8,771	$13,011
Retail interest rate contracts	Other liabilities	189	—
Total		$8,960	$13,011
    The following table presents the net gains (losses) of derivatives not designated as hedging instruments for periods indicated below:

		Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	Income Statement Location	2025	2024	2025	2024
Retail interest rate contracts	Mortgage banking income	($26)	$99	($335)	$220
Interest rate lock commitments	Mortgage banking income	(93)	260	787	645
Total		($119)	$359	$452	$865
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

    The following table summarizes the derivatives that have a right of offset as of June 30, 2025 and December 31, 2024:

June 30, 2025				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$8,771	$—	$8,771	$—	$—	$8,771

Liability Derivatives
Interest rate swaps	$8,771	$—	$8,771	$—	$8,771	$—
Retail interest rate contracts	189	—	189	—	—	189

December 31, 2024				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$13,011	$—	$13,011	$—	$—	$13,011
Retail interest rate contracts	49	—	49	—	—	49

Liability Derivatives
Interest rate swaps	$13,011	$—	$13,011	$—	$13,011	$—

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

Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2025, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Company has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.

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

    Estimated fair values as of the periods indicated are as follows:

	June 30, 2025		December 31, 2024
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$141,283	$141,283	$62,736	$62,736
Investment securities available for sale	213,657	213,657	268,781	268,781
Marketable equity securities	8,747	8,747	8,719	8,719

Level 2 inputs:
Investment securities available for sale	215,764	215,764	209,836	209,836
Loans held for sale	104,151	104,151	59,957	59,957
Interest rate swaps	11,738	11,738	14,788	14,788

Level 3 inputs:
Investment securities held to maturity	36,750	36,039	36,750	35,750
Loans	2,202,115	2,119,187	2,129,263	2,014,070
Purchased receivables, net	109,098	109,098	74,078	74,078
Interest rate lock commitments	1,296	1,296	465	465
Mortgage servicing rights	27,506	27,506	26,439	26,439
Commercial servicing rights	2,400	2,400	2,194	2,194

Financial liabilities:
Level 2 inputs:
Deposits	$2,809,170	$2,810,895	$2,680,189	$2,683,029
Borrowings	63,026	60,233	23,045	19,991
Interest rate swaps	8,771	8,771	13,011	13,011

Level 3 inputs:
Junior subordinated debentures	10,310	11,130	10,310	10,897

    The following table sets forth the balances as of the periods indicated of assets and liabilities measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$384,040	$213,657	$170,383	$—
U.S. Agency mortgage-backed securities	4,976	—	4,976	—
Corporate bonds	4,874	—	4,874	—
Collateralized loan obligations	35,531	—	35,531	—
Total available for sale securities	$429,421	$213,657	$215,764	$—
Marketable equity securities	$8,747	$8,747	$—	$—
Total marketable equity securities	$8,747	$8,747	$—	$—
Interest rate swaps	$10,205	$—	$10,205	$—
Interest rate lock commitments	1,296	—	—	1,296
Mortgage servicing rights	27,506	—	—	27,506
Commercial servicing rights	2,400	—	—	2,400
Total other assets	$41,407	$—	$10,205	$31,202
Liabilities:
Interest rate swaps	$8,771	$—	$8,771	$—
Retail interest rate contracts	189	—	189	—
Total other liabilities	$8,960	$—	$8,960	$—
December 31, 2024
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$432,931	$259,986	$172,945	$—
Municipal securities	—	—	—	—
Corporate bonds	8,795	8,795	—	—
Collateralized loan obligations	36,891	—	36,891	—
Total available for sale securities	$478,617	$268,781	$209,836	$—
Marketable equity securities	$8,719	$8,719	$—	$—
Total marketable securities	$8,719	$8,719	$—	$—
Interest rate swaps	$14,788	$—	$14,788	$—
Interest rate lock commitments	465	—	—	465
Mortgage servicing rights	26,439	—	—	26,439
Commercial servicing rights	2,194	—	—	2,194
Retail interest rate contracts	49	—	49	—
Total other assets	$43,935	$—	$14,837	$29,098
Liabilities:
Interest rate swaps	$13,011	$—	$13,011	$—
Total other liabilities	$13,011	$—	$13,011	$—

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six-month periods ended June 30, 2025 and 2024:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended June 30, 2025
Interest rate lock commitments	$1,389	($553)	$4,700	($4,240)	$1,296	$1,296
Mortgage servicing rights	26,814	(818)	1,510	—	27,506	—
Commercial servicing rights	2,317	(120)	203	—	2,400	—
Total	$30,520	($1,491)	$6,413	($4,240)	$31,202	$1,296
Three Months Ended June 30, 2024
Interest rate lock commitments	$765	($453)	$3,416	($2,669)	$1,059	$1,059
Mortgage servicing rights	20,055	(81)	1,103	—	21,077	—
Commercial servicing rights	2,100	(16)	32	—	2,116	—
Total	$22,920	($550)	$4,551	($2,669)	$24,252	$1,059

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Six Months Ended June 30, 2025
Interest rate lock commitments	$465	($779)	$6,696	($5,086)	$1,296	$1,296
Mortgage servicing rights	26,439	(1,673)	2,740	—	27,506	—
Commercial servicing rights	2,194	(193)	399	—	2,400	—
Total	$29,098	($2,645)	$9,835	($5,086)	$31,202	$1,296
Six Months Ended June 30, 2024
Interest rate lock commitments	$342	($728)	$5,929	($4,484)	$1,059	$1,059
Mortgage servicing rights	19,564	(106)	1,619	—	21,077	—
Commercial servicing rights	2,200	(145)	61	—	2,116	—
Total	$22,106	($979)	$7,609	($4,484)	$24,252	$1,059

    There were no changes in unrealized gains and losses for the three and six-month periods ending June 30, 2025 and 2024 included in other comprehensive income for recurring Level 3 fair value measurements.

    As of and for the periods ending June 30, 2025 and December 31, 2024, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis.  For loans individually measured for credit losses, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025
Loans individually measured for credit losses	$—	$—	$—	$—
Total	$—	$—	$—	$—
December 31, 2024
Loans individually measured for credit losses	$—	$—	$—	$—
Total	$—	$—	$—	$—
    The following table presents the (gains) losses resulting from nonrecurring fair value adjustments for the three and six-month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2025	2024	2025	2024
Loans individually measured for credit losses	$—	($182)	$—	$2
Other real estate owned	—	—	—	—
Total loss from nonrecurring measurements	$—	($182)	$—	$2

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
    The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at June 30, 2025 and December 31, 2024:

Financial Instrument	Valuation Technique - Recurring Basis	Unobservable Input	Weighted Average Rate Range
June 30, 2025
Interest rate lock commitment	External pricing model	Pull through rate	92.63%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	6.35% - 20.58%
		Discount rate	9.50% - 11.00%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	3.13% - 18.23%
		Discount rate	12.00%
December 31, 2024
Interest rate lock commitment	External pricing model	Pull through rate	93.35%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	2.01% - 14.91%
		Discount rate	9.50% - 11.00%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	3.13% - 18.23%
		Discount rate	12.00%

10.  Segment Information
    The Company's operations are managed along three operating segments: Community Banking, Home Mortgage Lending, and Specialty Finance. The Company reevaluated our reportable operating segments in the fourth quarter of 2024 concurrent with the acquisition of SCF, which resulted in the addition of the Specialty Finance segment. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of June 30, 2025, the Community Banking segment operated 20 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties, mortgage loan servicing for a portion of mortgage loans sold, and investment in certain 1-4 family residential mortgage loans on our balance sheet. The Specialty Finance segment's principal business focus is factoring, asset based lending and alternative working capital solutions to small and medium sized enterprises, and includes SCF and Northrim Funding Services, which was previously reported in the Community Banking segment prior to the acquisition of SCF.
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

    Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results for the periods presented is shown in the following tables:

	Three Months Ended June 30, 2025
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$38,969	$5,048	$782	$44,799
Interest expense	8,998	1,541	668	11,207
Net interest income	29,971	3,507	114	33,592
Provision (benefit) for credit losses	1,319	639	18	1,976
Net interest income after provision for credit losses	28,652	2,868	96	31,616
Net realized gains on mortgage loans sold	—	5,091	—	5,091
Change in fair value of mortgage loan commitments, net	—	(110)	—	(110)
Total production revenue	—	4,981	—	4,981
Mortgage servicing revenue	—	2,957	—	2,957
Change in fair value of mortgage servicing rights:
Due to changes in model inputs of assumptions	—	(355)	—	(355)
Other	—	(463)	—	(463)
Total mortgage servicing revenue, net	—	2,139	—	2,139
Other mortgage banking revenue	—	280	—	280
Total mortgage banking revenue	—	7,400	—	7,400
Purchased receivable income	—	—	5,897	5,897
Other operating income	3,268	—	75	3,343
Total other operating income	3,268	7,400	5,972	16,640
Salaries and other personnel expense	13,360	5,682	1,812	20,854
Data processing expense	2,960	270	136	3,366
Occupancy expense	1,476	556	72	2,104
Professional and outside services	634	258	221	1,113
Marketing expense	894	142	6	1,042
Insurance expense	734	21	1	756
Compensation expense - Sallyport acquisition payments	—	—	600	600
Other operating expense	1,706	664	283	2,653
Total other operating expense	21,764	7,593	3,131	32,488
Income before provision for income taxes	10,156	2,675	2,937	15,768
Provision for income taxes	2,413	746	831	3,990
Net income	$7,743	$1,929	$2,106	$11,778

Three Months Ended June 30, 2025
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$38,969	$5,048	$782	$44,799
Mortgage banking income - external revenue	—	7,400	—	7,400
Mortgage banking income - intersegment revenues	—	914	—	914
Purchased receivable income	—	—	5,897	5,897
Other operating income	3,268	—	75	3,343
	42,237	13,362	6,754	62,353
Reconciliation of revenue
Elimination of intersegment revenues	—	(914)	—	(914)
Total consolidated revenues	$42,237	$12,448	$6,754	$61,439
Less:
Interest expense	8,998	1,541	668	11,207
Provision (benefit) for credit losses	1,319	639	18	1,976
Segment gross profit	31,920	10,268	6,068	48,256

Less(1):
Salaries and other personnel expense	$13,360	$5,682	$1,812	$20,854
Data processing expense	2,960	270	136	3,366
Occupancy expense	1,476	556	72	2,104
Professional and outside services	634	258	221	1,113
Marketing expense	894	142	6	1,042
Insurance expense	734	21	1	756
Compensation expense - Sallyport acquisition payments	—	—	600	600
Intersegment expense	914	—	—	914
Other segment items(2)	1,706	664	283	2,653
Segment expense	22,678	7,593	3,131	33,402

Reconciliation of expense
Elimination of intersegment expense	($914)	$—	$—	(914)
Total consolidated expense	$21,764	$7,593	$3,131	$32,488

Income before provision for income taxes	$10,156	$2,675	$2,937	$15,768
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
Specialty Finance: miscellaneous operating costs related to specialty finance activities.

	Three Months Ended June 30, 2024
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$32,722	$4,017	$170	$36,909
Interest expense	8,404	1,242	210	9,856
Net interest income	24,318	2,775	(40)	27,053
Provision (benefit) for credit losses	(184)	64	—	(120)
Net interest income after provision for credit losses	24,502	2,711	(40)	27,173
Net realized gains on mortgage loans sold	—	3,189	—	3,189
Change in fair value of mortgage loan commitments, net	—	390	—	390
Total production revenue	—	3,579	—	3,579
Mortgage servicing revenue	—	2,164	—	2,164
Change in fair value of mortgage servicing rights:
Due to changes in model inputs of assumptions	—	239	—	239
Other	—	(320)	—	(320)
Total mortgage servicing revenue, net	—	2,083	—	2,083
Other mortgage banking revenue	—	222	—	222
Total mortgage banking revenue	—	5,884	—	5,884
Purchased receivable income	—	—	1,242	1,242
Other operating income	2,451	—	—	2,451
Total other operating income	2,451	5,884	1,242	9,577
Salaries and other personnel expense	11,234	5,104	289	16,627
Data processing expense	2,382	210	9	2,601
Occupancy expense	1,328	483	32	1,843
Professional and outside services	494	211	21	726
Marketing expense	572	117	1	690
Insurance expense	659	33	—	692
Other operating expense	1,400	539	76	2,015
Total other operating expense	18,069	6,697	428	25,194
Income before provision for income taxes	8,884	1,898	774	11,556
Provision (benefit) for income taxes	1,786	532	218	2,536
Net income	$7,098	$1,366	$556	$9,020

Three Months Ended June 30, 2024
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$32,722	$4,017	$170	$36,909
Mortgage banking income - external revenue	—	5,884	—	5,884
Mortgage banking income - intersegment revenues	—	963	—	963
Purchased receivable income	—	—	1,242	1,242
Other operating income	2,451	—	—	2,451
	35,173	10,864	1,412	47,449
Reconciliation of revenue
Elimination of intersegment revenues	—	(963)	—	(963)
Total consolidated revenues	$35,173	$9,901	$1,412	$46,486
Less:
Interest expense	8,404	1,242	210	9,856
Provision (benefit) for credit losses	(184)	64	—	(120)
Segment gross profit	26,953	8,595	1,202	36,750

Less(1):
Salaries and other personnel expense	$11,234	$5,104	$289	$16,627
Data processing expense	2,382	210	9	2,601
Occupancy expense	1,328	483	32	1,843
Professional and outside services	494	211	21	726
Marketing expense	572	117	1	690
Insurance expense	659	33	—	692
Intersegment expense	963	—	—	963
Other segment items(2)	1,400	539	76	2,015
Segment expense	19,032	6,697	428	26,157

Reconciliation of expense
Elimination of intersegment expense	($963)	$—	$—	(963)
Total consolidated expense	$18,069	$6,697	$428	$25,194

Income before provision for income taxes	$8,884	$1,898	$774	$11,556
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
Specialty Finance: miscellaneous operating costs related to specialty finance activities.

	Six Months Ended June 30, 2025
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$75,542	$9,440	$1,378	$86,360
Interest expense	17,420	2,887	1,164	21,471
Net interest income	58,122	6,553	214	64,889
Provision (benefit) for credit losses	(449)	332	684	567
Net interest income after provision for credit losses	58,571	6,221	(470)	64,322
Net realized gains on mortgage loans sold	—	6,671	—	6,671
Change in fair value of mortgage loan commitments, net	—	550	—	550
Total production revenue	—	7,221	—	7,221
Mortgage servicing revenue	—	5,653	—	5,653
Change in fair value of mortgage servicing rights:
Due to changes in model inputs of assumptions	—	(677)	—	(677)
Other	—	(996)	—	(996)
Total mortgage servicing revenue, net	—	3,980	—	3,980
Other mortgage banking revenue	—	450	—	450
Total mortgage banking revenue	—	11,651	—	11,651
Purchased receivable income	—	—	12,047	12,047
Other operating income	5,971	—	11	5,982
Total other operating income	5,971	11,651	12,058	29,680
Salaries and other personnel expense	24,124	10,451	3,502	38,077
Data processing expense	5,630	533	307	6,470
Occupancy expense	2,858	994	141	3,993
Professional and outside services	1,195	514	519	2,228
Marketing expense	1,412	293	9	1,714
Insurance expense	1,722	44	7	1,773
Compensation expense - Sallyport acquisition payments	—	—	1,200	1,200
Other operating expense	3,404	1,254	546	5,204
Total other operating expense	40,345	14,083	6,231	60,659
Income before provision for income taxes	24,197	3,789	5,357	33,343
Provision for income taxes	5,666	1,056	1,519	8,241
Net income	$18,531	$2,733	$3,838	$25,102

Six Months Ended June 30, 2025
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$75,542	$9,440	$1,378	$86,360
Mortgage banking income - external revenue	—	11,651	—	11,651
Mortgage banking income - intersegment revenues	—	1,356	—	1,356
Purchased receivable income	—	—	12,047	12,047
Other operating income	5,971	—	11	5,982
	81,513	22,447	13,436	117,396
Reconciliation of revenue
Elimination of intersegment revenues	—	(1,356)	—	(1,356)
Total consolidated revenues	$81,513	$21,091	$13,436	$116,040
Less:
Interest expense	17,420	2,887	1,164	21,471
Provision (benefit) for credit losses	(449)	332	684	567
Segment gross profit	64,542	17,872	11,588	94,002

Less(1):
Salaries and other personnel expense	$24,124	$10,451	$3,502	$38,077
Data processing expense	5,630	533	307	6,470
Occupancy expense	2,858	994	141	3,993
Professional and outside services	1,195	514	519	2,228
Marketing expense	1,412	293	9	1,714
Insurance expense	1,722	44	7	1,773
Compensation expense - Sallyport acquisition payments	—	—	1,200	1,200
Intersegment expense	1,356	—	—	1,356
Other segment items(2)	3,404	1,254	546	5,204
Segment expense	41,701	14,083	6,231	62,015

Reconciliation of expense
Elimination of intersegment expense	($1,356)	$—	$—	(1,356)
Total consolidated expense	$40,345	$14,083	$6,231	$60,659

Income before provision for income taxes	$24,197	$3,789	$5,357	$33,343
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
Specialty Finance: miscellaneous operating costs related to specialty finance activities.

	Six Months Ended June 30, 2024
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$65,033	$7,302	$382	$72,717
Interest expense	16,500	2,295	422	19,217
Net interest income	48,533	5,007	(40)	53,500
Provision (benefit) for credit losses	13	16	—	29
Net interest income after provision for credit losses	48,520	4,991	(40)	53,471
Net realized gains on mortgage loans sold	—	5,168	—	5,168
Change in fair value of mortgage loan commitments, net	—	777	—	777
Total production revenue	—	5,945	—	5,945
Mortgage servicing revenue	—	3,725	—	3,725
Change in fair value of mortgage servicing rights:		—		—
Due to changes in model inputs of assumptions	—	528	—	528
Other	—	(634)	—	(634)
Total mortgage servicing revenue, net	—	3,619	—	3,619
Other mortgage banking revenue	—	351	—	351
Total mortgage banking revenue	—	9,915	—	9,915
Purchased receivable income	—	—	2,587	2,587
Other operating income	4,919	—	—	4,919
Total other operating income	4,919	9,915	2,587	17,421
Salaries and other personnel expense	21,837	9,643	564	32,044
Data processing expense	4,793	448	19	5,260
Occupancy expense	2,795	947	63	3,805
Professional and outside services	1,058	384	39	1,481
Marketing expense	951	246	6	1,203
Insurance expense	1,413	58	—	1,471
Other operating expense	2,400	1,057	111	3,568
Total other operating expense	35,247	12,783	802	48,832
Income before provision for income taxes	18,192	2,123	1,745	22,060
Provision for income taxes	3,752	595	494	4,841
Net income	$14,440	$1,528	$1,251	$17,219

Six Months Ended June 30, 2024
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$65,033	$7,302	$382	$72,717
Mortgage banking income - external revenue	—	9,915	—	9,915
Mortgage banking income - intersegment revenues	—	1,531	—	1,531
Purchased receivable income	—	—	2,587	2,587
Other operating income	4,919	—	—	4,919
	69,952	18,748	2,969	91,669
Reconciliation of revenue
Elimination of intersegment revenues	—	(1,531)	—	(1,531)
Total consolidated revenues	$69,952	$17,217	$2,969	$90,138
Less:
Interest expense	16,500	2,295	422	19,217
Provision (benefit) for credit losses	13	16	—	29
Segment gross profit	53,439	14,906	2,547	70,892

Less(1):
Salaries and other personnel expense	$21,837	$9,643	$564	$32,044
Data processing expense	4,793	448	19	5,260
Occupancy expense	2,795	947	63	3,805
Professional and outside services	1,058	384	39	1,481
Marketing expense	951	246	6	1,203
Insurance expense	1,413	58	—	1,471
Intersegment expense	1,531	—	—	1,531
Other segment items(2)	2,400	1,057	111	3,568
Segment expense	36,778	12,783	802	50,363

Reconciliation of expense
Elimination of intersegment expense	($1,531)	$—	$—	(1,531)
Total consolidated expense	$35,247	$12,783	$802	$48,832

Income before provision for income taxes	$18,192	$2,123	$1,745	$22,060
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
Specialty Finance: miscellaneous operating costs related to specialty finance activities.

June 30, 2025
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Total assets	$2,718,030	$355,350	$170,380	$3,243,760
Loans held for sale	$—	$127,116	$—	$127,116
1-4 family residential properties secured by first liens	$—	$206,825	$—	$206,825
Purchased receivables, net	$—	$—	$109,098	$109,098
Goodwill	$7,525	$7,492	$34,857	$49,874

December 31, 2024
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Total assets	$2,547,709	$357,630	$136,530	$3,041,869
Loans held for sale	$—	$59,957	$—	$59,957
1-4 family residential properties secured by first liens	$—	$270,966	$—	$270,966
Purchased receivables, net	$—	$—	$74,078	$74,078
Goodwill	$7,525	$7,492	$35,001	$50,018

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
Note Regarding Forward Looking-Statements
This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements, other than statements of historical fact, regarding our financial position, business strategy, management’s plans and objectives for future operations are forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: descriptions of the financial condition, results of operations, asset based lending volumes, asset and credit quality trends and profitability and statements about the expected financial benefits and other effects of the acquisition of Sallyport Commercial Finance, LLC (“Sallyport”) by Northrim Bank; expected cost savings, synergies and other financial benefits from the acquisition of Sallyport by Northrim Bank might not be realized within the expected time frames and costs or difficulties relating to integration matters might be greater than expected; the ability of Northrim and Sallyport to execute their respective business plans; potential further increases in interest rates; the value of securities held in our investment portfolio; impact of the results of government initiatives, including tariffs, on the regulatory landscape, natural resource extraction industries, and capital markets; the impact of declines in the value of commercial and residential real estate markets, high unemployment rates, inflationary pressures and slowdowns in economic growth; changes in banking regulation or actions by bank regulators; potential further increases in inflation, supply-chain constraints, and potential geopolitical instability, including the war in Ukraine and the conflicts in the Middle East; financial stress on borrowers (consumers and businesses) as a result of higher rates or an uncertain economic environment; the general condition of, and changes in, the Alaska economy; our ability to maintain or expand our market share or net interest margin; the sufficiency of our allowance for credit losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to current expected credit losses accounting guidance; our ability to maintain asset quality; our ability to implement our marketing and growth strategies; our ability to identify and address cyber-security risks, including security breaches, “denial of service attacks,” “hacking,” and identity theft; disease outbreaks; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. In addition, there are risks inherent in the banking industry relating to collectability of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report and Part I. Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as well as in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that forward looking statements are made only as of the date of this report and that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

Update on Economic Conditions

The Alaska Department of Labor (“DOL”) has reported Alaska’s seasonally adjusted unemployment rate in May of 2025 was 4.7% compared to the U.S. rate of 4.2%. The rate has held steady in Alaska at 4.7% for eight consecutive months. The total number of payroll jobs in Alaska, not including uniformed military, increased 1.1% or 3,800 jobs between May of 2024 and May of 2025.
According to the DOL, the Oil and Gas sector had the largest growth rate in new jobs of 8.8% through May of this year compared to the prior year, up 700 direct jobs. The Construction sector added 700 positions for a year-over-year growth rate of 3.7% through May of 2025. The larger Health Care sector grew by 1,200 jobs for an annual growth rate of 2.9%. Transportation, Warehousing and Utilities added 600 jobs for a 2.3% growth rate over the same period. Professional and Business Services increased 500 jobs year-over-year through May of 2025, up 1.7%.

The Government sector grew by 200 jobs for 0.2% growth, adding 400 State positions while losing 200 Federal jobs in Alaska over the same period. Declining sectors between May 2024 and May 2025 were Information down 100 jobs or (-2.3%), Manufacturing (primarily seafood processing) shrinking 200 positions (-2.1%), Wholesale Trade lost 100 jobs (-1.5%) and Financial Activities, down 100 jobs (-0.9%).

Alaska’s seasonally adjusted personal income was $57.4 billion in the first quarter of 2025 according to the Federal Bureau of Economic Analysis (“BEA”). This was an annualized improvement in the first quarter of 6.4% for Alaska, compared to the national average of 6.7%. Alaska enjoyed an annual personal income improvement of 6% in 2024 compared to the U.S. increase of 5.4%, ranking Alaska 6th best in the nation. The $885 million increase in personal income in the first quarter of 2025 in Alaska came from a $352 million increase in net earnings from wages, $440 million growth in government transfer receipts, and a $92 million increase in investment income.

Alaska’s Gross State Product (“GSP”) in the first quarter of 2025 reached $72 billion according to the BEA. Alaska’s inflation adjusted “real” GSP increased 1.5% in 2024 and decreased -1.8% annualized in the first quarter of 2025. The average U.S. GDP growth rate was 2.8% for 2025 and -0.5% in the first quarter of 2025. Alaska’s real GSP decrease in the first quarter of 2025 was primarily caused by a decrease in the Mining, Oil & Gas sector, somewhat offset by improvements in the Construction sector.

Alaska exported $5.9 billion in goods to foreign countries in 2024 according to the U.S. International Trade Administration. China is the largest importer of Alaska’s products at $1.5 billion, followed by Australia at $804 million, Japan at $674 million and South Korea at $634 million in 2024. Fish and related maritime products accounted for the largest volume at $2.1 billion, followed by minerals and ores at $2 billion, and primary metals at $992 million in 2024. Oil & Gas exports are $380 million because the majority of Alaska’s production is refined and consumed in the United States.

According to the US Bureau of Labor Statistics, the Consumer Price Index (“CPI”) for the U.S. increased 2.7% between June of 2024 and June of 2025. In Alaska, the rate of CPI increase was lower at 1.6% for the same time period. Food and beverage, housing costs, and medical care costs were the largest causes for inflation.Declining motor fuel prices, transportation, recreation and household furnishing costs have helped moderate inflationary pressures in Alaska.

The monthly average price of Alaska North Slope (“ANS”) crude oil has ranged between $76.39 a barrel in January of 2025 and $67.07 in May of the prior year. The June 2025 average was $72.62. The Alaska Department of Revenue (“DOR”) calculated ANS crude oil production was 461 thousand barrels per day (“bpd”) in Alaska’s fiscal year ending June 30, 2024. Production rose to 469 thousand bpd in fiscal year ending June 30, 2025. In the Spring 2025 Revenue Forecast published March 12, 2025, the DOR expects production to continue to grow to 663 thousand bpd by fiscal year 2034. This is primarily a result of new production coming on-line in and around the NPR-A region west of Prudhoe Bay. A partnership between Santos and Repsol is constructing the new Pikka field and ConocoPhillips is developing the large new Willow field. There are also a number of smaller new fields in the ANS that are contributing to the State of Alaska’s production growth estimates.

The Alaska Permanent Fund is seeded annually by the oil wealth the State continues to save each year and has grown significantly over 40 years of successful investment. As of May 31, 2025 the fund's value was $83.13 billion. According to the DOR it is scheduled to contribute $3.7 billion to Alaska General Fund in fiscal year 2025 for general government spending and to pay the annual dividend to Alaskan residents.

According to the Alaska Multiple Listing Services, the average sales price of a single family home in Anchorage rose 6.2% in 2024 to $510,064, following a 5.2% increase in 2023. This was the seventh consecutive year of price increases. Through June of 2025 prices have continued to increase on average 2.6% to $523,059.

The average sales price for single family homes in the Matanuska Susitna Borough rose 3.8% in 2024 to $412,859, after increasing 4% in 2023. This continues a trend of average price increases for more than a decade in the region. Through June of 2025 prices have continued to increase on average 6.9% to $441,463. These two markets represent where the vast majority of residential lending activity of Northrim Bank (the “Bank”) occurs.

The Alaska Multiple Listing Services reported a 3.4% increase in the number of units sold in Anchorage when comparing 2024 to 2023. The first six months of 2025 has seen a 4.8% increase in home sales compared to the first half of 2024 in Anchorage.

There was virtually no change in the number of homes sold in the Matanuska Susitna Borough, with only four fewer homes sold in 2024 than in 2023 or -0.2%. In the first six months of 2025 the number of units sold has increased 13.1% in the Matanuska Susitna Borough compared to the first half of 2024 according to the Alaska Multiple Listing Services.

The Board of Governors of the Federal Reserve System left its benchmark interest rate target unchanged at 4.25%-4.50% as of both June 30, 2025 and December 31, 2024. The prime rate of interest is 7.50% as of both June 30, 2025 and December 31, 2024.

Highlights and Summary of Performance - Second Quarter of 2025

The Company reported net income and earnings per diluted share of $11.8 million and $2.09, respectively, for the second quarter of 2025 compared to net income and earnings per diluted share of $9.0 million and $1.62, respectively, for the second quarter of 2024. The Company reported net income and earnings per diluted share of $25.1 million and $4.47, respectively for the first six months of 2025 compared to net income and earnings per diluted share of $17.2 million and $3.10, respectively, for the first six months of 2024. The increase in net income for both periods in 2025 compared to the same periods last year is primarily attributable to higher net interest income, an increase in purchased receivable income and increased mortgage banking income, which were only partially offset by higher operating expenses and an increase in the provision for credit losses.
•Net interest margin was 4.66% for the second quarter of 2025, up 42-basis points from the second quarter a year ago.
•Return on average assets (“ROAA”) was 1.48% and return on average equity (“ROAE”) was 16.37% for the second quarter of 2025. ROAA was 1.31% and ROAE was 14.84% for the second quarter of 2024.
•Portfolio loans were $2.20 billion at June 30, 2025, up 17% from a year ago, primarily due to new customer relationships and expanding market share, as well as retaining certain mortgages originated by Residential Mortgage, a subsidiary of the Bank. The Company sold $61 million in consumer mortgages in the second quarter of 2025 to reduce the concentration of residential real estate loans and to provide additional liquidity for future commercial and construction loan growth.
•Total deposits were $2.81 billion at June 30, 2025, up 14% from $2.46 billion a year ago. Non-interest bearing demand deposits increased 10% year-over-year to $777.9 million at June 30, 2025 and represent 28% of total deposits.
•The average cost of interest-bearing deposits was 2.04% at June 30, 2025, down from 2.21% at June 30, 2024.
•Mortgage loan originations were $277.1 million in the second quarter of 2025, up from $181.5 million in the second quarter a year ago. Mortgage loans funded for sale were $249.7 million in the second quarter of 2025, compared to $152.3 million in the second quarter of 2024.

Other financial measures are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Return on average assets, annualized	1.48%	1.31%	1.61%	1.25%
Return on average shareholders' equity, annualized	16.37%	14.84%	17.99%	14.35%
Dividend payout ratio	30.43%	37.62%	28.51%	39.38%

Nonperforming assets: Nonperforming assets, net of government guarantees were $11.9 million at June 30, 2025 and $11.6 million at December 31, 2024. Other Real Estate Owned (“OREO”), net of government guarantees was zero at both June 30, 2025 and December 31, 2024. Repossessed assets were $50,000 as of June 30, 2025 and $297,000 as of December 31, 2024. Nonperforming loans, net of government guarantees increased $258,000 or 3% to $7.8 million as of June 30, 2025 from $7.5 million as of December 31, 2024, primarily due to the addition of four loans in the first six months of 2025. Nonperforming purchased receivables increased $249,000 or 7% to $4.0 million as of June 30, 2025 from $3.8 million as of December 31, 2024. Of the nonperforming assets at June 30, 2025, $4.2 million are attributable to the Community Banking segment, $197,000 are attributable to the Home Mortgage Lending segment, and $7.5 million are attributable to the Specialty Finance segment.
Potential problem assets: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual or past due. These loans are closely monitored and their performance is reviewed by management on a regular basis. At June 30, 2025, management had identified $28.0 million potential problem loans, up from $1.6 million at December 31, 2024.

RESULTS OF OPERATIONS
    Net Income
    Net income for the second quarter of 2025 increased $2.8 million to $11.8 million as compared to $9.0 million for the same period in 2024. The increase in net income in the second quarter of 2025 as compared to the same quarter a year ago is largely attributable to a $6.5 million increase in net interest income, a $4.7 million increase in purchased receivable income, and a $1.5 million increase in mortgage banking income. These increases were only partially offset by a $7.3 million increase in other operating expenses and a $2.1 million increase in the provision for credit losses.
Net income for the first six months of 2025 increased $7.9 million to $25.1 million as compared to $17.2 million for the same period in 2024. The increase in net income in the first six months of 2025 as compared to the same period a year ago is largely attributable to a $11.4 million increase in net interest income, a $9.5 million increase in purchased receivable income, and a $1.7 million increase in mortgage banking income. These increases were only partially offset by a $11.8 million increase in other operating expenses and a $0.5 million increase in the provision for credit losses.
Analysis of Business Segments
Our business segments are defined as Community Banking, Home Mortgage Lending, and Specialty Finance. The following table summarizes net income from our segments. Additional information about segment performance is presented in Note 10 included in Part I - Item 1 “Financial Statements” of this report.

(In Thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

Community Banking	$7,743	$7,098	$18,531	$14,440
Home Mortgage Lending	1,929	1,366	2,733	1,528
Specialty Finance	2,106	556	3,838	1,251
Net income (loss)	$11,778	$9,020	$25,102	$17,219

Community Banking
Net income in the Community Banking segment increased $645,000 or 9% in the second quarter of 2025 compared to the same period a year ago primarily due to an increase in net interest income which totaled $30.0 million in the second quarter of 2025, and $24.3 million in the second quarter of 2024. Net interest income increased $5.7 million or 23% in the second quarter of 2025 as compared to the second quarter of 2024 mostly due to higher interest income on loans. This increase was only partially offset by lower interest income on investments and higher interest expense on deposits and borrowings.
The provision for credit losses in the Community Banking segment was $1.3 million in the second quarter of 2025 compared to a benefit to the provision for credit losses of $184,000 in the same quarter a year ago. The increase to the provision for credit losses in the Community Banking segment in the second quarter of 2025 as compared to the same quarter a year ago was primarily a result of increased loan balances as well as an increase in estimated loss rates due to less favorable economic forecasts and trends in qualitative factors.

Other operating expenses in the Community Banking segment totaled $21.8 million in the second quarter of 2025, up $3.7 million or 20% from $18.1 million in the second quarter a year ago. The increase in the second quarter of 2025 as compared to the same quarter a year ago was mostly due to increases in salaries and other personnel expense, including $667,000 in higher salary expense, $873,000 increase in group medical expenses, as well as increases in profit share expense and payroll taxes. Additionally, marketing expense increased due to timing of annual charitable contributions.

Net income in the Community Banking segment increased $4.1 million or 28% in the first six months of 2025 as compared to the same period a year ago primarily due to increases in net interest income primarily due to higher interest income due to higher earning-asset balances and higher yields. Additionally, there was a decrease in the provision for loan losses due to a decrease in estimated loss rates resulting from changes in the Company's loss rate regression models for commercial, commercial real estate, and construction loans that was only partially offset by higher loan balances and an increase in estimated loss rates due to less favorable economic forecasts and trends in qualitative factors. Other operating income also increased primarily due to higher merchant fees and an increase in commercial servicing rights resulting from higher balances. These changes were only partially offset by higher other operating expenses, primarily due to higher salaries and other personnel expenses, data processing expenses, marketing expenses, OREO expenses net of gains on sale.

Home Mortgage Lending
Net income in the Home Mortgage Lending segment increased $563,000 or 41% in the second quarter of 2025 compared to the same period a year ago primarily due higher net interest income due to higher balances of both consumer mortgage loans held for sale and consumer mortgage loans held for investment, as well as higher mortgage banking income due to higher mortgage loans funded for sale. During the second quarter of 2025, mortgage loans funded for sale were $249.7 million, compared to $152.3 million in the second quarter of 2024. These increases were partially offset by increases in the provision for credit losses and other operating expenses.
The provision for credit losses in the Home Mortgage Lending segment was $639,000 in the second quarter of 2025 compared to a provision for credit loses of $64,000 in the second quarter of 2024. The increase in the provision for credit losses in the second quarter of 2025 in the Home Mortgage Lending segment as compared to the same quarter a year ago was primarily a result of increased loan balances.
Other operating expenses in the Home Mortgage Lending segment totaled $7.6 million in the second quarter of 2025 compared to $6.7 million in the second quarter a year ago. The increase in the second quarter of 2025 as compared to the same quarter a year ago was mostly due to increases in salaries and other personnel expense due to higher commissions paid to mortgage originators due to higher volume.
The Arizona, Colorado, and Pacific Northwest mortgage expansion markets were responsible for 22% of Residential Mortgage's $216 million total production in the second quarter of 2025 and 22% of $182 million total production in the second quarter of 2024.

The Company reclassified $100 million in consumer mortgages held for investment to held for sale in the first quarter of 2025 and recorded unrealized losses of $1.2 related to this portfolio in the first quarter of 2025. In the second quarter of 2025, the Company sold $61 million of the $100 million that was reclassified to loans held for sale in the first quarter of 2025 for a total realized loss $545,000.

As of June 30, 2025, Northrim serviced 6,458 loans in its $1.55 billion home-mortgage-servicing portfolio, a 41% increase from the $1.10 billion serviced a year ago.

Net income in the Home Mortgage Lending segment increased $1.2 million or 79% in the first six months of 2025 as compared to the same period a year ago primarily due to higher net interest income due to higher balances of both consumer mortgage loans held for sale and consumer mortgage loans held for investment, as well as higher mortgage banking income due to higher mortgage loans funded for sale. These increases were only partially offset by a higher provision for credit losses due to loan growth and higher other operating expenses primarily due to higher originator commissions.

Specialty Finance
The Company reevaluated our reportable operating segments in the fourth quarter of 2024 concurrent with the acquisition of Sallyport Commercial Finance, LLC (“Sallyport”), which resulted in the addition of the Specialty Finance segment. The Company’s Specialty Finance segment includes Northrim Funding Services and Sallyport. Northrim Funding Services is a division of the Bank and has offered factoring solutions to small businesses since 2004. Sallyport is a leading provider of factoring, asset-based lending and alternative working capital solutions to small and medium sized enterprises in the United States, Canada, and the United Kingdom that the Company acquired on October 31, 2024 in an all cash transaction valued at approximately $53.9 million. The composition of revenues for the Specialty Finance segment are primarily purchased receivable income, but also includes interest income from loans and other fee income.
Net income in the Specialty Finance segment increased $1.6 million or 279% in the second quarter of 2025 compared to the same period a year ago primarily due to the acquisition of Sallyport in the fourth quarter of 2024. Total pre-tax income for Sallyport for the second quarter of 2025 was $1.3 million.
Net income in the Specialty Finance segment increased $2.6 million or 207% in the first six months of 2025 as compared to the same period a year ago primarily due to the acquisition of Sallyport. Total pre-tax income for Sallyport for the first six months of 2025 was $2.6 million.
Average purchased receivables and loan balances at Sallyport were $71.0 million for the second quarter of 2025 and a yield of 27.23% compared to average balances of $59.9 million for the first quarter of 2025 and a yield of 35.8%. The yield in the first quarter of 2025 included the recognition of $899,000 in fee income collected during the quarter related to two nonperforming receivables that was previously deferred and the collection of a $350,000 line termination fee. The yield excluding these items for the first quarter of 2025 was 27.4%.

Net Interest Income/Net Interest Margin
    Net interest income for the second quarter of 2025 increased 24% or $6.5 million, to $33.6 million as compared to $27.1 million for the second quarter of 2024. The net interest margin increased 42 basis points to 4.66% in the second quarter of 2025 as compared to 4.24% in the second quarter of 2024. The increase in net interest income in the second quarter of 2025 compared to the same period in 2024 was primarily the result of increased interest on loans and interest bearing deposits in other banks which was only partially offset by a decrease in interest income on investments, as well as an increase in interest expense on interest-bearing deposits and borrowings. The increase in net interest margin in the second quarter of 2025 as compared to the same period of 2024 was primarily due to a favorable change in the mix of earning-assets towards higher loan balances as a percentage of total earning-assets and higher yields on those assets which were only partially offset by an increase in borrowings.
Net interest income for the first six months of 2025 increased 21% or $11.4 million, to $64.9 million as compared to $53.5 million for the first six months of 2024. The net interest margin increased 41 basis points to 4.61% in the first six months of 2025 as compared to 4.20% in the first six months of 2024. The increase in net interest income in the first six of 2025 compared to the same period in 2024 was primarily the result of increased interest on loans which was only partially offset by a decrease in interest income on investments and interest bearing deposits in other banks, as well as an increase in interest expense on interest-bearing deposits and borrowings. The increase in net interest margin in the first six months of 2025 as compared to the same period of 2024 was primarily due to a favorable change in the mix of earning-assets towards higher loan balances as a percentage of total earning-assets and higher yields on those assets, as well as a decrease in the cost of interest-bearing liabilities.

Components of Net Interest Margin

The following table compares average balances and rates as well as margins on earning assets for the three-month periods ended June 30, 2025 and 2024. Average yields or costs are calculated on a tax-equivalent basis.

(Dollars in Thousands)	Three Months Ended June 30,
					Interest income/				Average Tax Equivalent
	Average Balances		Change		expense		Change		Yields/Costs[6]
	2025	2024	$	%	2025	2024	$	%	2025	2024	Change
Interest-bearing deposits in other banks[1]	$27,216	$17,352	$9,864	57%	$515	$232	$283	122%	7.60%	5.27%	2.33%
Taxable long-term investments[2]	515,916	639,980	(124,064)	(19)%	3,765	4,310	(545)	(13)%	3.07%	2.82%	0.25%
Loans held for sale	173,675	65,102	108,573	167%	2,824	990	1,834	185%	6.50%	6.08%	0.42%
Loans[3,4]	2,172,482	1,845,832	326,650	18%	37,695	31,377	6,318	20%	6.99%	6.87%	0.12%
Interest-earning assets[5]	2,889,289	2,568,266	321,023	12%	44,799	36,909	7,890	21%	6.27%	5.83%	0.44%
Nonearning assets	306,206	204,509	101,697	50%
Total	$3,195,495	$2,772,775	$422,720	15%

Interest-bearing demand	$1,193,344	$888,633	$304,711	34%	$6,007	$4,357	$1,650	38%	2.02%	1.97%	0.05%
Savings deposits	250,580	242,594	7,986	3%	355	264	91	34%	0.57%	0.44%	0.13%
Money market deposits	192,123	201,025	(8,902)	(4)%	801	827	(26)	(3)%	1.67%	1.65%	0.02%
Time deposits	393,053	392,761	292	—%	3,141	4,028	(887)	(22)%	3.21%	4.12%	(0.91)%
Total interest-bearing deposits	2,029,100	1,725,013	304,087	18%	10,304	9,476	828	9%	2.04%	2.21%	(0.17)%
Borrowings	86,404	38,390	48,014	125%	903	380	523	138%	4.14%	3.92%	0.22%
Total interest-bearing liabilities	2,115,504	1,763,403	352,101	20%	11,207	9,856	1,351	14%	2.12%	2.25%	(0.13)%
Non-interest bearing demand deposits	737,112	706,339	30,773	4%
Other liabilities	54,320	58,549	(4,229)	(7)%
Equity	288,559	244,484	44,075	18%
Total	$3,195,495	$2,772,775	$422,720	15%
Net interest income					$33,592	$27,053	$6,539	24%
Net interest margin									4.66%	4.24%	0.42%
Average loans to average interest-earning assets	75.19%	71.87%
Average loans to average total deposits	78.54%	75.92%
Average non-interest deposits to average total deposits	26.65%	29.05%
Average interest-earning assets to average interest-bearing liabilities	136.58%	145.64%

1Consists of interest bearing deposits in other banks and domestic CDs.
2Consists of investment securities available for sale, investment securities held to maturity, marketable equity securities, and investment in Federal Home Loan Bank stock.
3Interest income includes loan fees. Loan fees recognized during the period and included in the yield calculation totaled $1.2 million and $1.2 million in the second quarter of 2025 and 2024, respectively.
4Nonaccrual loans are included with a zero effective yield. Average nonaccrual loans included in the computation of the average loan balances were $8.1 million and $5.0 million in the second quarter of 2025 and 2024, respectively.
5The Company does not have any fed funds sold or securities purchased with agreements to resell to disclose as part of its total interest-earning assets in the periods presented.
6Tax-equivalent yields/costs assume a federal tax rate of 21% and state tax rate of 7.43% for a combined tax rate of 28.43%.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending June 30, 2025 and 2024. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates. The Company did not have any fed funds sold or securities purchased with agreements to resell for the three-month periods ending June 30, 2025 and 2024.

(In Thousands)	Three Months Ended June 30, 2025 vs. 2024
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Short-term investments	$160	$123	$283
Taxable long-term investments	(982)	437	(545)
Loans held for sale	1,771	63	1,834
Loans	5,758	560	6,318
Total interest income	$6,707	$1,183	$7,890

Interest Expense:
Interest-bearing demand	$1,549	$100	$1,649
Savings deposits	9	83	92
Money market deposits	(35)	9	(26)
Time deposits	3	(890)	(887)
Interest-bearing deposits	1,526	(698)	828
Borrowings	504	19	523
Total interest expense	$2,030	($679)	$1,351

The following table compares average balances and rates as well as margins on earning assets for the six-month periods ended June 30, 2025 and 2024. Average yields or costs are calculated on a tax-equivalent basis.

(Dollars in Thousands)	Six Months Ended June 30,
					Interest income/				Average Tax Equivalent
	Average Balances		Change		expense		Change		Yields/Costs[6]
	2025	2024	$	%	2025	2024	$	%	2025	2024	Change
Interest-bearing deposits in other banks[1]	$32,563	$39,457	($6,894)	(17)%	$931	$1,070	($139)	(13)%	5.77%	5.36%	0.41%
Taxable long-term investments[2]	519,813	655,458	(135,645)	(21)%	7,440	8,830	(1,390)	(16)%	3.02%	2.82%	0.20%
Loans held for sale	110,301	48,868	61,433	126%	3,502	1,490	2,012	135%	6.35%	6.10%	0.25%
Loans[3,4]	2,172,950	1,819,629	353,321	19%	74,487	61,327	13,160	21%	6.94%	6.81%	0.13%
Interest-earning assets[5]	2,835,627	2,563,412	272,215	11%	86,360	72,717	13,643	19%	6.19%	5.76%	0.43%
Nonearning assets	299,848	202,819	97,029	48%
Total	$3,135,475	$2,766,231	$369,244	13%

Interest-bearing demand	$1,173,057	$897,340	$275,717	31%	$11,438	$8,783	$2,655	30%	1.97%	1.97%	—%
Savings deposits	250,955	246,582	4,373	2%	717	544	173	32%	0.58%	0.44%	0.14%
Money market deposits	193,039	208,515	(15,476)	(7)%	1,608	1,664	(56)	(3)%	1.68%	1.60%	0.08%
Time deposits	398,869	376,031	22,838	6%	6,476	7,665	(1,189)	(16)%	3.27%	4.10%	(0.83)%
Total interest-bearing deposits	2,015,920	1,728,468	287,452	17%	20,239	18,656	1,583	8%	2.02%	2.17%	(0.15)%
Borrowings	61,879	31,167	30,712	99%	1,232	561	671	120%	3.96%	3.55%	0.41%
Total interest-bearing liabilities	2,077,799	1,759,635	318,164	18%	21,471	19,217	2,254	12%	2.08%	2.19%	(0.11)%
Non-interest bearing demand deposits	717,432	705,736	11,696	2%
Other liabilities	58,809	59,478	(669)	(1)%
Equity	281,435	241,382	40,053	17%
Total	$3,135,475	$2,766,231	$369,244	13%
Net interest income					$64,889	$53,500	$11,389	21%
Net interest margin									4.61%	4.20%	0.41%
Average loans to average interest-earning assets	76.63%	70.98%
Average loans to average total deposits	79.50%	74.75%
Average non-interest deposits to average total deposits	26.25%	28.99%
Average interest-earning assets to average interest-bearing liabilities	136.47%	145.68%

1Consists of interest bearing deposits in other banks and domestic CDs.
2Consists of investment securities available for sale, investment securities held to maturity, marketable equity securities, and investment in Federal Home Loan Bank stock.
3Interest income includes loan fees. Loan fees recognized during the period and included in the yield calculation totaled $2.3 million and $2.2 million in the first six months of 2025 and 2024, respectively.
4Nonaccrual loans are included with a zero effective yield. Average nonaccrual loans included in the computation of the average loan balances were $7.8 million and $5.4 million in the first six months of 2025 and 2024, respectively.
5The Company does not have any fed funds sold or securities purchased with agreements to resell to disclose as part of its total interest-earning assets in the periods presented.
6Tax-equivalent yields/costs assume a federal tax rate of 21% and state tax rate of 7.43% for a combined tax rate of 28.43%.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the six-month periods ending June 30, 2025 and 2024. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates. The Company did not have any fed funds sold or securities purchased with agreements to resell for the six-month periods ending June 30, 2025 and 2024.

(In Thousands)	Six Months Ended June 30, 2025 vs. 2024
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Short-term investments	($208)	$69	($139)
Taxable long-term investments	(2,112)	722	(1,390)
Loans held for sale	1,954	58	2,012
Loans	12,001	1,159	13,160
Total interest income	$11,635	$2,008	$13,643

Interest Expense:
Interest-bearing demand	$2,664	($9)	$2,655
Savings deposits	10	163	173
Money market deposits	(130)	74	(56)
Time deposits	513	(1,702)	(1,189)
Interest-bearing deposits	3,057	(1,474)	1,583
Borrowings	616	55	671
Total interest expense	$3,673	($1,419)	$2,254

Provision for Credit Losses
The provision or benefit for credit loss is the amount of expense or benefit that, based on our judgment, is required to maintain the Allowance for Credit Losses (“ACL”) at an appropriate level under the Company's Current Expected Credit Losses (“CECL”) model. The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. The following table presents the major categories of credit loss expense for the three and six-month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2025	2024	2025	2024
Credit loss (benefit) expense on loans held for investment	$1,803	$135	$671	$356
Credit loss (benefit) expense on unfunded commitments	155	(255)	(168)	(327)
Credit loss expense on available for sale debt securities	—	—	—	—
Credit loss expense on held to maturity securities	—	—	—	—
Credit loss expense on purchased receivables	18	—	64	—
Total credit loss (benefit) expense	$1,976	($120)	$567	$29
The increase to the provision for credit losses on loans in the second quarter of 2025 and in in the first six months of 2025 as compared to the same periods a year ago was primarily a result of increased loan balances as well as an increase in estimated loss rates due to less favorable economic forecasts and trends in qualitative factors. The increase to the provision for unfunded commitments in the second quarter of 2025 and in the first six months of 2025 compared to the same periods a year ago was primarily due to an increase in estimated loss rates which was only partially offset by changes in mix of unfunded commitments.
Fluctuations in the provision for credit losses in the future will be dependent upon changes in economic conditions and forecasts, as well as loan portfolio composition, quality, and duration.
Other Operating Income
Other operating income for the three-month period ended June 30, 2025 increased $7.1 million, or 74%, to $16.6 million as compared to $9.6 million for the same period in 2024, primarily due to a $4.7 million increase in purchased receivable income, as well as a $1.5 million increase in mortgage banking income in the second quarter of 2025 compared to the same quarter a year ago. The fair value of marketable equity securities also increased $138,000 in the second quarter of 2025 compared to the same quarter a year ago. The increase in purchased receivable income in the three-month period ended June 30, 2025 as compared to the same period in 2024 was primarily due to the acquisition of Sallyport in the fourth quarter of 2024.

Other operating income for the six-month period ended June 30, 2025 increased $12.3 million, or 70%, to $29.7 million as compared to $17.4 million for the same period in 2024, primarily due to a $9.5 million increase in purchased receivable income, as well as a $1.7 million increase in mortgage banking income in the first six-months of 2025 compared to the same period a year ago. The increase in purchased receivable income in the first six-months of 2025 compared to the same period a year ago was primarily due to the acquisition of Sallyport in the fourth quarter of 2024.
Other Operating Expense
Other operating expense for the second quarter of 2025 increased $7.3 million, or 29%, to $32.5 million as compared to $25.2 million for the same period in 2024. Other operating expense for the six-month period ended June 30, 2025 increased $11.8 million, or 24%, to $60.7 million as compared to $48.8 million for the same period in 2024. The increases in both periods were primarily due to increases in salaries and other personnel expense, compensation expense for Sallyport acquisition payments, and an increase in data processing expense. Total other operating expense increased $2.1 million in the Specialty Finance segment in the second quarter of 2025 compared to the second quarter of 2024 from the addition of Sallyport on October 31, 2024.

Income Taxes
For the second quarter of 2025, Northrim recorded a higher effective tax rate as compared to the same period in 2024 as a result of a decrease in tax credits and tax exempt interest income as a percentage of pre-tax income in 2025. In the second quarter of 2025, Northrim recorded $4.0 million in state and federal income tax expense, for an effective tax rate of 25.30% compared to $2.5 million and 21.95% for the same period in 2024. In the six-month period ended June 30, 2025, Northrim recorded $8.2 million in state and federal income tax expense, for an effective tax rate of 24.72% compared to $4.8 million and 21.94% for the same period in 2024.

ANALYSIS OF FINANCIAL CONDITION
    Balance Sheet Overview
Investment Securities
Investment Securities include investment securities available for sale, investment securities held to maturity, and marketable equity securities, at June 30, 2025 decreased 9% to $474.9 million from $524.1 million at December 31, 2024 primarily due to maturities and calls of available for sale securities during the first six months of 2025.
The table below details portfolio investment balances by portfolio investment type for the periods indicated:

	June 30, 2025		December 31, 2024
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
	Balance	% of total	Balance	% of total
U.S. Treasury and government sponsored entities	$384,040	80.9%	$432,931	82.6%
U.S. Agency mortgage-backed securities	4,976	1.0%	—	0.0%
Corporate bonds	41,624	8.8%	45,545	8.7%
Collateralized loan obligations	35,531	7.5%	36,891	7.0%
Preferred stock	8,747	1.8%	8,719	1.7%
Total	$474,918		$524,086

The average estimated duration of the investment portfolio at June 30, 2025, was approximately 2.4 years. As of June 30, 2025, $55.7 million of available for sale securities with a weighted average yield of 1.40% are scheduled to mature in the next six months, $106.8 million with a weighted average yield of 1.28% are scheduled to mature in six months to one year, and $145.0 million with a weighted average yield of 1.96% are scheduled to mature in the following year, representing a total of $307.5 million or 11% of earning assets that are scheduled to mature in the next 24 months.

Loans and Lending Activities
The following table presents the concentration distribution of the loan portfolio, net of deferred fees and costs, as of the dates indicated:

	June 30, 2025		December 31, 2024
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial & industrial loans	$486,231	22.1%	$437,922	20.6%
Commercial real estate:
Owner occupied properties	445,497	20.2%	418,092	19.6%
Non-owner occupied and multifamily properties	692,573	31.6%	615,662	28.8%
Residential real estate:
1-4 family residential properties secured by first liens	206,825	9.4%	270,966	12.7%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	60,611	2.8%	49,160	2.3%
1-4 family residential construction loans	35,777	1.6%	39,516	1.9%
Other construction, land development and raw land loans	186,007	8.4%	212,561	10.0%
Obligations of states and political subdivisions in the US	31,479	1.4%	29,471	1.4%
Agricultural production, including commercial fishing	46,340	2.1%	45,840	2.2%
Consumer loans	7,663	0.3%	7,638	0.4%
Other loans	3,112	0.1%	2,435	0.1%
Total loans	$2,202,115		$2,129,263
Loans increased by $72.9 million, to $2.202 billion at June 30, 2025 from $2.129 billion at December 31, 2024, primarily as a result of increases in commercial real estate and commercial and industrial loans. These increases were only partially offset by the sale of 1-4 family residential loans secured by first liens in the first six month of 2025.
Information about industry concentrations
The Company defines “direct exposure” to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $105.9 million, or approximately 5% of loans as of June 30, 2025 have direct exposure to the oil and gas industry as compared to $99.7 million, or approximately 5% of loans as of December 31, 2024. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $76.9 million and $45.8 million at June 30, 2025 and December 31, 2024, respectively. The portion of the Company's ACL that related to the loans with direct exposure to the oil and gas industry was estimated at $1.4 million as of June 30, 2025 and $1.1 million as of December 31, 2024.

    The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	June 30, 2025	December 31, 2024
Commercial & industrial loans	$94,311	$87,935
Commercial real estate:
Owner occupied properties	5,874	5,611
Non-owner occupied and multifamily properties	4,512	4,828
Other loans	1,243	1,282
Total	$105,940	$99,656

The Company monitors other concentrations within the loan portfolio depending on trends in the current and future estimated economic conditions. At June 30, 2025, the Company had $141.2 million, or 6% of portfolio loans, in the Healthcare sector, $127.2 million, or 6% of portfolio loans, in the Tourism sector, $121.0 million, or 5% of portfolio loans, in the Accommodations sector, $93.4 million, or 4% of portfolio loans, in the Retail sector, $84.2 million, or 4% of portfolio loans, in the Aviation (non-tourism) sector, $76.2 million, or 3% of portfolio loans, in the Fishing sector, and $59.5 million, or 3% in the Restaurant sector.

The portion of the Company's ACL that related to the loans with exposure to these industries is estimated at the following amounts as of June 30, 2025:

(In Thousands)	Tourism	Aviation (non-tourism)	Healthcare	Retail	Fishing	Restaurant	Accommodations	Total
ACL	$736	$806	$928	$815	$423	$421	$815	$4,944

Credit Quality and Nonperforming Assets

The following table sets forth information regarding our nonperforming loans and total nonperforming assets for the periods indicated:

	June 30,	December 31,
(In Thousands)	2025	2024
Nonaccrual loans	$7,861	$7,516
Loans 90 days past due and accruing	—	17
Total nonperforming loans	$7,861	$7,533
Nonperforming loans guaranteed by government	70	—
Net nonperforming loans	$7,791	$7,533
Repossessed assets	50	297
Nonperforming purchased receivables	4,017	3,768
Net nonperforming assets	$11,858	$11,598
Nonperforming loans, net of government guarantees / portfolio loans	0.35%	0.35%
Nonperforming loans, net of government guarantees / portfolio loans, net of government guarantees	0.38%	0.38%
Nonperforming assets, net of government guarantees / total assets	0.37%	0.38%
Nonperforming assets, net of government guarantees / total assets net of government guarantees	0.38%	0.40%

Adversely classified loans, net of government guarantees	$35,835	$9,636
Special mention loans, net of government guarantees	$4,756	$19,769
Loans 30-89 days past due and accruing, net of government guarantees /portfolio loans	0.06%	0.03%
Loans 30-89 days past due and accruing, net of government guarantees /
portfolio loans, net of government guarantees	0.06%	0.03%

Allowance for credit losses / portfolio loans	1.03%	1.03%
Allowance for credit losses / portfolio loans, net of government guarantees	1.10%	1.10%
Allowance for credit losses / nonperforming loans, net of government
guarantees	290%	292%

Gross loan charge-offs for the quarter	$155	$149
Gross loan recoveries for the quarter	($15)	($200)
Net loan (recoveries) charge-offs for the quarter	$140	($51)
Net loan (recoveries) charge-offs year-to-date	$106	($215)
Net loan (recoveries) charge-offs for the quarter / average loans, for the quarter	0.01%	—%
Net loan (recoveries) charge-offs year-to-date / average loans,
year-to-date annualized	0.01%	—%

Allowance for Credit Losses
The following table sets forth information regarding changes in the ACL for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2025	2024	2025	2024
Balance at beginning of period	$20,922	$17,533	$22,020	$17,270
Charge-offs:
Commercial & industrial loans	(152)	—	(189)	—
Agricultural production, including commercial fishing	—	—	—	(25)
Consumer loans	(3)	—	(16)
Total charge-offs	(155)	—	(205)	(25)
Recoveries:
Commercial & industrial loans	5	17	79	77
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	7	4	14	10
Agricultural production, including commercial fishing	1	5	3	5
Consumer loans	2	—	3	1
Total recoveries	15	26	99	93
Net, recoveries	(140)	26	(106)	68
(Benefit) provision for credit losses	1,803	135	671	356
Balance at end of period	$22,585	$17,694	$22,585	$17,694
    The following table sets forth information regarding changes in the ACL for unfunded commitments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2025	2024	2025	2024
Balance at beginning of period	$1,987	$2,346	$2,310	$2,418
(Benefit) provision for credit losses	168	(255)	(155)	(327)
Balance at end of period	$2,155	$2,091	$2,155	$2,091

The ACL for loans held for investment at June 30, 2025 increased $565,000 from December 31, 2024 primarily due to increases in loan balances as well as an increase in estimated loss rates due to less favorable economic forecasts and trends in qualitative factors. While management believes that it uses the best information available to determine the ACL, unforeseen market conditions and other events could result in adjustment to the ACL, and net income could be significantly affected if circumstances differed substantially from the assumptions used in making the final determination of the ACL.
Deposits
Deposits are the Company’s primary source of funds. Total deposits increased $129.0 million, or 5%, to $2.81 billion as of June 30, 2025 compared to $2.68 billion as of December 31, 2024, primarily due to new deposit relationships and normal seasonal fluctuations. The following table summarizes the Company's composition of deposits as of the periods indicated:

	June 30, 2025		December 31, 2024
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$777,948	28%	$706,225	27%
Interest-bearing demand	1,196,048	42%	1,108,404	41%
Savings deposits	248,141	9%	250,900	9%
Money market deposits	196,166	7%	196,290	7%
Time deposits	390,867	14%	418,370	16%
Total deposits	$2,809,170		$2,680,189
The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 86% of total deposits at June 30, 2025 and 84% of total deposits at December 31, 2024.
    The only deposit category with stated maturity dates is certificates of deposit. At June 30, 2025, the Company had $390.9 million in certificates of deposit as compared to certificates of deposit of $418.4 million at December 31, 2024. At June 30, 2025, $356.9 million, or 91%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $369.7 million, or 88%, of total certificates of deposit at December 31, 2024. The aggregate amount of certificates of deposit in amounts of $250,000 and greater at June 30, 2025 and December 31, 2024, was $195.6 million and $217.1 million, respectively. The following table sets forth the amount outstanding of deposits in amounts of $250,000 and greater by time remaining until maturity and percentage of total deposits as of June 30, 2025:

	Time Certificates of Deposit
	of $250,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$43,653	22%
Over 3 through 6 months	76,354	39%
Over 6 through 12 months	59,953	31%
Over 12 months	15,615	8%
Total	$195,575	100%

At June 30, 2025, 75% of total deposits were held in business accounts and 25% of deposit balances were held in consumer accounts. Northrim had approximately 34,000 deposit customers with an average balance of $60,000 as of June 30, 2025. Northrim had 27 customers with balances over $10 million as of June 30, 2025 which accounted for $731.1 million, or 27%, of total deposits.

Uninsured deposits totaled approximately $1.02 billion or 36% of total deposits as of June 30, 2025 compared to $1.1 billion or 40% of total deposits as of December 31, 2024. There was no unusual deposit activity during the first six months of 2025.

Borrowings
    FHLB: The Bank is a member of the Federal Home Loan Bank of Des Moines (the “FHLB”). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Bank’s assets. At June 30, 2025, our maximum borrowing line from the FHLB was approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. Based on the Company's current collateral pledged to the FHLB, less outstanding advances, the Company's borrowing line is $343.3 million as of June 30, 2025. The Company has outstanding advances of $13.0 million as of June 30, 2025 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. These advances have original terms of either 18 or 20 years with 30 year amortization periods and fixed interest rates ranging from 1.23% to 3.25%. Additionally, the Company has a short-term $50.0 million advance from the FHLB outstanding as of June 30, 2025 at an interest rate of 4.48% which matures in August 2025.

    Federal Reserve Bank: The Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”) is holding $65.0 million of securities as collateral to secure the Company's ability to take advances through the discount window on June 30, 2025. There were no discount window advances outstanding at either June 30, 2025 or December 31, 2024.

    Other Short-term Borrowings: The Company is subject to provisions under Alaska state law, which generally limit the amount of outstanding debt to 35% of total assets or $1.13 billion at June 30, 2025 and $1.06 billion at December 31, 2024.

    At June 30, 2025 and December 31, 2024, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
    Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advances noted above as of June 30, 2025 or December 31, 2024.

Liquidity and Capital Resources
    The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company. Given that the Bank currently meets and the Bank anticipates that it will continue to meet, all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards, the Company expects to continue to receive dividends from the Bank during the remainder of 2025. Other available sources of liquidity for the bank holding company include the issuance of debt and the issuance of common or preferred stock. As of June 30, 2025, the Company has 10.0 million authorized shares of common stock, of which approximately 5.5 million are issued and outstanding, leaving approximately 4.5 million shares available for issuance. Additionally, the Company has 2.5 million authorized shares of preferred stock available for issuance.
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

The Company had cash and cash equivalents of $141.3 million, or 4% of total assets at June 30, 2025 compared to $62.7 million, or 2% of total assets as of December 31, 2024. The increase in cash and cash equivalents since the end of 2024 is primarily due to an increase in deposits and borrowings. The Company had other comprehensive income, net of tax, of $2.0 million for the six-month period ending June 30, 2025 primarily due to unrealized holding gains on available for sale securities. Accumulated unrealized losses, net of income taxes on available for sale securities, which are recorded in total shareholders' equity, are $3.6 million as of June 30, 2025. Accumulated unrealized losses, net of income taxes on held to maturity securities, which are not recorded in shareholders' equity, are $509,000 as of June 30, 2025. Management does not believe that liquidation of these securities, which would result in realized losses, will occur prior to maturity of these securities. As of both June 30, 2025 and December 31, 2024, the weighted average maturity of available for sale securities is 2.4 years. At June 30, 2025, $162.5 million available for sale securities mature within one year, $145.0 million mature within one to two years, and $27.0 million mature within two to three years. Our total unfunded commitments to fund loans and letters of credit at June 30, 2025 were $535.3 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. At June 30, 2025, certificates of deposit totaling $356.9 million are scheduled to mature over the next 12 months and may be withdrawn from the Bank. Similar to loans, we do not expect that these maturing certificates of deposit, or other non-maturity deposits, to be withdrawn from the Bank in a manner that will strain liquidity; however, unforeseen future circumstances or events may cause higher than anticipated withdrawal of deposits or draws of unfunded commitments to fund new loans. Management believes that cash requirements to fund future non-deposit and non-borrowing liabilities, including operating lease liabilities and other liabilities, as of June 30, 2025, are not material to the Company's liquidity position as of June 30, 2025.
The Company has other available sources of liquidity to fund unforeseen liquidity requirements. These include borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At June 30, 2025, our liquid assets, which include investments and loans maturing within a year, were $1.15 billion. Our funds available for borrowing under our existing lines of credit based on loans currently pledged and investments available to be pledged as collateral were $507.9 million. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient for the foreseeable future.
As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 “Financial Statements” of this report, net cash provided by operating activities was $12.1 million for the first six months of 2025, primarily due to net proceeds from the sale of loans held for sale and cash provided by net income, which was only partially offset by cash used in connection with the origination of loans held for sale. Net cash used by investing activities was $95.5 million for the same period, primarily due to an increase in loans and purchased receivables which were only partially offset by maturities and calls of available for sale securities. Net cash provided by financing activities in the first six months of 2025 was $161.9 million, primarily due to increases in deposits and borrowings which was only partially offset by cash dividends paid to shareholders.
Throughout our history, the Company has periodically repurchased for cash a portion of its shares of common stock in the open market. At June 30, 2025, there are no shares remaining under the repurchase program, and we did not repurchase any shares in the first or second quarters of 2025. The Company currently has no plans to repurchase shares of its common stock in 2025.
Capital Requirements and Ratios
    We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of June 30, 2025, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

    The table below illustrates the capital requirements in effect for the periods noted for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain capital ratios for the Bank in 2025, exceeding the FDIC’s requirements for the “well-capitalized” classification. The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering completed in the fourth quarter of 2005 is included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $10 million more in regulatory capital than the Bank at June 30, 2025, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

June 30, 2025
Total risk-based capital	8.00%	10.00%	10.71%	10.24%
Tier 1 risk-based capital	6.00%	8.00%	9.80%	9.32%
Common equity tier 1 capital	4.50%	6.50%	9.42%	9.32%
Leverage ratio	4.00%	5.00%	7.99%	7.60%

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

Our critical accounting estimates are described in detail in Part II. Item 7, Management’s Discussion and Analysis, and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the valuation techniques or assumptions within the models that affect our estimates during the first or second quarters of 2025.
Allowance for Credit Losses Policy: Management performs a hypothetical sensitivity analysis of our ACL quarterly to understand the impact of a change in a key input on our ACL. As of June 30, 2025, if the four-quarter U.S. unemployment rate forecast had been approximately 3% higher and the four-quarter annualized growth rate in the U.S. Gross Domestic Product had been approximately 38% lower, our ACL for loans would have increased $$791,000, or 4%. As of June 30, 2025, if the four-quarter national unemployment rate forecast had been approximately 30% higher and the four-quarter annualized growth rate in the U.S. Gross Domestic Product had been approximately 46% higher, which represents management's estimate of long-term mean rates for these economic factors, our ACL for loans would have increased $1.6 million, or 8%. As of June 30, 2025, if the estimated prepayment and curtailment rates are doubled (with a maximum rate of 100%), our ACL for loans would have decreased $2.0 million, or 9%. As of June 30, 2025, if the estimated prepayment and curtailment rates are cut in half, our ACL for loans would have increased $1.5 million, or 7%. These sensitivity analyses include the impact to both the quantitative and qualitative components of our ACL. Changes in quantitative inputs and qualitative loss factors may not occur in the same direction or magnitude across all segments of our loan portfolio and deterioration in some quantitative inputs and qualitative loss factors may offset improvement in others. This sensitivity analysis does not represent a change to our expectations of the economic environment but provides a hypothetical result to assess the sensitivity of the ACL to a change in a key input. This sensitivity analysis does not incorporate changes to management’s judgment of qualitative loss factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Our assessment of market risk as of June 30, 2025 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of June 30, 2025, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Part I. Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as updated by the Company's periodic filings with the SEC. These risk factors have not changed materially as of June 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) There were no stock repurchases by the Company during the three-month period ending June 30, 2025.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page for the Company's Quarterly Report on 10-Q for the quarter ended June 30, 2025 - formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NORTHRIM BANCORP, INC.

July 28, 2025	By	/s/ Michael G. Huston
Michael G. Huston
President, Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

July 28, 2025	By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)