Form 10-Q
period 2025-09-30
NORTHRIM BANCORP INC
filed 2025-10-27
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
Commission File Number 000-33501
NORTHRIM BANCORP, INC.
(Exact name of registrant as specified in its charter)

Alaska	92-0175752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3111 C Street
Anchorage, Alaska 99503
(Address of principal executive offices)    (Zip Code)

(907) 562-0062

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None

TITLE OF EACH CLASS	TRADING SYMBOL	NAME OF EXCHANGE
Common Stock	NRIM	The Nasdaq Stock Market LLC
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
☐ Yes  ☒ No
The number of shares of the issuer’s Common Stock, par value $0.25 per share, outstanding at October 27, 2025 was 22,090,668.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the consolidated financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2025	December 31, 2024
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$41,279	$42,101
Interest bearing deposits in other banks	171,413	20,635
Marketable equity securities	8,332	8,719
Investment securities available for sale, at fair value	419,178	478,617
Investment securities held to maturity, at amortized cost	36,750	36,750
Investment in Federal Home Loan Bank stock	6,437	5,331
Loans held for sale	111,317	59,957
Loans	2,218,970	2,129,263
Allowance for credit losses, loans	(23,357)	(22,020)
Net loans	2,195,613	2,107,243
Purchased receivables, net	108,053	74,078
Mortgage servicing rights, at fair value	27,796	26,439
Premises and equipment, net	38,346	37,757
Operating lease right-of-use assets	6,523	7,455
Goodwill	49,874	50,018
Other intangible assets, net	950	950
Other assets	90,471	85,819
Total assets	$3,312,332	$3,041,869
LIABILITIES
Deposits:
Demand	$872,086	$706,225
Interest-bearing demand	1,191,867	1,108,404
Savings	239,738	250,900
Money market	202,491	196,290
Certificates of deposit less than $250,000	192,744	201,296
Certificates of deposit $250,000 and greater	207,537	217,074
Total deposits	2,906,463	2,680,189
Borrowings	12,916	23,045
Junior subordinated debentures	10,310	10,310
Operating lease liabilities	6,559	7,487
Other liabilities	60,421	53,722
Total liabilities	2,996,669	2,774,753
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.25 par value, 40,000,000 shares authorized, 22,090,668 and 22,072,840 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	5,523	5,518
Additional paid-in capital	10,183	9,311
Retained earnings	300,729	259,311
Accumulated other comprehensive loss, net of tax	(772)	(7,024)
Total shareholders' equity	315,663	267,116
Total liabilities and shareholders' equity	$3,312,332	$3,041,869
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Per Share Data)	2025	2024	2025	2024
Interest and Dividend Income
Interest and fees on loans and loans held for sale	$41,142	$34,863	$119,131	$97,680
Interest on investment securities available for sale	2,723	3,408	8,701	10,682
Dividends on marketable equity securities	124	209	415	679
Interest on investment securities held to maturity	473	467	1,419	1,419
Dividends on Federal Home Loan Bank stock	192	80	417	214
Interest on deposits in other banks	1,324	389	2,255	1,459
Total Interest and Dividend Income	45,978	39,416	132,338	112,133
Interest Expense
Interest expense on deposits	10,139	10,123	30,378	28,779
Interest expense on borrowings	399	357	1,445	729
Interest expense on junior subordinated debentures	94	94	280	283
Total Interest Expense	10,632	10,574	32,103	29,791
Net Interest Income	35,346	28,842	100,235	82,342
Provision for credit losses	1,716	2,063	2,283	2,092
Net Interest Income After Provision for Credit Losses	33,630	26,779	97,952	80,250
Other Operating Income
Gain on sale by Pacific Wealth Advisors	14,211	—	14,211	—
Mortgage banking income	7,273	7,047	18,924	16,962
Purchased receivable income	7,269	1,033	19,316	3,620
Bankcard fees	1,229	1,196	3,456	3,218
Service charges on deposit accounts	796	605	2,199	1,726
Unrealized gain on marketable equity securities	80	576	108	830
Other income	381	1,130	2,705	2,652
Total Other Operating Income	31,239	11,587	60,919	29,008
Other Operating Expense
Salaries and other personnel expense	19,432	17,549	57,509	49,593
Data processing expense	3,240	2,618	9,710	7,878
Occupancy expense	1,921	1,911	5,914	5,716
Professional and outside services	1,112	903	3,340	2,384
Insurance expense	802	596	2,575	2,067
Compensation expense - Sallyport acquisition payments	600	—	1,800	—
Marketing expense	508	860	2,222	2,063
OREO expense, net rental income and gains on sale	(16)	2	(11)	(387)
Other expense	2,701	2,289	7,900	6,246
Total Other Operating Expense	30,300	26,728	90,959	75,560
Income Before Provision for Income Taxes	34,569	11,638	67,912	33,698
Provision for income taxes	7,504	2,813	15,745	7,654
Net Income	$27,065	$8,825	$52,167	$26,044
Earnings Per Share, Basic	$1.23	$0.40	$2.36	$1.18
Earnings Per Share, Diluted	$1.20	$0.39	$2.32	$1.17
Weighted Average Common Shares Outstanding, Basic	22,090,668	22,007,772	22,085,968	22,002,812
Weighted Average Common Shares Outstanding, Diluted	22,502,680	22,332,220	22,466,554	22,296,540
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Net income	$27,065	$8,825	$52,167	$26,044
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized holding gains arising during the period	$2,505	$10,591	$9,107	$13,689
Derivatives and hedging activities:
Unrealized holding (losses) arising during the period	(60)	(488)	(403)	(160)
Foreign currency translation income (loss)	(127)	—	23	—
Income tax expense related to net unrealized (gains)	(695)	(2,872)	(2,474)	(3,847)
Other comprehensive income, net of tax	1,623	7,231	6,253	9,682
Comprehensive income	$28,688	$16,056	$58,420	$35,726

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of Tax	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2024	22,051	$5,513	$9,605	$236,037	($16,437)	$234,718
Cash dividend on common stock ($0.15 per share)	—	—	—	(3,388)	—	(3,388)
Stock-based compensation expense	—	—	208	—	—	208
Exercise of stock options and vesting of restricted stock units, net	4	1	(27)	—	—	(26)
Repurchase of common stock	(56)	(14)	(774)	—	—	(788)
Other comprehensive income, net of tax	—	—	—	—	404	404
Net income	—	—	—	8,199	—	8,199
Balance as of March 31, 2024	21,999	$5,500	$9,012	$240,848	($16,033)	$239,327
Cash dividend on common stock ($0.15 per share)	—	—	—	(3,393)	—	(3,393)
Stock-based compensation expense	—	—	219	—	—	219
Exercise of stock options and vesting of restricted stock units, net	8	2	(23)	—	—	(21)
Other comprehensive income, net of tax	—	—	—	—	2,048	2,048
Net income	—	—	—	9,020	—	9,020
Balance as of June 30, 2024	22,007	$5,502	$9,208	$246,475	($13,985)	$247,200
Cash dividend on common stock ($0.16 per share)	—	—	—	(3,458)	—	(3,458)
Stock-based compensation expense	—	—	265	—	—	265
Exercise of stock options and vesting of restricted stock units, net	—	—	(13)	—	—	(13)
Other comprehensive income, net of tax	—	—	—	—	7,231	7,231
Net income	—	—	—	8,825	—	8,825
Balance as of September 30, 2024	22,007	$5,502	$9,460	$251,842	($6,754)	$260,050
Cash dividend on common stock ($0.16 per share)	—	—	—	(3,458)	—	(3,458)
Stock-based compensation expense	—	—	221	—	—	221
Exercise of stock options and vesting of restricted stock units, net	64	16	(370)	—	—	(354)
Other comprehensive loss, net of tax	—	—	—	—	(270)	(270)
Net income	—	—	—	10,927	—	10,927
Balance as of December 31, 2024	22,071	$5,518	$9,311	$259,311	($7,024)	$267,116
 See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of Tax	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2025	22,071	$5,518	$9,311	$259,311	($7,024)	$267,116
Cash dividend on common stock ($0.16 per share)	—	—	—	(3,573)	—	(3,573)
Stock-based compensation expense	—	—	232	—	—	232
Exercise of stock options and vesting of restricted stock units, net	12	3	(20)	—	—	(17)
Other comprehensive income, net of tax	—	—	—	—	2,674	2,674
Net income	—	—	—	13,324	—	13,324
Balance as of March 31, 2025	22,083	$5,521	$9,523	$269,062	($4,350)	$279,756
Cash dividend on common stock ($0.16 per share)	—	—	—	(3,585)	—	(3,585)
Stock-based compensation expense	—	—	327	—	—	327
Exercise of stock options and vesting of restricted stock units, net	4	1	(13)	—	—	(12)
Other comprehensive income, net of tax	—	—	—	—	1,955	1,955
Net income	—	—	—	11,778	—	11,778
Balance as of June 30, 2025	22,087	$5,522	$9,837	$277,255	($2,395)	$290,219
Cash dividend on common stock ($0.16 per share)	—	—	—	(3,591)	—	(3,591)
Stock-based compensation expense	—	—	363	—	—	363
Exercise of stock options and vesting of restricted stock units, net	4	1	(17)	—	—	(16)
Other comprehensive income, net of tax	—	—	—	—	1,623	1,623
Net income	—	—	—	27,065	—	27,065
Balance as of September 30, 2025	22,091	$5,523	$10,183	$300,729	($772)	$315,663
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In Thousands)	2025	2024
Operating Activities:
Net income	$52,167	$26,044
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and amortization of premises and equipment	2,660	2,712
Amortization of investment security premium, net of discount accretion	43	309
Unrealized gain on marketable equity securities	(108)	(830)
Stock-based compensation	922	692
Deferred loan fees and amortization, net of costs	671	190
Provision for credit losses	2,283	2,092
Additions to home mortgage servicing rights carried at fair value	(4,280)	(3,080)
Change in fair value of home mortgage servicing rights carried at fair value	2,923	1,074
Change in fair value of commercial servicing rights carried at fair value	257	155
Change in fair value of loans held for sale	35	—
Gain on sale of loans	(11,481)	(10,247)
Proceeds from the sale of loans held for sale	635,967	390,907
Origination of loans held for sale	(576,413)	(446,623)
Gain on sale of other real estate owned	—	(392)
Gain on sale by Pacific Wealth Advisors	(14,211)	—
Net changes in assets and liabilities:
Increase in accrued interest receivable	(1,349)	(951)
Decrease in other assets	16,391	511
Decrease in other liabilities	(1,682)	(6,808)
Net Cash Provided (Used) by Operating Activities	104,795	(44,245)
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(54,660)	(19,517)
Purchases of marketable equity securities	—	(1,964)
Purchases of FHLB stock	(22,031)	(24,872)
Proceeds from sales/calls/maturities of securities available for sale	123,176	125,625
Proceeds from calls of marketable equity securities	481	2,989
Proceeds from redemption of FHLB stock	20,925	23,534
(Increase) decrease in purchased receivables, net	(34,021)	13,278
Increase in loans, net	(191,145)	(241,563)
Proceeds from the sale of loans	—	23,469
Proceeds from sale of other real estate owned	—	392
Sallyport Commercial Finance, LLC acquisition, net of cash received	144	—
Purchases of premises and equipment	(3,249)	(2,063)
Net Cash (Used) by Investing Activities	(160,380)	(100,692)
Financing Activities:
Increase in deposits	226,274	140,512
Increase in borrowings	(10,129)	(321)
Repurchase of common stock	—	(788)
Cash dividends paid	(10,604)	(10,120)
Net Cash Provided by Financing Activities	205,541	129,283
Net Change in Cash and Cash Equivalents	149,956	(15,654)
Cash and Cash Equivalents at Beginning of Period	62,736	118,530
Cash and Cash Equivalents at End of Period	$212,692	$102,876

Supplemental Information:
Income taxes paid	$9,695	$3,488
Interest paid	$32,207	$29,286
Noncash commitments to invest in Low Income Housing Tax Credit Partnerships	$13,407	$—
Non-cash lease liability arising from obtaining right of use assets	$—	$265
Cash dividends declared but not paid	$145	$119

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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company determined that it operates in three primary operating segments: Community Banking, Home Mortgage Lending, and Specialty Finance. The Company has evaluated subsequent events and transactions for potential recognition or disclosure. Operating results for the interim period ended September 30, 2025 are not necessarily indicative of the results anticipated for the year ending December 31, 2025. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in our application of these accounting policies in 2025.
Common Stock Split
On September 18, the Company effected a four-for-one forward stock split of its common stock, a proportionate increase the number of authorized shares of the common stock from 10,000,000 to 40,000,000 and proportionate decrease in the par value of the common stock from $1.00 per share to $0.25 per share. All share, equity award and per share amounts presented throughout this Quarterly Report of Form 10-Q have been retrospectively adjusted to reflect the common stock split.
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
The following tables present unaudited pro forma results of operations for the three and nine-month periods ended September 30, 2024 as if the acquisition of SCF had occurred on January 1, 2024. The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2024, primarily due to the Company's lower cost of funding as compared to SCF.

(In Thousands, except per share data)	Three Months Ended September 30, 2024
	(Unaudited)
	Company	SCF[1]	Pro Forma Adjustments[3]	Pro Forma Combined
Net interest and other income	$40,429	$4,748		$45,177
Net income	8,825	1,491	(424)	9,892
Earnings Per Share, Basic	$0.40			$0.45
Earnings Per Share, Diluted	$0.39			$0.44
Weighted Average Shares Outstanding, Basic	22,007,772			22,007,772
Weighted Average Shares Outstanding, Diluted	22,332,220			22,332,220

(In Thousands, except per share data)	Nine Months Ended September 30, 2024
	(Unaudited)
	Company	SCF[2]	Pro Forma Adjustments[3]	Pro Forma Combined
Net interest and other income	$111,350	$14,741		$126,091
Net income	26,044	3,624	(1,030)	28,638
Earnings Per Share, Basic	$1.18			$1.30
Earnings Per Share, Diluted	$1.17			$1.28
Weighted Average Shares Outstanding, Basic	22,002,812			22,002,812
Weighted Average Shares Outstanding, Diluted	22,296,540			22,296,540
1SCF represents unaudited results from July 1 to September 30 for 2024.
2SCF represents unaudited results from January 1 to September 30 for 2024.
3Proforma adjustments include a provision for income taxes using the Company's statutory rate.

3. Investment Securities
Marketable Equity Securities
The Company held marketable equity securities with fair values of $8.3 million at September 30, 2025 and $8.7 million at December 31, 2024, respectively. The realized and unrealized gains (losses) recognized on marketable equity securities in other operating income in the Company's Consolidated Statements of Income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Unrealized gain (loss) on marketable equity securities	$80	$576	$108	$830
Total	$80	$576	$108	$830

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

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2025
Securities available for sale
U.S. Treasury and government sponsored entities	$388,946	$1,558	($3,998)	$—	$386,506
U.S. Agency mortgage-backed securities	4,887	—	—		4,887
Corporate bonds	5,005	—	(89)	—	4,916
Collateralized loan obligations	22,825	44	—	—	22,869
Total securities available for sale	$421,663	$1,602	($4,087)	$—	$419,178

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2025
Securities held to maturity
Corporate bonds	$36,750	$594	($861)	$36,483
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$36,750	$594	($861)	$36,483

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2024
Securities available for sale
U.S. Treasury and government sponsored entities	$444,370	$294	($11,733)	$—	$432,931
Corporate bonds	9,009	9	(223)	—	8,795
Collateralized loan obligations	36,827	66	(2)	—	36,891
Total securities available for sale	$490,206	$369	($11,958)	$—	$478,617

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Securities held to maturity
Corporate bonds	$36,750	$175	($1,175)	$35,750
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$36,750	$175	($1,175)	$35,750

Gross unrealized losses on available for sale securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2025 and December 31, 2024 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2025
Securities available for sale
U.S. Treasury and government sponsored entities	$19,972	($28)	$265,551	($3,970)	$285,523	($3,998)
Corporate bonds	—	—	4,916	(89)	4,916	(89)
Collateralized loan obligations	—	—	—	—	—	—
Total	$19,972	($28)	$270,467	($4,059)	$290,439	($4,087)
Securities Held to Maturity
Corporate bonds	$—	$—	$10,889	($861)	$10,889	($861)
Total	$—	$—	$10,889	($861)	$10,889	($861)

December 31, 2024
Securities available for sale
U.S. Treasury and government sponsored entities	$44,262	($422)	$358,446	($11,311)	$402,708	($11,733)
Corporate bonds	—	—	4,786	(223)	4,786	(223)
Collateralized loan obligations	—	—	4,993	(2)	4,993	(2)
Total	$44,262	($422)	$368,225	($11,536)	$412,487	($11,958)
Securities Held to Maturity
Corporate bonds	$—	$—	$20,575	($1,175)	$20,575	($1,175)
Total	$—	$—	$20,575	($1,175)	$20,575	($1,175)

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

At September 30, 2025, the Company had two available for sale securities in an unrealized loss position without an ACL that have been in a loss position for less than twelve months. There were 30 available for sale securities without an ACL with unrealized losses at September 30, 2025 that have been in a loss position for more than twelve months. At September 30, 2025, the Company had two held to maturity securities in an unrealized loss position without an ACL that have been in a loss position for more than twelve months. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2025, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, primarily changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company's Consolidated Statements of Income.

At September 30, 2025 and December 31, 2024, carrying amounts of $211.5 million and $177.4 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and estimated fair values of available for sale and held to maturity debt securities at September 30, 2025, are distributed by contractual maturity as shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
June 30, 2025
U.S. Treasury and government sponsored entities
Within 1 year	$184,617	$182,120
1-5 years	194,710	194,515
5-10 years	9,619	9,871
Total	$388,946	$386,506
U.S. Agency mortgage-backed securities
Over 10 years	$4,887	$4,887
Total	$4,887	$4,887
Corporate bonds
Within 1 year	$10,000	$10,015
1-5 years	5,005	4,916
5-10 years	26,750	26,468
Total	$41,755	$41,399
Collateralized loan obligations
1-5 years	$—	$—
5-10 years	$17,825	$17,869
Over 10 years	5,000	5,000
Total	$22,825	$22,869

There were no proceeds from sales of investment securities for the three and nine-month periods ending September 30, 2025 and 2024.
A summary of interest income for the three and nine-month periods ending September 30, 2025 and 2024, on available for sale investment securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
U.S. Treasury and government sponsored entities	$2,224	$2,443	$6,963	$7,511
U.S. Agency mortgage-backed securities	61	—	114	—
Other	438	965	1,624	3,168
Total taxable interest income	$2,723	$3,408	$8,701	$10,679
Municipal securities	$—	$—	$—	$3
Total tax-exempt interest income	$—	$—	$—	$3
Total	$2,723	$3,408	$8,701	$10,682

4.  Loans and Allowance for Credit Losses
Loans Held for Sale
Loans held for sale are comprised entirely of 1-4 family residential mortgage loans as of September 30, 2025 and December 31, 2024. The Company designates loans held for sale as either carried at fair value or the lower of cost or fair value at loan level at origination.
Loans Held for Investment
The following table presents amortized cost and unpaid principal balance of loans, categorized by the segments used in the Company's Current Expected Credit Losses (“CECL”) methodology to assess credit risk, for the periods indicated:

	September 30, 2025			December 31, 2024
(In Thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial & industrial loans	$474,849	$477,205	($2,356)	$437,922	$440,163	($2,241)
Commercial real estate:
Owner occupied properties	437,995	439,971	(1,976)	418,092	420,060	(1,968)
Non-owner occupied and multifamily properties	713,315	717,576	(4,261)	615,662	619,431	(3,769)
Residential real estate:
1-4 family residential properties secured by first liens	216,598	216,690	(92)	270,966	270,535	431
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	66,279	65,698	581	49,160	48,857	303
1-4 family residential construction loans	37,238	37,428	(190)	39,516	39,789	(273)
Other construction, land development and raw land loans	183,081	184,447	(1,366)	212,561	214,068	(1,507)
Obligations of states and political subdivisions in the US	32,341	32,340	1	29,471	29,468	3
Agricultural production, including commercial fishing	47,125	47,325	(200)	45,840	46,069	(229)
Consumer loans	8,335	8,237	98	7,638	7,562	76
Other loans	1,814	1,866	(52)	2,435	2,448	(13)
Total	2,218,970	2,228,783	(9,813)	2,129,263	2,138,450	(9,187)
Allowance for credit losses	(23,357)			(22,020)
Net loans	$2,195,613	$2,228,783	($9,813)	$2,107,243	$2,138,450	($9,187)
The difference between the amortized cost and unpaid principal balance is net deferred origination fees totaling $9.8 million at September 30, 2025 and $9.2 million at December 31, 2024.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $9.8 million and $8.4 million at September 30, 2025 and December 31, 2024, respectively, and is included in other assets in the Consolidated Balance Sheets.

Allowance for Credit Losses
The table below presents activity in the ACL related to loans held for investment for the periods indicated.

Three Months Ended September 30,	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2025
Commercial & industrial loans	$7,508	$1,199	($1,300)	$105	$7,512
Commercial real estate:
Owner occupied properties	2,271	92	—	30	2,393
Non-owner occupied and multifamily properties	4,183	179	—	—	4,362
Residential real estate:
1-4 family residential properties secured by first liens	4,693	271	—	—	4,964
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	928	76	—	5	1,009
1-4 family residential construction loans	270	12	—	—	282
Other construction, land development and raw land loans	2,308	113	—	—	2,421
Obligations of states and political subdivisions in the US	135	(3)	—	—	132
Agricultural production, including commercial fishing	197	(9)	—	1	189
Consumer loans	82	38	(34)	1	87
Other loans	10	(4)	—	—	6
Total	$22,585	$1,964	($1,334)	$142	$23,357
2024
Commercial & industrial loans	$4,047	$153	$—	$104	$4,304
Commercial real estate:
Owner occupied properties	2,963	(42)	—	—	2,921
Non-owner occupied and multifamily properties	3,499	273	—	—	3,772
Residential real estate:
1-4 family residential properties secured by first liens	3,489	571	—	—	4,060
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	665	62	—	6	733
1-4 family residential construction loans	180	62	—	—	242
Other construction, land development and raw land loans	2,526	639	—	—	3,165
Obligations of states and political subdivisions in the US	100	—	—	—	100
Agricultural production, including commercial fishing	157	(3)	—	1	155
Consumer loans	61	25	(15)	—	71
Other loans	7	(2)	—	—	5
Total	$17,694	$1,738	($15)	$111	$19,528

Nine Months Ended September 30,	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2025
Commercial & industrial loans	$5,800	$3,017	($1,489)	$184	$7,512
Commercial real estate:
Owner occupied properties	2,944	(581)	—	30	2,393
Non-owner occupied and multifamily properties	3,967	395	—	—	4,362
Residential real estate:
1-4 family residential properties secured by first liens	4,364	600	—	—	4,964
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	775	215	—	19	1,009
1-4 family residential construction loans	230	52	—	—	282
Other construction, land development and raw land loans	3,589	(1,168)	—	—	2,421
Obligations of states and political subdivisions in the US	106	26	—	—	132
Agricultural production, including commercial fishing	169	16	—	4	189
Consumer loans	71	62	(50)	4	87
Other loans	5	1	—	—	6
Total	$22,020	$2,635	($1,539)	$241	$23,357
2024
Commercial & industrial loans	$3,438	$684	$—	$182	$4,304
Commercial real estate:
Owner occupied properties	2,867	54	—	—	2,921
Non-owner occupied and multifamily properties	3,294	478	—	—	3,772
Residential real estate:
1-4 family residential properties secured by first liens	3,470	590	—	—	4,060
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	551	166	—	16	733
1-4 family residential construction loans	191	51	—	—	242
Other construction, land development and raw land loans	3,127	38	—	—	3,165
Obligations of states and political subdivisions in the US	80	20	—	—	100
Agricultural production, including commercial fishing	168	7	(25)	5	155
Consumer loans	81	4	(15)	1	71
Other loans	3	2	—	—	5
Total	$17,270	$2,094	($40)	$204	$19,528

The following table shows gross charge-offs by year of loan origination for the periods indicated:

Nine Months Ended September 30,

(In Thousands)	2025	2024	2023	2022	2021	Prior	Total
2025
Commercial & industrial loans	$—	$152	$—	$—	$1,337	$—	$1,489
Consumer loans	10	—	6	—	—	34	50
Total	$10	$152	$6	$—	$1,337	$34	$1,539
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

September 30, 2025	2025	2024	2023	2022	2021	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$78,803	$92,276	$61,482	$102,490	$26,749	$65,082	$426,882
Criticized	3,342	3,774	7,434	16,718	10,090	6,609	47,967
Total commercial & industrial loans	$82,145	$96,050	$68,916	$119,208	$36,839	$71,691	$474,849

Commercial real estate:
Owner occupied properties
Pass	$28,761	$76,787	$26,643	$68,454	$58,411	$157,679	$416,735

Criticized	6,002	—	—	3,714	—	11,544	21,260
Total commercial real estate owner occupied properties	$34,763	$76,787	$26,643	$72,168	$58,411	$169,223	$437,995

Non-owner occupied and multifamily properties
Pass	$86,594	$119,808	$67,965	$139,372	$68,335	$220,286	$702,360
Criticized	—	—	—	1,148	—	9,807	10,955
Total commercial real estate non-owner occupied and multifamily properties	$86,594	$119,808	$67,965	$140,520	$68,335	$230,093	$713,315

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$34,925	$56,016	$78,120	$33,950	$2,596	$9,983	$215,590
Criticized	—	—	518	313	—	177	1,008
Total residential real estate 1-4 family residential properties secured by first liens	$34,925	$56,016	$78,638	$34,263	$2,596	$10,160	$216,598

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$19,204	$20,059	$10,878	$5,726	$2,947	$7,004	$65,818
Criticized	—	—	372	—	—	89	461
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$19,204	$20,059	$11,250	$5,726	$2,947	$7,093	$66,279

1-4 family residential construction loans
Pass	$19,745	$7,232	$—	$—	$—	$10,261	$37,238
Criticized	—	—	—	—	—	—	—
Total residential real estate 1-4 family residential construction loans	$19,745	$7,232	$—	$—	$—	$10,261	$37,238

Other construction, land development and raw land loans
Pass	$40,608	$55,620	$53,712	$14,549	$9,273	$7,542	$181,304
Criticized	—	—	—	282	27	1,468	1,777
Total other construction, land development and raw land loans	$40,608	$55,620	$53,712	$14,831	$9,300	$9,010	$183,081

Obligations of states and political subdivisions in the US
Pass	$—	$4,389	$—	$27,952	$—	$—	$32,341
Criticized	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$—	$4,389	$—	$27,952	$—	$—	$32,341

Agricultural production, including commercial fishing
Pass	$1,601	$7,995	$8,189	$9,817	$15,455	$3,931	$46,988
Criticized	—	—	—	—	137	—	137
Total agricultural production, including commercial fishing	$1,601	$7,995	$8,189	$9,817	$15,592	$3,931	$47,125

Consumer loans
Pass	$2,970	$1,985	$1,791	$542	$37	$997	$8,322
Criticized	—	10	—	3	—	—	13
Total consumer loans	$2,970	$1,995	$1,791	$545	$37	$997	$8,335

Other loans
Pass	$—	$—	$235	$79	$277	$1,223	$1,814
Criticized	—	—	—	—	—	—	—
Total other loans	$—	$—	$235	$79	$277	$1,223	$1,814

Total loans
Pass	$313,211	$442,167	$309,015	$402,931	$184,080	$483,988	$2,135,392
Criticized	9,344	3,784	8,324	22,178	10,254	29,694	83,578
Total loans	$322,555	$445,951	$317,339	$425,109	$194,334	$513,682	$2,218,970

Total pass loans	$313,211	$442,167	$309,015	$402,931	$184,080	$483,988	$2,135,392
Government guarantees	(12,013)	(34,650)	(19,438)	(4,818)	(11,325)	(14,465)	(96,709)
Total pass loans, net of government guarantees	$301,198	$407,517	$289,577	$398,113	$172,755	$469,523	$2,038,683

Total criticized loans	$9,344	$3,784	$8,324	$22,178	$10,254	$29,694	$83,578
Government guarantees	—	—	(1,686)	(16,939)	(8,923)	(12,555)	(40,103)
Total criticized loans, net government guarantees	$9,344	$3,784	$6,638	$5,239	$1,331	$17,139	$43,475

December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$112,361	$70,871	$120,377	$37,628	$10,581	$40,288	$392,106
Criticized	201	3,386	16,888	14,973	5,759	4,609	45,816
Total commercial & industrial loans	$112,562	$74,257	$137,265	$52,601	$16,340	$44,897	$437,922

Commercial real estate:
Owner occupied properties
Pass	$68,074	$48,655	$74,611	$64,234	$74,662	$74,987	$405,223
Criticized	—	—	492	—	348	12,029	12,869
Total commercial real estate owner occupied properties	$68,074	$48,655	$75,103	$64,234	$75,010	$87,016	$418,092

Non-owner occupied and multifamily properties
Pass	$114,879	$70,806	$104,924	$73,008	$65,592	$175,349	$604,558
Criticized	—	—	1,166	30	—	9,908	11,104
Total commercial real estate non-owner occupied and multifamily properties	$114,879	$70,806	$106,090	$73,038	$65,592	$185,257	$615,662

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$103,919	$108,642	$43,562	$3,279	$4,228	$6,978	$270,608
Criticized	—	205	—	—	—	153	358
Total residential real estate 1-4 family residential properties secured by first liens	$103,919	$108,847	$43,562	$3,279	$4,228	$7,131	$270,966

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$18,946	$13,553	$5,116	$2,695	$2,097	$6,083	$48,490
Criticized	—	372	—	—	—	298	670
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$18,946	$13,925	$5,116	$2,695	$2,097	$6,381	$49,160

1-4 family residential construction loans
Pass	$25,458	$4,118	$2,353	$—	$—	$7,587	$39,516
Criticized	—	—	—	—	—	—	—
Total residential real estate 1-4 family residential construction loans	$25,458	$4,118	$2,353	$—	$—	$7,587	$39,516

Other construction, land development and raw land loans
Pass	$63,430	$60,693	$51,809	$25,836	$1,236	$7,942	$210,946
Criticized	—	—	—	—	—	1,615	1,615
Total other construction, land development and raw land loans	$63,430	$60,693	$51,809	$25,836	$1,236	$9,557	$212,561

Obligations of states and political subdivisions in the US
Pass	$—	$—	$29,471	$—	$—	$—	$29,471
Criticized	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$—	$—	$29,471	$—	$—	$—	$29,471

Agricultural production, including commercial fishing
Pass	$8,097	$8,776	$8,380	$15,847	$3,109	$1,631	$45,840
Criticized	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$8,097	$8,776	$8,380	$15,847	$3,109	$1,631	$45,840

Consumer loans
Pass	$3,346	$2,377	$717	$75	$252	$820	$7,587

Criticized	—	45	5	—	—	1	51
Total consumer loans	$3,346	$2,422	$722	$75	$252	$821	$7,638

Other loans
Pass	$—	$345	$122	$285	$1,683	$—	$2,435
Criticized	—	—	—	—	—	—	—
Total other loans	$—	$345	$122	$285	$1,683	$—	$2,435

Total loans
Pass	$518,510	$388,836	$441,442	$222,887	$163,440	$321,665	$2,056,780
Criticized	201	4,008	18,551	15,003	6,107	28,613	72,483
Total loans	$518,711	$392,844	$459,993	$237,890	$169,547	$350,278	$2,129,263

Total pass loans	$518,510	$388,836	$441,442	$222,887	$163,440	$321,665	$2,056,780
Government guarantees	(35,244)	(12,421)	(7,727)	(13,785)	(1,591)	(17,276)	(88,044)
Total pass loans, net of government guarantees	$483,266	$376,415	$433,715	$209,102	$161,849	$304,389	$1,968,736

Total criticized loans	$201	$4,008	$18,551	$15,003	$6,107	$28,613	$72,483
Government guarantees	—	(1,640)	(14,816)	(13,476)	(5,183)	(7,963)	(43,078)
Total criticized loans, net government guarantees	$201	$2,368	$3,735	$1,527	$924	$20,650	$29,405

Past Due Loans: The following tables present an aging of contractually past due loans as of the periods presented:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due Still Accruing
September 30, 2025
Commercial & industrial loans	$—	$—	$1,661	$1,661	$473,188	$474,849	$1,375
Commercial real estate:
Owner occupied properties	—	—	—	—	437,995	437,995	—
Non-owner occupied and multifamily properties	—	—	—	—	713,315	713,315	—
Residential real estate:
1-4 family residential properties secured by first liens	—	475	197	672	215,926	216,598	313
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	103	69	372	544	65,735	66,279	—
1-4 family residential construction loans	—	—	—	—	37,238	37,238	—
Other construction, land development and raw land loans	—	—	1,413	1,413	181,668	183,081	—
Obligations of states and political subdivisions in the US	—	—	—	—	32,341	32,341	—
Agricultural production, including commercial fishing	—	—	—	—	47,125	47,125	—
Consumer loans	—	—	10	10	8,325	8,335	—
Other loans	—	—	—	—	1,814	1,814	—
Total	$103	$544	$3,653	$4,300	$2,214,670	$2,218,970	$1,688
December 31, 2024
Commercial & industrial loans	$718	$—	$1,558	$2,276	$435,646	$437,922	$—
Commercial real estate:
Owner occupied properties	—	492	224	716	417,376	418,092	—
Non-owner occupied and multifamily properties	—	—	—	—	615,662	615,662	—
Residential real estate:
1-4 family residential properties secured by first liens	712	323	205	1,240	269,726	270,966	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	—	466	466	48,694	49,160	17
1-4 family residential construction loans	—	—	94	94	39,422	39,516	—
Other construction, land development and raw land loans	—	—	1,432	1,432	211,129	212,561	—
Obligations of states and political subdivisions in the US	—	—	—	—	29,471	29,471	—
Agricultural production, including commercial fishing	—	—	—	—	45,840	45,840	—
Consumer loans	—	—	—	—	7,638	7,638	—
Other loans	—	—	—	—	2,435	2,435	—
Total	$1,430	$815	$3,979	$6,224	$2,123,039	$2,129,263	$17

Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $9.6 million and $7.5 million at September 30, 2025 and December 31, 2024, respectively. The following table presents loans on nonaccrual status and loans on nonaccrual status for the periods presented for which there was no related ACL. All loans with no ACL are individually evaluated for credit losses in the Company's CECL methodology.

	September 30, 2025		December 31, 2024
(In Thousands)	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL

Commercial & industrial loans	$7,716	$7,116	$4,983	$4,760
Commercial real estate:
Owner occupied properties	—	—	224	224
Residential real estate:
1-4 family residential properties secured by first liens	197	—	233	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	417	372	550	466
1-4 family residential construction loans	—	—	94	94
Other construction, land development and raw land loans	1,413	1,413	1,432	1,432
Consumer loans	10	—	—	—
Total nonaccrual loans	9,753	8,901	7,516	6,976
Government guarantees on nonaccrual loans	(189)	(69)	—	—
Net nonaccrual loans	$9,564	$8,832	$7,516	$6,976

There was no interest on nonaccrual loans reversed through interest income during the three or nine-month periods ending September 30, 2025 or September 30, 2024.

There was no interest earned on nonaccrual loans with a principal balance during the nine-month periods ending September 30, 2025 and September 30, 2024. However, the Company recognized interest income of $143,000 and $11,000 in the three-month periods ending September 30, 2025 and 2024, respectively, and $230,000 and $246,000 in the nine-month periods ending September 30, 2025 and 2024, respectively, related to interest collected on nonaccrual loans whose principal had been paid down to zero.

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

Three Months Ended September 30, 2025
	Payment Modification	Term and payment modifications	Total Modifications	Percentage of Class of Financing Receivable
(In Thousands)
Commercial real estate:
Owner occupied properties	$—	$—	$—	—%
Total	$—	$—	$—	—%

	Three Months Ended September 30, 2024
	Payment Modification	Term and payment modifications	Total Modifications	Percentage of Class of Financing Receivable
(In Thousands)
Commercial & industrial loans	$—	$195	$195	0.05%
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	372	—	372	0.82%
Total	$372	$195	$567	0.03%

	Nine Months Ended September 30, 2025
	Term Modification	Term and payment modifications	Total Modifications	Percentage of Class of Financing Receivable
(In Thousands)
Commercial real estate:
Owner occupied properties	$—	$3,252	$3,252	0.74%
Total	$—	$3,252	$3,252	0.15%

	Nine Months Ended September 30, 2024
	Term Modification	Payment Modification	Term and payment modifications	Total Modifications	Percentage of Class of Financing Receivable
(In Thousands)
Commercial & industrial loans	$4,033	$—	$448	$4,481	1.08%
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	372	—	372	0.82%
Total	$4,033	$372	$448	$4,853	0.24%

The Company has no outstanding unfunded commitments to the borrowers included in the previous table.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty as of the dates indicated:

	Three Months Ended September 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (months)
(In Thousands)
Commercial real estate:
Owner occupied properties	$—	—%	0

	Three Months Ended September 30, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (months)
(In Thousands)
Commercial & industrial loans	$—	—%	73

	Nine Months Ended September 30, 2025
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

The following table presents the amortized cost basis of loans to borrowers experiencing financial difficulty as of the dates indicated. These are loans that have been modified within twelve months of the dates indicated:

(In Thousands)	September 30, 2025	December 31, 2024
Commercial & industrial loans	$150	$5,075
Commercial real estate:
Owner occupied properties	3,230	224
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	372	466
1-4 family residential construction loans	—	94
Other construction, land development and raw land loans	1,413	1,432
Total	$5,165	$7,291

The following table presents the amortized cost basis of loans that had a payment default during the periods indicated and were modified in the twelve months before default to borrowers experiencing financial difficulty:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Term and payment modification	Term and payment modification
(In Thousands)
Commercial real estate:
Owner occupied properties	$3,230	$3,230
Total	$3,230	$3,230

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	Term modification	Term modification
(In Thousands)
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$—	$100
1-4 family residential construction loans	—	99
Other construction, land development and raw land loans	—	778
Total	$—	$977

The Company monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the payment performance of loans that have been modified in the last twelve months as of the date indicated:

	September 30, 2025
	Greater Than 89 Days Past Due	Total Past Due	Current	Total
(In Thousands)
Commercial & industrial loans	$—	$—	$150	$150
Commercial real estate:
Owner occupied properties	—	—	3,230	3,230
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	372	372	—	372
Other construction, land development and raw land loans	1,413	1,413	—	1,413
Total	$1,785	$1,785	$3,380	$5,165

	September 30, 2024
	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total
(In Thousands)
Commercial & industrial loans	$—	$—	$—	$4,482	$4,482
Commercial real estate:
Owner occupied properties	—	231	231	—	231
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	100	—	100	372	472
1-4 family residential construction loans	—	99	99	—	99
Other construction, land development and raw land loans	345	1,128	1,473	—	1,473
Total	$445	$1,458	$1,903	$4,854	$6,757

Upon the Company's determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

5. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of an ACL, and have a maturity of less than one year. Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal. There were six nonperforming purchased receivables with a balance of $2.3 million as of September 30, 2025 and there were four nonperforming purchased receivable with a balance of $3.8 million as of December 31, 2024 for which management was not accruing income.

The following table summarizes the components of net purchased receivables for the dates indicated:

(In Thousands)	September 30, 2025	December 31, 2024
Purchased receivables	$109,977	$77,727
Allowance for credit losses - purchased receivables	(1,924)	(3,649)
Total	$108,053	$74,078

The following table sets forth information regarding changes in the ACL on purchased receivables for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Balance at beginning of period	$3,432	$—	$3,649	$—
Adjustment related to PCD collections payable to sellers[1]	(1,513)	—	(1,513)	—
Charge-offs	—	—	(281)	—
Recoveries	20	—	20	—
Charge-offs net of recoveries	20	—	(261)	—
(Benefit) / provision for purchased receivables	(15)	—	49	—
Balance at end of period	$1,924	$—	$1,924	$—
1Represents a reduction in the allowance for credit losses on a purchased credit deteriorated purchased receivable acquired in 2024 in connection with the Sallyport acquisition. Collections received during the period presented above are contractually payable to the sellers under the purchase agreement if collected within one year of the acquisition of SCF. Accordingly, the decrease in the allowance was offset by the recognition of a liability to the sellers, and no benefit was recognized in the provision for credit losses.

6. Servicing Rights
Mortgage servicing rights
The following table details the activity in the Company's mortgage servicing rights (“MSR”) for the three and nine-month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024

Balance, beginning of period	$27,506	$21,077	$26,439	$19,564
Additions for new MSR capitalized	1,540	1,461	4,280	3,080
Changes in fair value:
Due to changes in model inputs of assumptions (1)	(638)	(566)	(1,315)	(38)
Other (2)	(612)	(402)	(1,608)	(1,036)
Balance, end of period	$27,796	$21,570	$27,796	$21,570

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

The following table details information related to our serviced mortgage loan portfolio as of September 30, 2025 and December 31, 2024:

(In Thousands)	September 30, 2025	December 31, 2024

Balance of mortgage loans serviced for others	$1,601,174	$1,460,720
Weighted average rate of note	4.69%	4.46%
MSR as a percentage of serviced loans	1.74%	1.81%

    The Company recognized servicing fees of $1.5 million and $1.1 million during the three-month periods ending September 30, 2025 and 2024, respectively, and $4.4 million and $3.2 million during the nine-month periods ending September 30, 2025 and 2024, respectively, which includes contractually specified servicing fees and ancillary fees as a component of other noninterest income in the Company's Consolidated Statements of Income.

    The following table outlines the weighted average key assumptions used in measuring the fair value of MSRs and the sensitivity of the current fair value of MSRs to immediate adverse changes in those assumptions as of the dates indicated. See Note 9 for additional information on key assumptions for MSR fair value determinations.

(In Thousands)	September 30, 2025	December 31, 2024

Fair value of MSRs	$27,796	$26,439
Expected weighted-average life (in years)	9.12	9.51

Key assumptions:
Constant prepayment rate[1]	9.60%	9.09%
Impact on fair value from 10% adverse change	($980)	($935)
Impact on fair value from 25% adverse change	($2,331)	($2,222)
Discount rate	10.97%	10.99%
Impact on fair value from 100 basis point increase	($1,070)	($1,592)
Impact on fair value from 200 basis point increase	($2,053)	($2,544)
Cost to service assumptions ($ per loan)	$81	$81
Impact on fair value from 10% adverse change	($235)	($235)
Impact on fair value from 25% adverse change	($589)	($588)
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

Commercial servicing rights
    The commercial servicing rights asset (“CSR”) has a carrying value of $2.4 million at September 30, 2025 and $2.2 million at December 31, 2024, respectively, and is included in other assets and carried at fair value on the Company's Consolidated Balance Sheets. Total commercial loans serviced for others were $302.6 million and $279.7 million at September 30, 2025 and December 31, 2024, respectively. Key assumptions used in measuring the fair value of the CSR as of September 30, 2025 and December 31, 2024 include a constant prepayment rate of 11.38% and a discount rate of 12.00%.

7. Leases

    The Company's lease commitments consist primarily of agreements to lease land and office facilities that it occupies to operate several of its retail branch locations that are classified as operating leases and are recognized on the balance sheet as right-of-use (“ROU”) assets and lease liabilities. As of September 30, 2025, the Company has operating lease ROU assets of $6.5 million and operating lease liabilities of $6.6 million. As of December 31, 2024, the Company had operating lease ROU assets of $7.5 million and operating lease liabilities of $7.5 million. The Company did not have any agreements that are classified as finance leases as of September 30, 2025 or December 31, 2024.

    The following table presents additional information about the Company's operating leases for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Lease Cost
Operating lease cost(1)	$795	$743	$2,264	$2,225
Short term lease cost(1)	42	23	206	74
Total lease cost	$837	$766	$2,470	$2,299

Other information
Operating leases - operating cash flows			$2,052	$2,076
Weighted average lease term - operating leases, in years			12.40	11.07
Weighted average discount rate - operating leases			3.83%	3.63%
(1)	Expenses are classified within occupancy expense on the Consolidated Statements of Income.

    The table below reconciles the remaining undiscounted cash flows for the next five years for each twelve-month period presented (unless otherwise indicated) and the total of the subsequent remaining years to the operating lease liabilities recorded on the balance sheet:

(In Thousands)	Operating Leases
2025 (Three months)	$675
2026	1,545
2027	1,059
2028	731
2029	553
Thereafter	3,755
Total minimum lease payments	$8,318
Less: amount of lease payment representing interest	(1,759)
Present value of future minimum lease payments	$6,559

8.  Derivatives
Derivatives swaps related to community banking activities
    The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution (“counterparty”). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a “well-capitalized” institution under applicable regulatory guidelines, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $592,000 as of September 30, 2025 and $579,000 as of December 31, 2024, in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements.
    The Company had interest rate swaps related to commercial loans with an aggregate notional amount of $319.8 million and $309.0 million at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025, the notional amount of interest rate swaps is made up of 26 variable to fixed rate swaps to commercial loan customers totaling $159.9 million, and 26 fixed to variable rate swaps with a counterparty totaling $159.9 million. Changes in fair value from these 26 interest rate swaps offset each other in the three-month periods ending September 30, 2025. The Company recognized zero and $287,000 in fee income related to interest rate swaps in the three-month periods ending September 30, 2025 and 2024, respectively, and $129,000 and $361,000 in fee income related to interest rate swaps in the nine-month periods ending September 30, 2025 and 2024, respectively. Interest rate swap income is recorded in other operating income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
    The Company has an interest rate swap to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Northrim Statutory Trust 2 at 3.72% through its maturity date. The floating rate that the dealer pays is equal to the three month CME SOFR plus tenor spread adjustment 0.26% plus 1.37%, which reprices quarterly on the payment date. This rate was 5.67% as of September 30, 2025. The Company pledged $130,000 in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of September 30, 2025 and December 31, 2024. Changes in the fair value of this interest rate swap are reported in other comprehensive income on the Consolidated Statements of Income. The unrealized gain, net of tax on this interest rate swap was $1.0 million as of September 30, 2025 and the unrealized gain, net of tax was $1.3 million as of December 31, 2024.
Derivatives related to home mortgage banking activities
    The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as “interest rate lock commitments”. The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. Residential Mortgage, LLC (“RML”) had commitments to originate mortgage loans held for sale totaling $74.0 million and $32.3 million at September 30, 2025 and December 31, 2024, respectively. Changes in the value of RML's interest rate derivatives are recorded in mortgage banking income on the Consolidated Statements of Income. None of these derivatives are designated as hedging instruments.

    The following table presents the fair value of derivatives not designated as hedging instruments at September 30, 2025 and December 31, 2024:

(In Thousands)	Asset Derivatives
		September 30, 2025	December 31, 2024
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$8,194	$13,011
Interest rate lock commitments	Other assets	1,531	465
Retail interest rate contracts	Other assets	—	49
Total		$9,725	$13,525

(In Thousands)	Liability Derivatives
		September 30, 2025	December 31, 2024
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$8,194	$13,011
Retail interest rate contracts	Other liabilities	44	—
Total		$8,238	$13,011
    The following table presents the net gains (losses) of derivatives not designated as hedging instruments for periods indicated below:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	Income Statement Location	2025	2024	2025	2024
Retail interest rate contracts	Mortgage banking income	($218)	($662)	($553)	($443)
Interest rate lock commitments	Mortgage banking income	226	275	1,013	920
Total		$8	($387)	$460	$477
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

    The following table summarizes the derivatives that have a right of offset as of September 30, 2025 and December 31, 2024:

September 30, 2025				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$8,194	$—	$8,194	$—	$—	$8,194

Liability Derivatives
Interest rate swaps	$8,194	$—	$8,194	$—	$8,194	$—
Retail interest rate contracts	44	—	44	—	—	44

December 31, 2024				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$13,011	$—	$13,011	$—	$—	$13,011
Retail interest rate contracts	49	—	49	—	—	49

Liability Derivatives
Interest rate swaps	$13,011	$—	$13,011	$—	$13,011	$—

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

Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2025, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Company has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.

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

    Estimated fair values as of the periods indicated are as follows:

	September 30, 2025		December 31, 2024
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$212,692	$212,692	$62,736	$62,736
Investment securities available for sale	204,575	204,575	268,781	268,781
Marketable equity securities	8,332	8,332	8,719	8,719

Level 2 inputs:
Investment securities available for sale	214,603	214,603	209,836	209,836
Loans held for sale	111,317	111,317	59,957	59,957
Interest rate swaps	11,101	11,101	14,788	14,788

Level 3 inputs:
Investment securities held to maturity	36,750	36,483	36,750	35,750
Loans	2,218,970	2,145,885	2,129,263	2,014,070
Purchased receivables, net	108,053	108,053	74,078	74,078
Interest rate lock commitments	1,531	1,531	465	465
Mortgage servicing rights	27,796	27,796	26,439	26,439
Commercial servicing rights	2,374	2,374	2,194	2,194

Financial liabilities:
Level 2 inputs:
Deposits	$2,906,463	$2,908,470	$2,680,189	$2,683,029
Borrowings	12,916	10,311	23,045	19,991
Interest rate swaps	8,194	8,194	13,011	13,011

Level 3 inputs:
Junior subordinated debentures	10,310	11,028	10,310	10,897

    The following table sets forth the balances as of the periods indicated of assets and liabilities measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$386,506	$204,575	$181,931	$—
U.S. Agency mortgage-backed securities	4,887	—	4,887	—
Corporate bonds	4,916	—	4,916	—
Collateralized loan obligations	22,869	—	22,869	—
Total available for sale securities	$419,178	$204,575	$214,603	$—
Marketable equity securities	$8,332	$8,332	$—	$—
Total marketable equity securities	$8,332	$8,332	$—	$—
Interest rate swaps	$9,568	$—	$9,568	$—
Interest rate lock commitments	1,531	—	—	1,531
Mortgage servicing rights	27,796	—	—	27,796
Commercial servicing rights	2,374	—	—	2,374
Total other assets	$41,269	$—	$9,568	$31,701
Liabilities:
Interest rate swaps	$8,194	$—	$8,194	$—
Retail interest rate contracts	44	—	44	—
Total other liabilities	$8,238	$—	$8,238	$—
December 31, 2024
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$432,931	$259,986	$172,945	$—
Municipal securities	—	—	—	—
Corporate bonds	8,795	8,795	—	—
Collateralized loan obligations	36,891	—	36,891	—
Total available for sale securities	$478,617	$268,781	$209,836	$—
Marketable equity securities	$8,719	$8,719	$—	$—
Total marketable securities	$8,719	$8,719	$—	$—
Interest rate swaps	$14,788	$—	$14,788	$—
Interest rate lock commitments	465	—	—	465
Mortgage servicing rights	26,439	—	—	26,439
Commercial servicing rights	2,194	—	—	2,194
Retail interest rate contracts	49	—	49	—
Total other assets	$43,935	$—	$14,837	$29,098
Liabilities:
Interest rate swaps	$13,011	$—	$13,011	$—
Total other liabilities	$13,011	$—	$13,011	$—

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine-month periods ended September 30, 2025 and 2024:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended September 30, 2025
Interest rate lock commitments	$1,296	($592)	$4,880	($4,053)	$1,531	$1,531
Mortgage servicing rights	27,506	(1,250)	1,540	—	27,796	—
Commercial servicing rights	2,400	(64)	38	—	2,374	—
Total	$31,202	($1,906)	$6,458	($4,053)	$31,701	$1,531
Three Months Ended September 30, 2024
Interest rate lock commitments	$1,059	($647)	$5,173	($4,258)	$1,327	$1,327
Mortgage servicing rights	21,077	(968)	1,461	—	21,570	—
Commercial servicing rights	2,116	(10)	30	—	2,136	—
Total	$24,252	($1,625)	$6,664	($4,258)	$25,033	$1,327

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Nine Months Ended September 30, 2025
Interest rate lock commitments	$465	($1,371)	$11,576	($9,139)	$1,531	$1,531
Mortgage servicing rights	26,439	(2,923)	4,280	—	27,796	—
Commercial servicing rights	2,194	(257)	437	—	2,374	—
Total	$29,098	($4,551)	$16,293	($9,139)	$31,701	$1,531
Nine Months Ended September 30, 2024
Interest rate lock commitments	$342	($1,375)	$11,102	($8,742)	$1,327	$1,327
Mortgage servicing rights	19,564	(1,074)	3,080	—	21,570	—
Commercial servicing rights	2,200	(155)	91	—	2,136	—
Total	$22,106	($2,604)	$14,273	($8,742)	$25,033	$1,327

    There were no changes in unrealized gains and losses for the three and nine-month periods ending September 30, 2025 and 2024 included in other comprehensive income for recurring Level 3 fair value measurements.

    As of and for the periods ending September 30, 2025 and December 31, 2024, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis.  For loans individually measured for credit losses, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025
Loans individually measured for credit losses	$194	$—	$—	$194
Total	$194	$—	$—	$194
December 31, 2024
Loans individually measured for credit losses	$—	$—	$—	$—
Total	$—	$—	$—	$—
    The following table presents the (gains) losses resulting from nonrecurring fair value adjustments for the three and nine-month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Loans individually measured for credit losses	$1	$114	$1	$117
Other real estate owned	—	—	—	—
Total loss from nonrecurring measurements	$1	$114	$1	$117

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
    The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at September 30, 2025 and December 31, 2024:

Financial Instrument	Valuation Technique - Recurring Basis	Unobservable Input	Weighted Average Rate Range
September 30, 2025
Loans individually measured for credit losses	Discounted cash flow	Discount rate	0.43%
Interest rate lock commitment	External pricing model	Pull through rate	92.05%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	6.13% - 20.97%
		Discount rate	9.50% - 11.00%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	3.13% - 18.23%
		Discount rate	12.00%
December 31, 2024
Interest rate lock commitment	External pricing model	Pull through rate	93.35%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	2.01% - 14.91%
		Discount rate	9.50% - 11.00%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	3.13% - 18.23%
		Discount rate	12.00%

10.  Segment Information
    The Company's operations are managed along three operating segments: Community Banking, Home Mortgage Lending, and Specialty Finance. The Company reevaluated our reportable operating segments in the fourth quarter of 2024 concurrent with the acquisition of SCF, which resulted in the addition of the Specialty Finance segment. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of September 30, 2025, the Community Banking segment operated 20 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties, mortgage loan servicing for a portion of mortgage loans sold, and investment in certain 1-4 family residential mortgage loans on our balance sheet. The Specialty Finance segment's principal business focus is factoring, asset based lending and alternative working capital solutions to small and medium sized enterprises, and includes SCF and Northrim Funding Services, which was previously reported in the Community Banking segment prior to the acquisition of SCF.
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

    Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results for the periods presented is shown in the following tables:

	Three Months Ended September 30, 2025
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$40,743	$4,315	$920	$45,978
Interest expense	8,434	1,503	695	10,632
Net interest income	32,309	2,812	225	35,346
Provision (benefit) for credit losses	1,561	158	(3)	1,716
Net interest income after provision for credit losses	30,748	2,654	228	33,630
Net realized gains on mortgage loans sold	—	4,810	—	4,810
Change in fair value of mortgage loan commitments, net	—	371	—	371
Total production revenue	—	5,181	—	5,181
Mortgage servicing revenue	—	3,056	—	3,056
Change in fair value of mortgage servicing rights:
Due to changes in model inputs of assumptions	—	(638)	—	(638)
Other	—	(612)	—	(612)
Total mortgage servicing revenue, net	—	1,806	—	1,806
Other mortgage banking revenue	—	286	—	286
Total mortgage banking revenue	—	7,273	—	7,273
Purchased receivable income	—	—	7,269	7,269
Other operating income	17,107	—	(410)	16,697
Total other operating income	17,107	7,273	6,859	31,239
Salaries and other personnel expense	12,181	5,505	1,746	19,432
Data processing expense	2,826	269	145	3,240
Occupancy expense	1,359	493	69	1,921
Professional and outside services	713	249	150	1,112
Marketing expense	397	110	1	508
Insurance expense	780	22	—	802
Compensation expense - Sallyport acquisition payments	—	—	600	600
Other operating expense	1,709	717	259	2,685
Total other operating expense	19,965	7,365	2,970	30,300
Income before provision for income taxes	27,890	2,562	4,117	34,569
Provision for income taxes	5,634	706	1,164	7,504
Net income	$22,256	$1,856	$2,953	$27,065

Three Months Ended September 30, 2025
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$40,743	$4,315	$920	$45,978
Mortgage banking income - external revenue	—	7,273	—	7,273
Mortgage banking income - intersegment revenues	—	527	—	527
Purchased receivable income	—	—	7,269	7,269
Other operating income	17,107	—	(410)	16,697
	57,850	12,115	7,779	77,744
Reconciliation of revenue
Elimination of intersegment revenues	—	(527)	—	(527)
Total consolidated revenues	$57,850	$11,588	$7,779	$77,217
Less:
Interest expense	8,434	1,503	695	10,632
Provision (benefit) for credit losses	1,561	158	(3)	1,716
Segment gross profit	47,855	9,927	7,087	64,869

Less(1):
Salaries and other personnel expense	$12,181	$5,505	$1,746	$19,432
Data processing expense	2,826	269	145	3,240
Occupancy expense	1,359	493	69	1,921
Professional and outside services	713	249	150	1,112
Marketing expense	397	110	1	508
Insurance expense	780	22	—	802
Compensation expense - Sallyport acquisition payments	—	—	600	600
Intersegment expense	527	—	—	527
Other segment items(2)	1,709	717	259	2,685
Segment expense	20,492	7,365	2,970	30,827

Reconciliation of expense
Elimination of intersegment expense	($527)	$—	$—	(527)
Total consolidated expense	$19,965	$7,365	$2,970	$30,300

Income before provision for income taxes	$27,890	$2,562	$4,117	$34,569
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
Specialty Finance: miscellaneous operating costs related to specialty finance activities.

	Three Months Ended September 30, 2024
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$34,862	$4,396	$158	$39,416
Interest expense	8,934	1,455	185	10,574
Net interest income	25,928	2,941	(27)	28,842
Provision (benefit) for credit losses	1,492	571	—	2,063
Net interest income after provision for credit losses	24,436	2,370	(27)	26,779
Net realized gains on mortgage loans sold	—	5,079	—	5,079
Change in fair value of mortgage loan commitments, net	—	60	—	60
Total production revenue	—	5,139	—	5,139
Mortgage servicing revenue	—	2,583	—	2,583
Change in fair value of mortgage servicing rights:
Due to changes in model inputs of assumptions	—	(566)	—	(566)
Other	—	(402)	—	(402)
Total mortgage servicing revenue, net	—	1,615	—	1,615
Other mortgage banking revenue	—	293	—	293
Total mortgage banking revenue	—	7,047	—	7,047
Purchased receivable income	—	—	1,033	1,033
Other operating income	3,507	—	—	3,507
Total other operating income	3,507	7,047	1,033	11,587
Salaries and other personnel expense	11,422	5,858	269	17,549
Data processing expense	2,342	273	3	2,618
Occupancy expense	1,380	500	31	1,911
Professional and outside services	657	224	22	903
Marketing expense	738	122	—	860
Insurance expense	573	23	—	596
Other operating expense	1,611	643	37	2,291
Total other operating expense	18,723	7,643	362	26,728
Income before provision for income taxes	9,220	1,774	644	11,638
Provision (benefit) for income taxes	2,133	497	183	2,813
Net income	$7,087	$1,277	$461	$8,825

Three Months Ended September 30, 2024
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$34,862	$4,396	$158	$39,416
Mortgage banking income - external revenue	—	7,047	—	7,047
Mortgage banking income - intersegment revenues	—	1,275	—	1,275
Purchased receivable income	—	—	1,033	1,033
Other operating income	3,507	—	—	3,507
	38,369	12,718	1,191	52,278
Reconciliation of revenue
Elimination of intersegment revenues	—	(1,275)	—	(1,275)
Total consolidated revenues	$38,369	$11,443	$1,191	$51,003
Less:
Interest expense	8,934	1,455	185	10,574
Provision (benefit) for credit losses	1,492	571	—	2,063
Segment gross profit	27,943	9,417	1,006	38,366

Less(1):
Salaries and other personnel expense	$11,422	$5,858	$269	$17,549
Data processing expense	2,342	273	3	2,618
Occupancy expense	1,380	500	31	1,911
Professional and outside services	657	224	22	903
Marketing expense	738	122	—	860
Insurance expense	573	23	—	596
Intersegment expense	1,275	—	—	1,275
Other segment items(2)	1,611	643	37	2,291
Segment expense	19,998	7,643	362	28,003

Reconciliation of expense
Elimination of intersegment expense	($1,275)	$—	$—	(1,275)
Total consolidated expense	$18,723	$7,643	$362	$26,728

Income before provision for income taxes	$9,220	$1,774	$644	$11,638
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
Specialty Finance: miscellaneous operating costs related to specialty finance activities.

	Nine Months Ended September 30, 2025
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$116,286	$13,754	$2,298	$132,338
Interest expense	25,855	4,389	1,859	32,103
Net interest income	90,431	9,365	439	100,235
Provision (benefit) for credit losses	1,112	490	681	2,283
Net interest income after provision for credit losses	89,319	8,875	(242)	97,952
Net realized gains on mortgage loans sold	—	11,481	—	11,481
Change in fair value of mortgage loan commitments, net	—	921	—	921
Total production revenue	—	12,402	—	12,402
Mortgage servicing revenue	—	8,709	—	8,709
Change in fair value of mortgage servicing rights:
Due to changes in model inputs of assumptions	—	(1,315)	—	(1,315)
Other	—	(1,608)	—	(1,608)
Total mortgage servicing revenue, net	—	5,786	—	5,786
Other mortgage banking revenue	—	736	—	736
Total mortgage banking revenue	—	18,924	—	18,924
Purchased receivable income	—	—	19,316	19,316
Other operating income	23,078	—	(399)	22,679
Total other operating income	23,078	18,924	18,917	60,919
Salaries and other personnel expense	36,305	15,956	5,248	57,509
Data processing expense	8,455	802	453	9,710
Occupancy expense	4,216	1,487	211	5,914
Professional and outside services	1,908	763	669	3,340
Marketing expense	1,809	403	10	2,222
Insurance expense	2,502	66	7	2,575
Compensation expense - Sallyport acquisition payments	—	—	1,800	1,800
Other operating expense	5,115	1,971	803	7,889
Total other operating expense	60,310	21,448	9,201	90,959
Income before provision for income taxes	52,087	6,351	9,474	67,912
Provision for income taxes	11,300	1,762	2,683	15,745
Net income	$40,787	$4,589	$6,791	$52,167

Nine Months Ended September 30, 2025
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$116,286	$13,754	$2,298	$132,338
Mortgage banking income - external revenue	—	18,924	—	18,924
Mortgage banking income - intersegment revenues	—	1,883	—	1,883
Purchased receivable income	—	—	19,316	19,316
Other operating income	23,078	—	(399)	22,679
	139,364	34,561	21,215	195,140
Reconciliation of revenue
Elimination of intersegment revenues	—	(1,883)	—	(1,883)
Total consolidated revenues	$139,364	$32,678	$21,215	$193,257
Less:
Interest expense	25,855	4,389	1,859	32,103
Provision (benefit) for credit losses	1,112	490	681	2,283
Segment gross profit	112,397	27,799	18,675	158,871

Less(1):
Salaries and other personnel expense	$36,305	$15,956	$5,248	$57,509
Data processing expense	8,455	802	453	9,710
Occupancy expense	4,216	1,487	211	5,914
Professional and outside services	1,908	763	669	3,340
Marketing expense	1,809	403	10	2,222
Insurance expense	2,502	66	7	2,575
Compensation expense - Sallyport acquisition payments	—	—	1,800	1,800
Intersegment expense	1,883	—	—	1,883
Other segment items(2)	5,115	1,971	803	7,889
Segment expense	62,193	21,448	9,201	92,842

Reconciliation of expense
Elimination of intersegment expense	($1,883)	$—	$—	(1,883)
Total consolidated expense	$60,310	$21,448	$9,201	$90,959

Income before provision for income taxes	$52,087	$6,351	$9,474	$67,912
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
Specialty Finance: miscellaneous operating costs related to specialty finance activities.

	Nine Months Ended September 30, 2024
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$99,895	$11,697	$541	$112,133
Interest expense	25,434	3,749	608	29,791
Net interest income	74,461	7,948	(67)	82,342
Provision (benefit) for credit losses	1,505	587	—	2,092
Net interest income after provision for credit losses	72,956	7,361	(67)	80,250
Net realized gains on mortgage loans sold	—	10,247	—	10,247
Change in fair value of mortgage loan commitments, net	—	837	—	837
Total production revenue	—	11,084	—	11,084
Mortgage servicing revenue	—	6,308	—	6,308
Change in fair value of mortgage servicing rights:		—		—
Due to changes in model inputs of assumptions	—	(38)	—	(38)
Other	—	(1,036)	—	(1,036)
Total mortgage servicing revenue, net	—	5,234	—	5,234
Other mortgage banking revenue	—	644	—	644
Total mortgage banking revenue	—	16,962	—	16,962
Purchased receivable income	—	—	3,620	3,620
Other operating income	8,426	—	—	8,426
Total other operating income	8,426	16,962	3,620	29,008
Salaries and other personnel expense	33,259	15,501	833	49,593
Data processing expense	7,135	721	22	7,878
Occupancy expense	4,176	1,447	93	5,716
Professional and outside services	1,715	608	61	2,384
Marketing expense	1,689	368	6	2,063
Insurance expense	1,986	81	—	2,067
Other operating expense	4,010	1,700	149	5,859
Total other operating expense	53,970	20,426	1,164	75,560
Income before provision for income taxes	27,412	3,897	2,389	33,698
Provision for income taxes	5,885	1,092	677	7,654
Net income	$21,527	$2,805	$1,712	$26,044

Nine Months Ended September 30, 2024
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$99,895	$11,697	$541	$112,133
Mortgage banking income - external revenue	—	16,962	—	16,962
Mortgage banking income - intersegment revenues	—	2,805	—	2,805
Purchased receivable income	—	—	3,620	3,620
Other operating income	8,426	—	—	8,426
	108,321	31,464	4,161	143,946
Reconciliation of revenue
Elimination of intersegment revenues	—	(2,805)	—	(2,805)
Total consolidated revenues	$108,321	$28,659	$4,161	$141,141
Less:
Interest expense	25,434	3,749	608	29,791
Provision (benefit) for credit losses	1,505	587	—	2,092
Segment gross profit	81,382	24,323	3,553	109,258

Less(1):
Salaries and other personnel expense	$33,259	$15,501	$833	$49,593
Data processing expense	7,135	721	22	7,878
Occupancy expense	4,176	1,447	93	5,716
Professional and outside services	1,715	608	61	2,384
Marketing expense	1,689	368	6	2,063
Insurance expense	1,986	81	—	2,067
Intersegment expense	2,805	—	—	2,805
Other segment items(2)	4,010	1,700	149	5,859
Segment expense	56,775	20,426	1,164	78,365

Reconciliation of expense
Elimination of intersegment expense	($2,805)	$—	$—	(2,805)
Total consolidated expense	$53,970	$20,426	$1,164	$75,560

Income before provision for income taxes	$27,412	$3,897	$2,389	$33,698
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
Specialty Finance: miscellaneous operating costs related to specialty finance activities.

September 30, 2025
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Total assets	$2,787,553	$350,360	$174,419	$3,312,332
Loans held for sale	$—	$111,317	$—	$111,317
1-4 family residential properties secured by first liens	$—	$216,598	$—	$216,598
Purchased receivables, net	$—	$—	$108,053	$108,053
Goodwill	$7,525	$7,492	$34,857	$49,874

December 31, 2024
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Total assets	$2,547,709	$357,630	$136,530	$3,041,869
Loans held for sale	$—	$59,957	$—	$59,957
1-4 family residential properties secured by first liens	$—	$270,966	$—	$270,966
Purchased receivables, net	$—	$—	$74,078	$74,078
Goodwill	$7,525	$7,492	$35,001	$50,018

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
Note Regarding Forward Looking-Statements
This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements, other than statements of historical fact, regarding our financial position, business strategy, management’s plans and objectives for future operations are forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: descriptions of the financial condition, results of operations, asset based lending volumes, asset and credit quality trends and profitability and statements about the expected financial benefits and other effects of the acquisition of Sallyport Commercial Finance, LLC (“Sallyport”) by Northrim Bank; expected cost savings, synergies and other financial benefits from the acquisition of Sallyport by Northrim Bank might not be realized within the expected time frames and costs or difficulties relating to integration matters might be greater than expected; the ability of Northrim and Sallyport to execute their respective business plans; potential further increases in interest rates; the value of securities held in our investment portfolio; impact of the results of government shutdowns and government initiatives, including tariffs, on the regulatory landscape, natural resource extraction industries, and capital markets; the impact of declines in the value of commercial and residential real estate markets, high unemployment rates, inflationary pressures and slowdowns in economic growth; changes in banking regulation or actions by bank regulators; potential further increases in inflation, supply-chain constraints, and potential geopolitical instability, including the war in Ukraine and the conflicts in the Middle East; financial stress on borrowers (consumers and businesses) as a result of higher rates or an uncertain economic environment; the general condition of, and changes in, the Alaska economy; our ability to maintain or expand our market share or net interest margin; the sufficiency of our allowance for credit losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to current expected credit losses accounting guidance; our ability to maintain asset quality; our ability to implement our marketing and growth strategies; our ability to identify and address cyber-security risks, including security breaches, “denial of service attacks,” “hacking,” and identity theft; disease outbreaks; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. In addition, there are risks inherent in the banking industry relating to collectability of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report and Part I. Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as well as in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that forward looking statements are made only as of the date of this report and that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

Update on Economic Conditions

The Alaska Department of Labor (“DOL”) has reported Alaska’s seasonally adjusted unemployment rate in August of 2025 was 4.7% compared to the U.S. rate of 4.3%. The total of 355,900 payroll jobs in Alaska, not including uniformed military, increased 0.8% or 2,900 jobs between August of 2024 and August of 2025. This matched the year-over-year increase for the U.S. of 0.8% for the same period.
According to the DOL, the Oil and Gas sector had the largest growth rate in new jobs of 6% through August compared to the prior year, up 500 direct jobs. The Construction sector added 1,000 positions for a year-over-year growth rate of 4.8% in August of 2025. The Manufacturing sector, which is dominated by seafood processing, added 900 jobs and grew 5.7% in the same period. The larger Health Care sector also grew by 900 jobs for an annual growth rate of 2.1%. Transportation, Warehousing and Utilities added 300 jobs for a 1.1% growth rate. Professional and Business Services increased 200 jobs year-over-year through August of 2025, up 0.7%.

The Government sector declined by 100 jobs (0.1%). Government gained 200 State positions, while losing 100 Federal jobs and 200 Local government jobs in Alaska between August of 2024 and August of 2025. Other declining sectors include: Information down 300 jobs or (-6.8%); Leisure/Hospitality declined 100 jobs (-0.2%); Wholesale Trade lost 100 jobs (-1.5%) and Financial Activities, down 100 jobs (-0.9%).

Alaska’s seasonally adjusted personal income was $59.4 billion in the second quarter of 2025 according to the Federal Bureau of Economic Analysis (“BEA”). Alaska had an annualized improvement of 9.7% in the first quarter and 5% in the second quarter of 2025. This is compared to the national average of 6.4% in the first quarter and 5.5% in second quarter of 2025. Alaska enjoyed an annual personal income improvement of 5.8% in 2024 compared to the U.S. increase of 5.6%. Per capita personal income in Alaska is now estimated at $80,208 according to the BEA, ranking it 12th highest of the 50 U.S. states.

Alaska’s Gross State Product (“GSP”) in the second quarter of 2025 reached $74.2 billion according to the BEA. Alaska’s inflation adjusted “real” GSP increased 1.5% in 2024, 1.8% annualized in the first quarter of 2025, and 2% in the second quarter of 2025. The average U.S. GDP growth rate was 2.8% for 2024, annualized -0.6% in the first quarter of 2025 and 3.8% in the second quarter of 2025. Alaska’s real GSP improvement in the second quarter of 2025 was led by the Mining, Oil & Gas sector; Transportation & Warehousing; Professional, Scientific & Technical Services; and Manufacturing, but was somewhat offset by decreases in Retail Trade and Government.

Alaska exported $5.9 billion in goods to foreign countries in 2024 according to the U.S. International Trade Administration. China is the largest importer of Alaska’s products at $1.5 billion, followed by Australia at $804 million, Japan at $674 million and South Korea at $634 million in 2024. Fish and related maritime products accounted for the largest volume at $2.1 billion, followed by minerals and ores $2 billion, and primary metals at $992 million in 2024. Oil & Gas international exports were $380 million because the majority of Alaska’s production is refined and consumed within the United States.

According to the U.S. Bureau of Labor Statistics, the Consumer Price Index, or CPI, for the U.S. increased 2.9% between August of 2024 and August of 2025. In Alaska, the rate of increase was lower at 2.4% for the same time period. The largest increases since last August came from Apparel (+6.9%), Food and beverage (+3.9%), and Housing (+3.8%). Slower increases or declining costs in Medical Care (+1.2%), Gasoline (+0.9%), Transportation (-1.2%) and Recreation (-1.7%) through August 2025 have helped moderate inflationary pressures in Alaska relative to the U.S.

The monthly average price of Alaska North Slope (“ANS”) crude oil has ranged between a high of $76.39 a barrel in January of 2025 and a low of $67.07 in May of 2025. The August 2025 average was $69.29. The Alaska Department of Revenue (“DOR”) calculated ANS crude oil production was 461 thousand barrels per day (“bpd”) in Alaska’s fiscal year ending June 30, 2024. Production rose to 469 thousand bpd in fiscal year ending June 30, 2025. In the Spring 2025 Revenue Forecast published March 12, 2025, the DOR expects production to continue to grow to 663 thousand bpd, or 41% by fiscal year 2034. This is primarily a result of new production coming on-line in and around the NPR-A region west of Prudhoe Bay. A partnership between Santos and Repsol is constructing the new Pikka field and ConocoPhillips is developing the large new Willow field. There are also several smaller new fields in Alaska’s North Slope that are contributing to the State of Alaska’s production growth estimate.

The Alaska Permanent Fund is seeded annually by the oil wealth the State continues to save each year and has grown significantly over 40 years of successful investment. As of August 31, 2025 the fund’s value was $83.26 billion. According to the DOR it is scheduled to contribute $3.7 billion to Alaska’s General Fund in fiscal year 2025 for general government spending and over $600 million to pay the annual dividend of $1,000 in October to Alaskan residents.

According to the Alaska Multiple Listing Services, the average sales price of a single-family home in Anchorage rose 6.2% in 2024 to $510,015, following a 5.2% increase in 2023. This was the seventh consecutive year of price increases. Through September of 2025 prices continued to increase on average 3.7% to $529,097.

The average sales price for single family homes in the Matanuska Susitna Borough rose 3.8% in 2024 to $412,859, after increasing 4% in 2023. This continues a trend of average price increases for more than a decade in the region. Through September of 2025 prices continued to increase on average 6.7% to $440,366. These two markets represent where the vast majority of the residential lending activity of Northrim Bank (the “Bank”) occurs.

The Alaska Multiple Listing Services reported a 3.4% increase in the number of units sold in Anchorage when comparing 2024 to 2023. The first nine months of 2025 saw a 4.7% increase in home sales compared to the same nine months of 2024 in Anchorage.

Last year there was virtually no change in the number of homes sold in the Matanuska Susitna Borough, with only four fewer homes sold in 2024 than in 2023 or -0.2%. In the first nine months of 2025 the number of units sold has increased by 133 sold or 11.1% in the Matanuska Susitna Borough compared to the first nine months of 2024.

The Board of Governors of the Federal Reserve System lowered its benchmark interest rate target to 4.00%-4.25% as of September 30, 2025 from 4.25%-4.50% as of December 31, 2024. The prime rate of interest has dropped to 7.25% as of September 30, 2025 compared to 7.50% as of December 31, 2024.

Highlights and Summary of Performance - Third Quarter of 2025

The Company reported net income and earnings per diluted share of $27.1 million and $1.20, respectively, for the third quarter of 2025 compared to net income and earnings per diluted share of $8.8 million and $0.39, respectively, for the third quarter of 2024. The Company reported net income and earnings per diluted share of $52.2 million and $2.32, respectively for the first nine months of 2025 compared to net income and earnings per diluted share of $26.0 million and $1.17, respectively, for the first nine months of 2024. The increase in net income for both periods in 2025 compared to the same periods last year is primarily attributable to the gain from the sale of certain assets by Pacific Wealth Advisors, as well as higher net interest income, an increase in purchased receivable income and increased mortgage banking income, which were only partially offset by higher operating expenses and provisions for income taxes.
On September 18, 2025, the Company effected a four-for-one forward split of its common stock, a proportionate increase in the number of authorized shares of common stock from 10,000,000 to 40,000,000, and a proportionate decrease in the par value of the common stock from $1.00 per share to $0.25 per share. The common stock split is part of the Company's ongoing review of optimal trading and spread levels. The intended purpose of the split is to enhance stock liquidity, make shares more accessible to a broader base of retail investors, and support increased trading activity. All share, equity award and per share amounts presented throughout this Quarterly Report on Form 10-Q have been retrospectively adjusted to reflect the common stock split.

•Net interest margin was 4.83% for the third quarter of 2025, up 54-basis points from the third quarter a year ago.
•Return on average assets (“ROAA”) was 3.32% and return on average equity (“ROAE”) was 35.66% for the third quarter of 2025. ROAA was 1.22% and ROAE was 13.69% for the third quarter of 2024.
•Portfolio loans were $2.22 billion at September 30, 2025, up 11% from a year ago, primarily due to new customer relationships and expanding market share, as well as retaining certain mortgages originated by Residential Mortgage, a subsidiary of the Bank. The Company sold $16 million in consumer mortgages in the third quarter of 2025 to reduce the concentration of residential real estate loans and to provide additional liquidity for future commercial and construction loan growth.
•Total deposits were $2.91 billion at September 30, 2025, up 11% from $2.63 billion a year ago. Non-interest bearing demand deposits increased 14% year-over-year to $872.1 million at September 30, 2025 and represent 30% of total deposits.
•The average cost of interest-bearing deposits was 2.00% at September 30, 2025, down from 2.24% at September 30, 2024.
•Mortgage loan originations were $234.0 million in the third quarter of 2025, down from $248.0 million in the third quarter a year ago. Mortgage loans funded for sale were $218.2 million in the third quarter of 2025, compared to $210.0 million in the third quarter of 2024.

Other financial measures for the periods indicated are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Return on average assets, annualized	3.32%	1.22%	2.20%	1.24%
Return on average shareholders' equity, annualized	35.66%	13.69%	24.21%	14.12%
Dividend payout ratio	13.27%	39.18%	20.60%	39.31%
Nonperforming assets: Nonperforming assets, net of government guarantees were $13.6 million at September 30, 2025 and $11.6 million at December 31, 2024. Other Real Estate Owned (“OREO”), net of government guarantees was zero at both September 30, 2025 and December 31, 2024. Repossessed assets were $50,000 as of September 30, 2025 and $297,000 as of December 31, 2024. Nonperforming loans, net of government guarantees increased $3.7 million or 49% to $11.3 million as of September 30, 2025 from $7.5 million as of December 31, 2024, primarily due to the addition of seven loans in the first nine months of 2025. Nonperforming purchased receivables decreased $1.5 million or 40% to $2.3 million as of September 30, 2025 from $3.8 million as of December 31, 2024 as a result of a paydown received on one relationship. Of the nonperforming assets, net of government guarantees at September 30, 2025, $5.3 million are attributable to the Community Banking segment, $510,000 are attributable to the Home Mortgage Lending segment, and $7.7 million are attributable to the Specialty Finance segment.
Potential problem assets: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual or past due. These loans are closely monitored and their performance is reviewed by management on a regular basis. All potential problem loans are individually evaluated for the purposes of establishing an allowance for credit losses. At September 30, 2025, management had identified $28.7 million potential problem loans, up from $1.6 million at December 31, 2024. This increase is primarily due to the addition of three relationships which management consider to be isolated, customer specific events that do not impact the ACL beyond the individual analysis of these credits.

RESULTS OF OPERATIONS
    Net Income
    Net income for the third quarter of 2025 increased $18.2 million to $27.1 million as compared to $8.8 million for the same period in 2024. The increase in net income in the third quarter of 2025 as compared to the same quarter a year ago is largely attributable to a $14.2 million gain on sale of certain assets by Pacific Wealth Advisors, as well as a $6.5 million increase in net interest income and a $6.2 million increase in purchased receivable income. These increases were only partially offset by a $3.6 million increase in other operating expenses and $4.7 million increase in provision for income taxes.
Net income for the first nine months of 2025 increased $26.1 million to $52.2 million as compared to $26.0 million for the same period in 2024. The increase in net income in the first nine months of 2025 as compared to the same period a year ago is largely attributable to a $17.9 million increase in net interest income, a $15.7 million increase in purchased receivable income, a $14.2 million gain on sale of certain assets by Pacific Wealth Advisors, and a $2.0 million increase in mortgage banking income. These increases were only partially offset by a $15.4 million increase in other operating expenses and a $8.1 million increase in the provision for income taxes.
Analysis of Business Segments
Our business segments are defined as Community Banking, Home Mortgage Lending, and Specialty Finance. The following table summarizes net income from our segments. Additional information about segment performance is presented in Note 10 to the Financial Statements included in Part I - Item 1 of this report.

(In Thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Community Banking	$22,256	$7,087	$40,787	$21,527
Home Mortgage Lending	1,856	1,277	4,589	2,805
Specialty Finance	2,953	461	6,791	1,712
Net income (loss)	$27,065	$8,825	$52,167	$26,044
Community Banking
Net income in the Community Banking segment increased $15.2 million or 214% in the third quarter of 2025 compared to the same period a year ago primarily due to the gain on sale of certain assets by Pacific Wealth Advisors of $14.2 million, as well as an increase in net interest income which totaled $32.3 million in the third quarter of 2025, and $25.9 million in the third quarter of 2024. Net interest income increased $6.4 million or 25% in the third quarter of 2025 as compared to the third quarter of 2024 mostly due to higher interest income on loans and deposits in banks as well as lower interest expense. This increase was only partially offset by lower interest income on investments.
The provision for credit losses in the Community Banking segment was $1.6 million in the third quarter of 2025 compared to a provision for credit losses of $1.5 million in the same quarter a year ago. The increase to the provision for credit losses in the Community Banking segment in the third quarter of 2025 as compared to the same quarter a year ago was primarily a result of increased loan balances as well as an increase in estimated loss rates due to less favorable economic forecasts and trends in qualitative factors.

Other operating expenses in the Community Banking segment totaled $20.0 million in the third quarter of 2025, up $1.2 million or 7% from $18.7 million in the third quarter a year ago. The increase in the third quarter of 2025 as compared to the same quarter a year ago was mostly due to increases in salaries and other personnel expense, including $641,000 in higher salary expense and a $260,000 increase in group medical expenses, which were only partially offset by a $293,000 decrease in profit share expense. Additionally, data processing expense and insurance expense increased in the quarter ended September 30, 2025 as compared to the same quarter last year.

Net income in the Community Banking segment increased $19.3 million or 89% in the first nine months of 2025 as compared to the same period a year ago primarily due to the gain on sale of certain assets by Pacific Wealth Advisors of $14.2 million in the third quarter of 2025, as well as increases in net interest income primarily due to higher interest income due to higher earning-asset balances and higher yields. These changes were only partially offset by higher other operating expenses, primarily due to higher salaries and other personnel expenses, data processing expenses, marketing expenses, and OREO expenses net of gains on sale.

Home Mortgage Lending
Net income in the Home Mortgage Lending segment increased $579,000 or 45% in the third quarter of 2025 compared to the same period a year ago primarily due to a decrease in the provision for credit losses in the Home Mortgage Lending segment, as well as higher mortgage servicing revenue. During the third quarter of 2025, mortgage loans funded for sale were $218.2 million, compared to $210.0 million in the third quarter of 2024. These increases were partially offset by decreases in the net interest income and other operating expenses.
The provision for credit losses in the Home Mortgage Lending segment was $158,000 in the third quarter of 2025 compared to $571,000 in the third quarter of 2024. The decrease in the provision for credit losses in the third quarter of 2025 in the Home Mortgage Lending segment as compared to the same quarter a year ago was primarily a result of decreased loan balances.
Other operating expenses in the Home Mortgage Lending segment totaled $7.4 million in the third quarter of 2025 compared to $7.6 million in the third quarter a year ago. The decrease in the third quarter of 2025 as compared to the same quarter a year ago was mostly due to decreases in salaries and other personnel expense due to lower commissions paid to mortgage originators due to lower volume.
The Arizona, Colorado, and Pacific Northwest mortgage expansion markets were responsible for 16% of Residential Mortgage's $218 million total production in the third quarter of 2025 and 20% of $248 million total production in the third quarter a year ago.

The Company reclassified $100 million in consumer mortgages held for investment to held for sale in the first quarter of 2025 and recorded unrealized losses of $1.2 related to this portfolio in the first quarter of 2025. In the second quarter of 2025, the Company sold $61 million of the $100 million that was reclassified to loans held for sale in the first quarter of 2025 for a total realized loss of $545,000. In the third quarter of 2025, the Company sold $16 million of the $100 million that was reclassified to loans held for sale in the first quarter of 2025 for a total realized loss of $37,000.

As of September 30, 2025, Northrim serviced 6,475 loans in its $1.60 billion home-mortgage-servicing portfolio, a 37% increase from the $1.17 billion serviced a year ago.

Net income in the Home Mortgage Lending segment increased $1.8 million or 64% in the first nine months of 2025 as compared to the same period a year ago primarily due to higher net interest income due to higher balances of both consumer mortgage loans held for sale and consumer mortgage loans held for investment, as well as higher mortgage banking income due to higher mortgage loans funded for sale. These increases were only partially offset by higher other operating expenses primarily due to higher originator commissions.

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

Net income in the Specialty Finance segment increased $2.5 million or 541% in the third quarter of 2025 compared to the same period a year ago primarily due to the acquisition of Sallyport in the fourth quarter of 2024. Total pre-tax income for Sallyport for the third quarter of 2025 was $2.1 million.

Net income in the Specialty Finance segment increased $5.1 million or 297% in the first nine months of 2025 as compared to the same period a year ago primarily due to the acquisition of Sallyport. Total pre-tax income for Sallyport for the first nine months of 2025 was $4.7 million.

Average purchased receivables and loan balances at Sallyport were $68.4 million for the third quarter of 2025 and a yield of 32.9% compared to average balance of $71.0 million for the second quarter of 2025 with a yield of 27.23%, and average balance of $59.9 million for the first quarter of 2025 and a yield of 35.8%. The yield in the third quarter of 2025 included the recognition of $879,000 in one-time fees collected during the quarter. The yield excluding this items for the third quarter of 2025 was 27.7%. The yield in the first quarter of 2025 included the recognition of $899,000 in fee income collected during the quarter related to two nonperforming receivables that was previously deferred and the collection of a $350,000 one-time fee. The yield excluding these items for the first quarter of 2025 was 27.4%.

Net Interest Income/Net Interest Margin
    Net interest income for the third quarter of 2025 increased 23% or $6.5 million, to $35.3 million as compared to $28.8 million for the third quarter of 2024. The net interest margin increased 54 basis points to 4.83% in the third quarter of 2025 as compared to 4.29% in the third quarter of 2024. The increase in net interest income in the third quarter of 2025 compared to the same period in 2024 was primarily the result of increased interest on loans, loans held for sale, and interest bearing deposits in other banks which was only partially offset by a decrease in interest income on investments, as well as an increase in interest expense on interest-bearing deposits and borrowings. The increase in net interest margin in the third quarter of 2025 as compared to the same period of 2024 was primarily due to a favorable change in the mix of earning-assets towards higher loan balances as a percentage of total earning-assets and higher yields on those assets as well as a decrease in the cost of interest-bearing liabilities.
Net interest income for the first nine months of 2025 increased 22% or $17.9 million, to $100.2 million as compared to $82.3 million for the first nine months of 2024. The net interest margin increased 45 basis points to 4.68% in the first nine months of 2025 as compared to 4.23% in the first nine months of 2024. The increase in net interest income in the first nine of 2025 compared to the same period in 2024 was primarily the result of increased interest on loans, loans held for sale, and interest bearing deposits in other banks, which were only partially offset by a decrease in interest income on investments, as well as an increase in interest expense on interest-bearing liabilities. The increase in net interest margin in the first nine months of 2025 as compared to the same period of 2024 was primarily due to a favorable change in the mix of earning-assets towards higher loan balances as a percentage of total earning-assets and higher yields on those assets, as well as a decrease in the cost of interest-bearing liabilities.

Components of Net Interest Margin

The following table compares average balances and rates as well as margins on earning assets for the three-month periods ended September 30, 2025 and 2024. Average yields or costs are calculated on a tax-equivalent basis.

(Dollars in Thousands)	Three Months Ended September 30,
					Interest income/				Average Tax Equivalent
	Average Balances		Change		expense		Change		Yields/Costs[6]
	2025	2024	$	%	2025	2024	$	%	2025	2024	Change
Interest-bearing deposits in other banks[1]	$118,181	$28,409	$89,772	316%	$1,324	$389	$935	240%	4.38%	5.28%	(0.90)%
Taxable long-term investments[2]	474,587	619,012	(144,425)	(23)%	3,512	4,164	(652)	(16)%	3.09%	2.80%	0.29%
Loans held for sale	108,113	93,689	14,424	15%	1,676	1,452	224	15%	6.20%	6.20%	—%
Loans[3,4]	2,205,949	1,933,181	272,768	14%	39,466	33,411	6,055	18%	7.13%	6.91%	0.22%
Interest-earning assets[5]	2,906,830	2,674,291	232,539	9%	45,978	39,416	6,562	17%	6.33%	5.92%	0.41%
Nonearning assets	322,825	196,266	126,559	64%
Total	$3,229,655	$2,870,557	$359,098	13%

Interest-bearing demand	$1,174,683	$929,510	$245,173	26%	$5,856	$4,670	$1,186	25%	1.98%	2.00%	(0.02)%
Savings deposits	248,593	240,040	8,553	4%	340	289	51	18%	0.54%	0.48%	0.06%
Money market deposits	198,298	198,840	(542)	0%	830	828	2	—%	1.66%	1.66%	—%
Time deposits	391,860	427,717	(35,857)	(8)%	3,113	4,336	(1,223)	(28)%	3.15%	4.03%	(0.88)%
Total interest-bearing deposits	2,013,434	1,796,107	217,327	12%	10,139	10,123	16	—%	2.00%	2.24%	(0.24)%
Borrowings	51,568	43,555	8,013	18%	493	451	42	9%	3.81%	4.07%	(0.26)%
Total interest-bearing liabilities	2,065,002	1,839,662	225,340	12%	10,632	10,574	58	1%	2.04%	2.29%	(0.25)%
Non-interest bearing demand deposits	796,860	722,000	74,860	10%
Other liabilities	66,711	52,387	14,324	27%
Equity	301,082	256,508	44,574	17%
Total	$3,229,655	$2,870,557	$359,098	13%
Net interest income					$35,346	$28,842	$6,504	23%
Net interest margin									4.83%	4.29%	0.54%
Average loans to average interest-earning assets	75.89%	72.29%
Average loans to average total deposits	78.50%	76.77%
Average non-interest deposits to average total deposits	28.36%	28.67%
Average interest-earning assets to average interest-bearing liabilities	140.77%	145.37%

1Consists of interest bearing deposits in other banks and domestic CDs.
2Consists of investment securities available for sale, investment securities held to maturity, marketable equity securities, and investment in Federal Home Loan Bank stock.
3Interest income includes loan fees. Loan fees recognized during the period and included in the yield calculation totaled $1.3 million and $1.1 million in the third quarter of 2025 and 2024, respectively.
4Nonaccrual loans are included with a zero effective yield. Average nonaccrual loans included in the computation of the average loan balances were $8.1 million and $5.0 million in the third quarter of 2025 and 2024, respectively.
5The Company does not have any fed funds sold or securities purchased with agreements to resell to disclose as part of its total interest-earning assets in the periods presented.
6Tax-equivalent yields/costs assume a federal tax rate of 21% and state tax rate of 7.43% for a combined tax rate of 28.43%.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending September 30, 2025 and 2024. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates. The Company did not have any fed funds sold or securities purchased with agreements to resell for the three-month periods ending September 30, 2025 and 2024.

(In Thousands)	Three Months Ended September 30, 2025 vs. 2024
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Short-term investments	$989	($54)	$935
Taxable long-term investments	(1,158)	506	(652)
Loans held for sale	223	1	224
Loans	4,930	1,125	6,055
Total interest income	$4,984	$1,578	$6,562

Interest Expense:
Interest-bearing demand	$1,236	($50)	$1,186
Savings deposits	9	42	51
Money market deposits	(1)	3	2
Time deposits	(339)	(884)	(1,223)
Interest-bearing deposits	905	(889)	16
Borrowings	73	(31)	42
Total interest expense	$978	($920)	$58

The following table compares average balances and rates as well as margins on earning assets for the nine-month periods ended September 30, 2025 and 2024. Average yields or costs are calculated on a tax-equivalent basis.

(Dollars in Thousands)	Nine Months Ended September 30,
					Interest income/				Average Tax Equivalent
	Average Balances		Change		expense		Change		Yields/Costs[6]
	2025	2024	$	%	2025	2024	$	%	2025	2024	Change
Interest-bearing deposits in other banks[1]	$61,416	$35,747	$25,669	72%	$2,255	$1,459	$796	55%	4.84%	5.34%	(0.50)%
Taxable long-term investments[2]	504,572	643,221	(138,649)	(22)%	10,952	12,994	(2,042)	(16)%	3.04%	2.82%	0.22%
Loans held for sale	109,563	63,917	45,646	71%	5,178	2,942	2,236	76%	6.30%	6.14%	0.16%
Loans[3,4]	2,184,071	1,857,756	326,315	18%	113,953	94,738	19,215	20%	7.01%	6.85%	0.16%
Interest-earning assets[5]	2,859,622	2,600,641	258,981	10%	132,338	112,133	20,205	18%	6.23%	5.81%	0.42%
Nonearning assets	307,593	200,619	106,974	53%
Total	$3,167,215	$2,801,260	$365,955	13%

Interest-bearing demand	$1,173,605	$908,142	$265,463	29%	$17,294	$13,454	$3,840	29%	1.97%	1.98%	(0.01)%
Savings deposits	250,159	244,385	5,774	2%	1,057	833	224	27%	0.56%	0.46%	0.10%
Money market deposits	194,811	205,266	(10,455)	(5)%	2,438	2,491	(53)	(2)%	1.67%	1.62%	0.05%
Time deposits	396,507	393,386	3,121	1%	9,589	12,001	(2,412)	(20)%	3.23%	4.07%	(0.84)%
Total interest-bearing deposits	2,015,082	1,751,179	263,903	15%	30,378	28,779	1,599	6%	2.02%	2.20%	(0.18)%
Borrowings	58,404	35,327	23,077	65%	1,725	1,012	713	70%	3.92%	3.76%	0.16%
Total interest-bearing liabilities	2,073,486	1,786,506	286,980	16%	32,103	29,791	2,312	8%	2.07%	2.23%	(0.16)%
Non-interest bearing demand deposits	744,199	711,197	33,002	5%
Other liabilities	61,472	57,097	4,375	8%
Equity	288,058	246,460	41,598	17%
Total	$3,167,215	$2,801,260	$365,955	13%
Net interest income					$100,235	$82,342	$17,893	22%
Net interest margin									4.68%	4.23%	0.45%
Average loans to average interest-earning assets	76.38%	71.43%
Average loans to average total deposits	79.15%	75.45%
Average non-interest deposits to average total deposits	26.97%	28.88%
Average interest-earning assets to average interest-bearing liabilities	137.91%	145.57%

1Consists of interest bearing deposits in other banks and domestic CDs.
2Consists of investment securities available for sale, investment securities held to maturity, marketable equity securities, and investment in Federal Home Loan Bank stock.
3Interest income includes loan fees. Loan fees recognized during the period and included in the yield calculation totaled $3.6 million and $3.3 million in the first nine months of 2025 and 2024, respectively.
4Nonaccrual loans are included with a zero effective yield. Average nonaccrual loans included in the computation of the average loan balances were $7.9 million and $5.3 million in the first nine months of 2025 and 2024, respectively.
5The Company does not have any fed funds sold or securities purchased with agreements to resell to disclose as part of its total interest-earning assets in the periods presented.
6Tax-equivalent yields/costs assume a federal tax rate of 21% and state tax rate of 7.43% for a combined tax rate of 28.43%.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the nine-month periods ending September 30, 2025 and 2024. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates. The Company did not have any fed funds sold or securities purchased with agreements to resell for the nine-month periods ending September 30, 2025 and 2024.

(In Thousands)	Nine Months Ended September 30, 2025 vs. 2024
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Short-term investments	$939	($143)	$796
Taxable long-term investments	(3,234)	1,192	(2,042)
Loans held for sale	2,159	77	2,236
Loans	16,947	2,268	19,215
Total interest income	$16,811	$3,394	$20,205

Interest Expense:
Interest-bearing demand	$3,899	($59)	$3,840
Savings deposits	20	204	224
Money market deposits	(130)	77	(53)
Time deposits	96	(2,508)	(2,412)
Interest-bearing deposits	3,885	(2,286)	1,599
Borrowings	675	38	713
Total interest expense	$4,560	($2,248)	$2,312

Provision for Credit Losses
The provision or benefit for credit loss is the amount of expense or benefit that, based on our judgment, is required to maintain the Allowance for Credit Losses (“ACL”) at an appropriate level under the Company's Current Expected Credit Losses (“CECL”) model. The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. The following table presents the major categories of credit loss expense for the three and nine-month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Credit loss (benefit) expense on loans held for investment	$1,964	$1,738	$2,635	$2,093
Credit loss (benefit) expense on unfunded commitments	(233)	325	(401)	(1)
Credit loss expense on available for sale debt securities	—	—	—	—
Credit loss expense on held to maturity securities	—	—	—	—
Credit loss expense on purchased receivables	(15)	—	49	—
Total credit loss (benefit) expense	$1,716	$2,063	$2,283	$2,092
The increase to the provision for credit losses on loans in the third quarter of 2025 and in the first nine months of 2025 as compared to the same periods a year ago was primarily a result of increased loan balances as well as an increase in estimated loss rates due to less favorable economic forecasts and trends in qualitative factors. Qualitative factors have increased in 2025 for an increase in adversely classified loans as well as for a slight increase in concentration risk for loans to large borrowers. The decrease to the provision for unfunded commitments in the third quarter of 2025 and increase in the first nine months of 2025 compared to the same periods a year ago was primarily due to changes in mix of unfunded commitments.
Fluctuations in the provision for credit losses in the future will be dependent upon changes in economic conditions and forecasts, as well as loan portfolio composition, quality, and duration.
Other Operating Income
Other operating income for the three-month period ended September 30, 2025 increased $19.7 million, or 170%, to $31.2 million as compared to $11.6 million for the same period in 2024, primarily due to the gain on sale of certain assets by Pacific Wealth Advisors of $14.2 million, as well as a $6.2 million increase in purchased receivable income and $226,000 increase in mortgage banking income in the third quarter of 2025 compared to the same quarter a year ago. The fair value of marketable equity securities decreased $496,000 in the third quarter of 2025 compared to the same quarter a year ago. The increase in purchased receivable income in the three-month period ended September 30, 2025 as compared to the same period in 2024 was primarily due to the acquisition of Sallyport in the fourth quarter of 2024.

Other operating income for the nine-month period ended September 30, 2025 increased $31.9 million, or 110%, to $60.9 million as compared to $29.0 million for the same period in 2024, primarily due to a $15.7 million increase in purchased receivable income, as well as the $14.2 million gain on sale of certain assets by Pacific Wealth Advisors and a $2.0 million increase in mortgage banking income in the first nine-months of 2025 compared to the same period a year ago. The increase in purchased receivable income in the first nine-months of 2025 compared to the same period a year ago was primarily due to the acquisition of Sallyport in the fourth quarter of 2024.
Other Operating Expense
Other operating expense for the third quarter of 2025 increased $3.6 million, or 13%, to $30.3 million as compared to $26.7 million for the same period in 2024. Other operating expense for the nine-month period ended September 30, 2025 increased $15.4 million, or 20%, to $91.0 million as compared to $75.6 million for the same period in 2024. The increases in both periods were primarily due to increases in salaries and other personnel expense, compensation expense for Sallyport acquisition payments, and an increase in data processing expense. The addition of Sallyport on October 31, 2024 was responsible for a significant portion of the increase in total other operating expenses, including $2.4 million in the in the third quarter of 2025 compared to the third quarter of 2024 and $7.5 million in the first nine months of 2025 compared to the same period in the prior year.

Income Taxes
On July 4, 2025, the President of the United States signed and enacted the One Big Beautiful Bill Act (“OBBBA”) into law. Except for certain provisions, the OBBBA is effective for tax years beginning on or after January 1, 2025. The tax and spending legislation permanently extends key business tax breaks originally enacted under the 2017 Tax Cuts and Jobs Act. The Company does not expect changes in the law to have a material impact on income tax expense.

For the third quarter of 2025, Northrim recorded a lower effective tax rate as compared to the same period in 2024 primarily as a result of change in mix of how pretax income is allocated to states with varying tax rates as well as an increase in estimated tax deductions related to low income housing tax credit investments. In the third quarter of 2025, Northrim recorded $7.5 million in state and federal income tax expense, for an effective tax rate of 21.71% compared to $2.8 million and 24.17% for the same period in 2024. In the nine-month period ended September 30, 2025, Northrim recorded $15.7 million in state and federal income tax expense, for an effective tax rate of 23.18% compared to $7.7 million and 22.71% for the same period in 2024. The increase in the effective tax rate for the first nine months of 2025 compared to the same period in 2024 is due to a decrease in tax credits and tax exempt interest income as a percentage of pre-tax income in 2025.

ANALYSIS OF FINANCIAL CONDITION
    Balance Sheet Overview
Investment Securities
Investment Securities include investment securities available for sale, investment securities held to maturity, and marketable equity securities, at September 30, 2025 decreased 11% to $464.3 million from $524.1 million at December 31, 2024 primarily due to maturities and calls of available for sale securities during the first nine months of 2025. The proceeds of these maturities and calls were invested in loans.
The table below details portfolio investment balances by portfolio investment type as of the periods indicated:

	September 30, 2025		December 31, 2024
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
	Balance	% of total	Balance	% of total
U.S. Treasury and government sponsored entities	$386,506	83.2%	$432,931	82.6%
U.S. Agency mortgage-backed securities	4,887	1.1%	—	0.0%
Corporate bonds	41,666	9.0%	45,545	8.7%
Collateralized loan obligations	22,869	4.9%	36,891	7.0%
Preferred stock	8,332	1.8%	8,719	1.7%
Total	$464,260		$524,086

The average estimated duration of the investment portfolio at September 30, 2025, was approximately 2.16 years. As of September 30, 2025, $80.7 million of available for sale securities with a weighted average yield of 1.15% are scheduled to mature in the next six months, $103.9 million with a weighted average yield of 1.44% are scheduled to mature in six months to one year, and $124.8 million with a weighted average yield of 2.69% are scheduled to mature in the following year, representing a total of $309.4 million or 10% of earning assets that are scheduled to mature in the next 24 months.

Loans and Lending Activities
The following table presents the concentration distribution of the loan portfolio, net of deferred fees and costs, as of the dates indicated:

	September 30, 2025		December 31, 2024
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial & industrial loans	$474,849	21.4%	$437,922	20.6%
Commercial real estate:
Owner occupied properties	437,995	19.7%	418,092	19.6%
Non-owner occupied and multifamily properties	713,315	32.0%	615,662	28.8%
Residential real estate:
1-4 family residential properties secured by first liens	216,598	9.8%	270,966	12.7%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	66,279	3.0%	49,160	2.3%
1-4 family residential construction loans	37,238	1.7%	39,516	1.9%
Other construction, land development and raw land loans	183,081	8.3%	212,561	10.0%
Obligations of states and political subdivisions in the US	32,341	1.5%	29,471	1.4%
Agricultural production, including commercial fishing	47,125	2.1%	45,840	2.2%
Consumer loans	8,335	0.4%	7,638	0.4%
Other loans	1,814	0.1%	2,435	0.1%
Total loans	$2,218,970		$2,129,263
Loans increased by $89.7 million, to $2.22 billion at September 30, 2025 from $2.13 billion at December 31, 2024, primarily as a result of increases in commercial real estate and commercial and industrial loans. These increases were only partially offset by the sale of 1-4 family residential loans secured by first liens in the first nine month of 2025 as well as decreases in other construction, land development and raw land loans.
Information about industry concentrations
The Company defines “direct exposure” to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $125.3 million, or approximately 6% of loans as of September 30, 2025 have direct exposure to the oil and gas industry as compared to $99.7 million, or approximately 5% of loans as of December 31, 2024. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $79.2 million and $45.8 million at September 30, 2025 and December 31, 2024, respectively. The portion of the Company's ACL that related to the loans with direct exposure to the oil and gas industry was estimated at $1.8 million as of September 30, 2025 and $1.1 million as of December 31, 2024.

    The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	September 30, 2025	December 31, 2024
Commercial & industrial loans	$114,623	$87,935
Commercial real estate:
Owner occupied properties	5,060	5,611
Non-owner occupied and multifamily properties	4,352	4,828
Other loans	1,223	1,282
Total	$125,258	$99,656

The Company monitors other concentrations within the loan portfolio depending on trends in the current and future estimated economic conditions. At September 30, 2025, the Company had $139.4 million, or 6% of portfolio loans, in the Healthcare sector, $134.1 million, or 6% of portfolio loans, in the Accommodations sector, $117.3 million, or 5% of portfolio loans, in the Tourism sector, $96.4 million, or 4% of portfolio loans, in the Retail sector, $79.5 million, or 4% of portfolio loans, in the Aviation (non-tourism) sector, $75.2 million, or 3% of portfolio loans, in the Fishing sector, and $55.3 million, or 2% in the Restaurant sector.

The portion of the Company's ACL that related to the loans with exposure to these industries is estimated at the following amounts as of September 30, 2025:

(In Thousands)	Tourism	Aviation (non-tourism)	Healthcare	Retail	Fishing	Restaurant	Accommodations	Total
ACL	$665	$769	$872	$894	$383	$442	$936	$4,961

Credit Quality and Nonperforming Assets

The following table sets forth information regarding our nonperforming loans and total nonperforming assets as of the periods indicated:

	September 30,	December 31,
(In Thousands)	2025	2024
Nonaccrual loans	$9,753	$7,516
Loans 90 days past due and accruing	1,688	17
Total nonperforming loans	$11,441	$7,533
Nonperforming loans guaranteed by government	189	—
Net nonperforming loans	$11,252	$7,533
Repossessed assets	50	297
Nonperforming purchased receivables	2,253	3,768
Net nonperforming assets	$13,555	$11,598
Nonperforming loans, net of government guarantees / portfolio loans	0.51%	0.35%
Nonperforming loans, net of government guarantees / portfolio loans, net of government guarantees	0.54%	0.38%
Nonperforming assets, net of government guarantees / total assets	0.41%	0.38%
Nonperforming assets, net of government guarantees / total assets net of government guarantees	0.43%	0.40%

Adversely classified loans, net of government guarantees	$38,599	$9,636
Special mention loans, net of government guarantees	$4,876	$19,769
Loans 30-89 days past due and accruing, net of government guarantees /portfolio loans	0.03%	0.03%
Loans 30-89 days past due and accruing, net of government guarantees /
portfolio loans, net of government guarantees	0.03%	0.03%

Allowance for credit losses / portfolio loans	1.05%	1.03%
Allowance for credit losses / portfolio loans, net of government guarantees	1.12%	1.10%
Allowance for credit losses / nonperforming loans, net of government
guarantees	208%	292%

Gross loan charge-offs for the quarter	$1,334	$149
Gross loan recoveries for the quarter	($142)	($200)
Net loan charge-offs (recoveries) for the quarter	$1,192	($51)
Net loan charge-offs (recoveries) year-to-date	$1,299	($215)
Net loan charge-offs (recoveries) for the quarter / average loans, for the quarter	0.05%	—%
Net loan charge-offs (recoveries) year-to-date / average loans,
year-to-date annualized	0.08%	—%

Allowance for credit losses for purchased receivables / purchased receivables	1.75%	4.69%

Net purchased receivable (recoveries) charge-offs for the quarter	($19)	$—
Net purchased receivable charge-offs (recoveries) year-to-date	$262	$—
Net purchased receivable (recoveries) charge-offs for the quarter / average purchased receivables,
for the quarter	(0.02)%	—%
Net purchased receivable charge-offs (recoveries) year-to-date / average purchased receivables,
year-to-date annualized	0.35%	—%

Allowance for Credit Losses
The following table sets forth information regarding changes in the ACL as of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Balance at beginning of period	$22,585	$17,694	$22,020	$17,270
Charge-offs:
Commercial & industrial loans	(1,300)	—	(1,489)	—
Agricultural production, including commercial fishing	—	—	—	(25)
Consumer loans	(34)	(15)	(50)	(15)
Total charge-offs	(1,334)	(15)	(1,539)	(40)
Recoveries:
Commercial & industrial loans	105	104	184	181
Commercial real estate:
Owner occupied properties	30	—	30	—
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	5	6	19	16
Agricultural production, including commercial fishing	1	1	4	6
Consumer loans	1	—	4	1
Other loans	—	—	—	—
Total recoveries	142	111	241	204
Net (charge-offs), recoveries	(1,192)	96	(1,298)	164
Provision for credit losses	1,964	1,738	2,635	2,094
Balance at end of period	$23,357	$19,528	$23,357	$19,528
    The following table sets forth information regarding changes in the ACL for unfunded commitments as of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Balance at beginning of period	$2,155	$2,091	$2,310	$2,418
(Benefit) provision for credit losses	(233)	325	(388)	(2)
Balance at end of period	$1,922	$2,416	$1,922	$2,416

The following table sets forth information regarding changes in the ACL for purchased receivables as of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Balance at beginning of period	$3,432	$—	$3,649	$—
Adjustment related to PCD collections payable to sellers[1]	(1,513)	—	(1,513)	—
Charge-offs	—	—	(281)	—
Recoveries	20	—	20	—
Net (charge-offs), recoveries	20	—	(261)	—
(Benefit) provision for purchased receivables	(15)	—	49	—
Balance at end of period	$1,924	$—	$1,924	$—
1Represents a reduction in the allowance for credit losses on a purchased credit deteriorated purchased receivable acquired in 2024 in connection with the Sallyport acquisition. Collections received during the period presented above are contractually payable to the sellers under the purchase agreement if collected within one year of the acquisition of Sallyport. Accordingly, the decrease in the allowance was offset by the recognition of a liability to the sellers, and no benefit was recognized in the provision for credit losses.
The ACL for loans held for investment at September 30, 2025 increased $1.3 million from December 31, 2024 primarily due to increases in loan balances as well as an increase in estimated loss rates due to less favorable economic forecasts and trends in qualitative factors. Qualitative factors have increased in 2025 for an increase in adversely classified loans as well as for a slight increase in concentration risk for loans to large borrowers. While management believes that it uses the best information available to determine the ACL, unforeseen market conditions and other events could result in adjustment to the ACL, and net income could be significantly affected if circumstances differed substantially from the assumptions used in making the final determination of the ACL.
Deposits
Deposits are the Company’s primary source of funds. Total deposits increased $226.3 million, or 8%, to $2.91 billion as of September 30, 2025 compared to $2.68 billion as of December 31, 2024, primarily due to new deposit relationships and normal seasonal fluctuations. The following table summarizes the Company's composition of deposits as of the periods indicated:

	September 30, 2025		December 31, 2024
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$872,086	30%	$706,225	27%
Interest-bearing demand	1,191,867	41%	1,108,404	41%
Savings deposits	239,738	8%	250,900	9%
Money market deposits	202,491	7%	196,290	7%
Time deposits	400,281	14%	418,370	16%
Total deposits	$2,906,463		$2,680,189
The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 86% of total deposits at September 30, 2025 and 84% of total deposits at December 31, 2024.
    The only deposit category with stated maturity dates is certificates of deposit. At September 30, 2025, the Company had $400.3 million in certificates of deposit as compared to certificates of deposit of $418.4 million at December 31, 2024. At September 30, 2025, $361.1 million, or 90%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $369.7 million, or 88%, of total certificates of deposit at December 31, 2024. The aggregate amount of certificates of deposit in amounts of $250,000 and greater at September 30, 2025 and December 31, 2024, was $207.8 million and $217.1 million, respectively. The following table sets forth the amount outstanding of deposits in amounts of $250,000 and greater by time remaining until maturity and percentage of total deposits as of September 30, 2025:

	Time Certificates of Deposit
	of $250,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$87,757	42%
Over 3 through 6 months	56,888	27%
Over 6 through 12 months	43,207	21%
Over 12 months	19,936	10%
Total	$207,788	100%

At September 30, 2025, 76% of total deposits were held in business accounts and 24% of deposit balances were held in consumer accounts. Northrim had approximately 34,000 deposit customers with an average balance of $63,000 as of September 30, 2025. Northrim had 31 customers with balances over $10 million as of September 30, 2025 which accounted for $725.7 million, or 26%, of total deposits.

Uninsured deposits totaled approximately $1.19 billion or 41% of total deposits as of September 30, 2025 compared to $1.1 billion or 40% of total deposits as of December 31, 2024. There was no unusual deposit activity during the first nine months of 2025.

Borrowings
    FHLB: The Bank is a member of the Federal Home Loan Bank of Des Moines (the “FHLB”). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Bank’s assets. At September 30, 2025, our maximum borrowing line from the FHLB was approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. Based on the Company's current collateral pledged to the FHLB, less outstanding advances, the Company's borrowing line is $438.5 million as of September 30, 2025. The Company has outstanding advances of $12.9 million as of September 30, 2025 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. These advances have original terms of either 18 or 20 years with 30 year amortization periods and fixed interest rates ranging from 1.23% to 3.25%.

    Federal Reserve Bank: The Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”) is holding $70.0 million of securities as collateral to secure the Company's ability to take advances through the discount window on September 30, 2025. There were no discount window advances outstanding at either September 30, 2025 or December 31, 2024.

    Other Short-term Borrowings: The Company is subject to provisions under Alaska state law, which generally limit the amount of outstanding debt to 35% of total assets or $1.15 billion at September 30, 2025 and $1.06 billion at December 31, 2024.

    At September 30, 2025 and December 31, 2024, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
    Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advances noted above as of September 30, 2025 or December 31, 2024.

Liquidity and Capital Resources
    The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company. Given that the Bank currently meets and the Bank anticipates that it will continue to meet, all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards, the Company expects to continue to receive dividends from the Bank during the remainder of 2025. Other available sources of liquidity for the bank holding company include the issuance of debt and the issuance of common or preferred stock. As of September 30, 2025, the Company has 40.0 million authorized shares of common stock, of which approximately 22.1 million are issued and outstanding, leaving approximately 17.9 million shares available for issuance. Additionally, the Company has 2.5 million authorized shares of preferred stock available for issuance.
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
The Company had cash and cash equivalents of $212.7 million, or 6% of total assets at September 30, 2025 compared to $62.7 million, or 2% of total assets as of December 31, 2024. The increase in cash and cash equivalents since the end of 2024 is primarily due to an increase in deposits. The Company had other comprehensive income, net of tax, of $1.6 million for the nine-month period ending September 30, 2025 primarily due to unrealized holding gains on available for sale securities. Accumulated unrealized losses, net of income taxes on available for sale securities, which are recorded in total shareholders' equity, are $1.8 million as of September 30, 2025. Accumulated unrealized losses, net of income taxes on held to maturity securities, which are not recorded in shareholders' equity, are $191,000 as of September 30, 2025. Management does not believe that liquidation of these securities, which would result in realized losses, will occur prior to maturity of these securities. As of September 30, 2025, the weighted average maturity of available for sale securities is 2.16 years as compared to 2.40 years as of December 31, 2024. At September 30, 2025, $184.6 million available for sale securities mature within one year, $124.8 million mature within one to two years, and $35.0 million mature within two to three years. Our total unfunded commitments to fund loans and letters of credit at September 30, 2025 were $547.6 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. At September 30, 2025, certificates of deposit totaling $361.1 million are scheduled to mature over the next 12 months and may be withdrawn from the Bank. Similar to loans, we do not expect that these maturing certificates of deposit, or other non-maturity deposits, to be withdrawn from the Bank in a manner that will strain liquidity; however, unforeseen future circumstances or events may cause higher than anticipated withdrawal of deposits or draws of unfunded commitments to fund new loans. Management believes that cash requirements to fund future non-deposit and non-borrowing liabilities, including operating lease liabilities and other liabilities, as of September 30, 2025, are not material to the Company's liquidity position as of September 30, 2025.
The Company has other available sources of liquidity to fund unforeseen liquidity requirements. These include borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At September 30, 2025, our liquid assets, which include investments and loans maturing within a year, were $1.16 billion. Our funds available for borrowing under our existing lines of credit based on loans currently pledged and investments available to be pledged as collateral were $580.2 million. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient for the foreseeable future.
As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 “Financial Statements” of this report, net cash provided by operating activities was $104.8 million for the first nine months of 2025, primarily due to net proceeds from the sale of loans held for sale and cash provided by net income, which was only partially offset by cash used in connection with the origination of loans held for sale. Net cash used by investing activities was $160.4 million for the same period, primarily due to an increase in loans and purchased receivables which were only partially offset by maturities and calls of available for sale securities. Net cash provided by financing activities in the first nine months of 2025 was $205.5 million, primarily due to increases in deposits which were only partially offset by cash dividends paid to shareholders.
Throughout our history, the Company has periodically repurchased for cash a portion of its shares of common stock in the open market. At September 30, 2025, there are no shares remaining under the repurchase program, and we did not repurchase any shares in the first, second, or third quarters of 2025. The Company currently has no plans to repurchase shares of its common stock in 2025.

Capital Requirements and Ratios
    We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of September 30, 2025, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

    The table below illustrates the capital requirements in effect for the periods noted for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain capital ratios for the Bank in 2025, exceeding the FDIC’s requirements for the “well-capitalized” classification. The capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering completed in the fourth quarter of 2005 is included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our financial statements. The trust preferred securities are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $10 million more in regulatory capital than the Bank at September 30, 2025, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

September 30, 2025
Total risk-based capital	8.00%	10.00%	11.56%	10.75%
Tier 1 risk-based capital	6.00%	8.00%	10.63%	9.82%
Common equity tier 1 capital	4.50%	6.50%	10.26%	9.82%
Leverage ratio	4.00%	5.00%	8.66%	7.95%

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

Our critical accounting estimates are described in detail in Part II. Item 7, Management’s Discussion and Analysis, and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the valuation techniques or assumptions within the models that affect our estimates during the first, second or third quarters of 2025.

Allowance for Credit Losses Policy: Management performs a hypothetical sensitivity analysis of our ACL quarterly to understand the impact of a change in a key input on our ACL. As of September 30, 2025, if the four-quarter U.S. unemployment rate forecast had been approximately 5% higher and the four-quarter annualized growth rate in the U.S. Gross Domestic Product had been approximately 29% lower, our ACL for loans would have increased $620,000, or 3%. As of September 30, 2025, if the four-quarter national unemployment rate forecast had been approximately 29% higher and the four-quarter annualized growth rate in the U.S. Gross Domestic Product had been approximately 50% higher, which represents management's estimate of long-term mean rates for these economic factors, our ACL for loans would have increased $1.4 million, or 6%. As of September 30, 2025, if the estimated prepayment and curtailment rates are doubled (with a maximum rate of 100%), our ACL for loans would have decreased $2.0 million, or 9%. As of September 30, 2025, if the estimated prepayment and curtailment rates are cut in half, our ACL for loans would have increased $1.5 million, or 7%. These sensitivity analyses include the impact to both the quantitative and qualitative components of our ACL. Changes in quantitative inputs and qualitative loss factors may not occur in the same direction or magnitude across all segments of our loan portfolio and deterioration in some quantitative inputs and qualitative loss factors may offset improvement in others. This sensitivity analysis does not represent a change to our expectations of the economic environment but provides a hypothetical result to assess the sensitivity of the ACL to a change in a key input. This sensitivity analysis does not incorporate changes to management’s judgment of qualitative loss factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Our assessment of market risk as of September 30, 2025 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of September 30, 2025, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Part I. Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as updated by the Company's periodic filings with the SEC. These risk factors have not changed materially as of September 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) There were no stock repurchases by the Company during the three-month period ending September 30, 2025.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

3.1	Articles of Amendment of Northrim BanCorp, Inc. dated August 21, 2025 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2025).
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page for the Company's Quarterly Report on 10-Q for the quarter ended September 30, 2025 - formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NORTHRIM BANCORP, INC.

October 27, 2025	By	/s/ Michael G. Huston
Michael G. Huston
President, Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

October 27, 2025	By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)