Form 10-K
period 2025-12-31
NORTHRIM BANCORP INC
filed 2026-03-06
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K
(Mark One)
☑    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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
(907) 562-0062
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.25 par value	The NASDAQ Stock Market, LLC
(Title of Class)	(Name of Exchange on Which Listed)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in this filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       ☐ Yes  ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $496,019,071.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 22,127,970 shares of Common Stock, $0.25 par value, as of March 6, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement on Schedule 14A, relating to the registrant’s annual meeting of shareholders to be held on May 28, 2026, are incorporated by reference into Part III of this Form 10-K.

PART I

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of Northrim BanCorp Inc.’s style of banking, and the strength of the local economy in which we operate. All statements other than statements of historical fact, including statements regarding industry prospects, and future results of operations or financial position, made in this report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements, are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: descriptions of Northrim’s financial condition, results of operations, asset based lending volumes, asset and credit quality trends and profitability; the ability of Northrim to execute its business plans; potential further increases in interest rates; the value of securities held in our investment portfolio; impact of the results of government initiatives on the regulatory landscape, natural resource extraction industries, and capital markets; the impact of prolonged government shutdowns; the impact of declines in the value of commercial and residential real estate markets, high unemployment rates, tariffs, inflationary pressures and slowdowns in economic growth; changes in banking regulation or actions by bank regulators; potential further increases in inflation, supply-chain constraints, and potential geopolitical instability, including the wars in Iran and Ukraine; financial stress on borrowers (consumers and businesses) as a result of higher rates or an uncertain economic environment; the general condition of, and changes in, the Alaska economy; our ability to maintain or expand our market share or net interest margin; the sufficiency of our allowance for loan losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to current expected credit losses accounting guidance; our ability to maintain asset quality; our ability to implement our marketing and growth strategies; our ability to identify and address cyber-security risks, including security breaches, “denial of service attacks,” “hacking,” identity theft, and increased cyber threats due to artificial intelligence; disease outbreaks; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. In addition, there are risks inherent in the banking industry relating to collectability of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Item 1A. Risk Factors, and in our filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

ITEM 1.            BUSINESS
    In this document, please note that references to "we", "our", "us", or the "Company" mean Northrim BanCorp, Inc. and its subsidiaries, unless the context suggests otherwise.
General
    We are a publicly traded bank holding company headquartered in Anchorage, Alaska. The Company’s common stock trades on the Nasdaq Global Select Stock Market (“NASDAQ”) under the symbol, “NRIM.” The Company is regulated by the Board of Governors of the Federal Reserve System, (the “FRB”). We began banking operations in Anchorage in December 1990, and formed the Company as an Alaska corporation in connection with our reorganization into a holding company structure; that reorganization was completed effective December 31, 2001. The Company has grown to be the third largest commercial bank in Alaska in terms of deposits, with $2.8 billion in total deposits and $3.3 billion in total assets at December 31, 2025.
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

    The Company has three direct wholly-owned subsidiaries:
•Northrim Bank (the “Bank”), a state chartered, full-service commercial bank headquartered in Anchorage, Alaska. The Bank is regulated by the Federal Deposit Insurance Corporation (the “FDIC”) and the State of Alaska Department of Commerce, Community and Economic Development, Division of Banking and Securities (the “Division”). The Bank has 20 branch locations throughout the State of Alaska. We operate in Washington State through Northrim Funding Services (“NFS”), a division of the Bank started in 2004 engaged in the factoring business. We offer a wide array of commercial and consumer loan and deposit products, investment products, and electronic banking services over the Internet;
•Northrim Investment Services Company (“NISC”) was formed in November 2002. Through NISC, we own 21% of the total outstanding equity interest in Pacific Wealth Advisors, LLC (“PWA”), an investment advisory, trust, and wealth management business located in Seattle, Washington. PWA is a holding company that owns Pacific Portfolio Consulting, LLC and Pacific Portfolio Trust Company. PWA sold all of its operating assets in 2025, including all of the assets of Pacific Portfolio Consulting, LLC and all of its interest in Pacific Portfolio Trust Company;
•Northrim Statutory Trust 2 (“NST2”), an entity that we formed in December 2005 to facilitate a trust preferred securities offering by the Company.
    The Bank has four direct wholly-owned subsidiaries:
•Residential Mortgage, LLC (“RML”) originates 1-4 family residential mortgages, most of which are sold to the secondary market. In connection with internal restructuring of the Bank's subsidiaries, the legacy intermediate holding companies Northrim Capital Investments Co. and Residential Mortgage Holding Company, LLC were voluntarily dissolved in 2025.
•SCF provides factoring, asset based lending and alternative working capital solutions to small and medium sized enterprises in the United States and, through its affiliates in Canada and the United Kingdom. SCF holds a 100% interest in Sallyport Commercial Finance CAN, LLC, a holding company, and a 40% interest in Sallyport Commercial Finance LTD, located in the United Kingdom. Sallyport Commercial Finance CAN, LLC, holds a 100% interest in Sallyport Commercial Finance ULC, located in Canada.
•Northrim Building, LLC (“NBL”) owns and operates the Company’s main office facility at 3111 C Street in Anchorage.
•Northrim Building LO, LLC owns and operates the Company’s community branch facilities at 2270 E. 37th Avenue in Anchorage and 2491 Tongass Avenue in Ketchikan.
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
    Our strategy is one of value-added growth. Management believes that calculated, sustainable organic and inorganic market share growth coupled with good asset quality, an appropriate core deposit and capital base, operational efficiency, diversified sources of other operating income, and consistent profitability are the most appropriate means of increasing shareholder value.

    Our business strategy emphasizes commercial lending products and services through relationship banking with businesses and professional individuals in our Community Banking segment, mortgage origination and sale, mortgages held for investment, and mortgage servicing activities through our Mortgage Banking segment, and factoring, asset based lending, and alternative working capital lending through our Specialty Finance segment. Our experienced senior management team is intimately involved with serving customers and making credit decisions, all of which are made in Alaska for our Community Banking segment, allowing us to compete more favorably with larger competitors for business lending relationships. Our business strategy also emphasizes the origination of a variety of home mortgage loan products, most of which we sell to the secondary market. We retain servicing for home mortgages that we originate and sell to the Alaska Housing Finance Corporation (“AHFC”). We believe that there is opportunity to increase the Company’s loan portfolio, particularly in the commercial portion of the portfolio, in the Company’s current market areas through existing and new customers. In addition to lending products, in many cases commercial customers also require multiple deposit and affiliated services that add franchise value to the Company. We believe that these strategies will continue to benefit the Company in 2026, and we intend to continue to grow our balance sheet through increasing our market share.
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
The Company strives to continuously evaluate our human capital polices for improvement and alignment with current best practices. In the last several years, the Company added the Juneteenth National Independence Day and Indigenous People's Day to our lineup of paid holidays for employees. The Company also enhanced its paid parental leave program for employees following the birth of a child or the placement of a child in connection with an adoption, and increased base wages for all Bank employees below the level of Senior Vice President. In 2024, the Company overhauled employee healthcare options for employees that included new benefit plans that provided additional coverage options. This included a new essential care option at no cost for employee only coverage. Beginning in 2025, the Company increased its 401(k) match for Bank employees to 100% of employee deferrals up to 6% annually. Effective July 1, 2025, the Company increased its sick leave benefit to an accrual of 1 hour for every 30 hours worked, up to a maximum of 56 hours per year.
Approximately 40% of the Company's employees are working remotely as of December 31, 2025 either on a full- or part-time basis, including employees that work remotely part-time and work in the office part-time, which we refer to as a "hybrid" work from home arrangement. We also offer our employees other flexible work options, such as variable work hours, condensed workweeks and part-time hours. There have been no material impacts to our operations due to the increase in these alternative working arrangements, and we are pleased to provide our employees with more flexibility to accommodate their needs. In addition, Northrim provides for a strong work/life balance, including generous paid time off and paid parental leave.
Employee Profile
    We consider our relations with our employees to be highly satisfactory.  We had 516 full-time equivalent employees at December 31, 2025. None of our employees are covered by a collective bargaining agreement.  Of the 516 full-time equivalent employees, 332 were Community Banking employees, 154 were Home Mortgage Lending employees, and 30 were Specialty Finance employees.
Among the Company's full-time equivalent employees as of December 31, 2025, 63% identify as women and 37% as men. Approximately 35% of the workforce identify as a member of a racial minority, 6% identify as individuals with a disability, and 2% identify as veterans. In executive and senior management positions, 33% identify as women and 67% as men as of December 31, 2025. Approximately 7% of those in executive and senior management positions identify as a member of a racial minority, 13% identify as individuals with a disability, and 3% identify as veterans.
Workplace Practices
We support and cultivate an open and respectful environment where everyone can actively contribute, have equal access to opportunities and resources, be themselves, and realize their potential. This is reflected in our policies, which encourage individual values, strengths and protections to provide equality for all in the workplace and are reinforced through our annual anti-harassment training. As an Equal Opportunity Employer, we emphasize inclusion through hiring and compensation practices and consider a pool of diverse candidates for open positions and internal advancement opportunities and treat all our applicants with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability or protected veteran status. To address issues related to pay discrimination, we do not ask potential candidates about their current or previous compensation during the hiring process, and we incorporate equal and fair pay reviews into every employment compensation decision.
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
    Deposit Services: Our deposit services include business and personal noninterest-bearing checking accounts and interest-bearing time deposits, checking accounts, savings accounts, and individual retirement accounts.  Our interest-bearing accounts generally earn interest at rates established by management in accordance with management’s deposit growth strategy.
Several of our deposit services and products are:
•A specialized business checking account customized to account activity;
•A money market deposit account;

•A “Jump-Up” certificate of deposit (“CD”) that allows additional deposits with the opportunity to increase the rate to the current market rate for a similar term CD;
• An 'Alaska Savings' account meant for higher balances with added flexibility;
•A Bank-On certified consumer checking account;
•IntraFi® Network Deposits℠ and business sweep;

•Consumer online banking, mobile app, and mobile deposit;
•Business online banking, business mobile app, and business mobile deposit; and
•Instantly issued debit cards for business and consumer accounts at account opening.
    Other Services: In addition to our traditional deposit and lending services, we offer our customers several convenience services: Mobile Web and Mobile APP Banking, consumer online account opening, Personal Finance, Online Documents, Consumer Debit Cards, Business Debit Cards, retail lockbox services, card controls, Consumer Credit Cards, Business Credit Cards, Corporate Purchase Cards, Integrated Payables, home equity advantage access cards, telebanking, and automated teller services.  Other services include personalized checks at account opening, overdraft protection from a savings account, commercial drive-up banking at many locations, automatic transfers and payments, Zelle (a peer-to-peer payment functionality), external transfers, Bill Pay, wire transfers, direct payroll deposit, electronic tax payments, Automated Clearing House origination and receipt, remote deposit capture, account reconciliation and positive pay, merchant services, cash management programs and sweep options to meet the needs of business customers, annuity products, and long term investment portfolios.
    Significant Business Concentrations: No individual or single group of related accounts is considered material in relation to our total assets or total revenues, or to the total assets, deposits or revenues of the Bank, or in relation to our overall business. Based on classification by North American Industry Classification System ("NAICS"), there are no segments or loan classifications that exceed 10% of portfolio loans, except for real estate (see Note 6, Loans and Credit Quality, of the Notes to Consolidated Financial Statements included in Part II. Item 8 of this report for a breakout of real estate loans). The Company has $767.6 million non-owner occupied commercial real estate loans as of December 31, 2025 of which 21% are apartments, 13% are retail centers, 13% are office class A or B, 12% are hotels, 10% are office / warehouse, 6% are mini warehouse and self-storage, 6% are warehouse, and 19% are other.
In addition to its review of NAICS codes, the Company has also identified concentrations in various industries that may be adversely impacted by a potential future health pandemic and a decline in oil prices. We estimate that as of December 31, 2025 the Company had $145.5 million, or 6% of total portfolio loans, in the Healthcare sector; $137.2 million, or 6% in the Accommodations sector; $117.6 million, or 5% of portfolio loans, in the Tourism sector; $97.9 million, or 4% in Retail loans; $89.2 million, or 4% of portfolio loans, in the Aviation (non-tourism) sector; $64.6 million, or 3% in the Restaurants and Breweries sector; and $57.6 million, or 2% in the Fishing sector. Additionally, approximately 20% of our loan portfolio at December 31, 2025 is attributable to 28 large borrowing relationships. Large borrowing relationships are defined as loan relationships with an aggregate commitment amount greater than or equal to 50% of the Bank's Legal Lending Limit to one borrower. Moreover, our business activities are currently focused primarily in the state of Alaska. Consequently, our results of operations and financial condition are dependent upon the general trends in the Alaska economy and, in particular, the residential and commercial real estate markets in Anchorage, Juneau, Fairbanks, the Matanuska-Susitna Valley, the Kenai Peninsula, and to a lesser extent, Ketchikan, Sitka, Kodiak and Nome.
Alaskans continue to account for substantially all of Northrim’s deposit base. Total deposits were $2.81 billion at December 31, 2025, up 5% from $2.68 billion a year ago. At December 31, 2025, 74% of total deposits were held in business accounts and 26% of deposit balances were held in consumer accounts. Northrim had approximately 34,000 deposit customers with an average balance of $62,000 as of December 31, 2025. Northrim had 32 customers with balances over $10 million as of December 31, 2025, which accounted for $707.8 million, or 25%, of total deposits.

    Home Mortgage Lending
    Lending Services: The Company originates 1-4 family residential mortgages through RML, most of which we sell to the secondary market. Of the 1-4 family residential mortgages originated by the Company in 2025, 74% were located in Alaska. Residential mortgage choices include several products from AHFC including first-time homebuyer, veteran's and rural community programs; Federal Housing Authority, or "FHA" loans; Veterans Affairs, or "VA" loans; and various conventional mortgages. The Company retains servicing rights on loans sold to AHFC since implementing a loan servicing program in July 2015. The Company also originates loans funded for investment, including adjustable rate mortgages, a second home product, jumbo loans, and extended locks which are retained as consumer loans in the Company's loan portfolio.
Specialty Finance
    Purchase of accounts receivable, asset based lending, and alternative working capital solutions:  We provide short and medium-term working capital to customers in Alaska, multiple states in the continental United States, and to a lessor extent in Canada and the United Kingdom through affiliates of SCF by purchasing their accounts receivable and by providing asset based lending and other alternative working capital products through our Specialty Finance segment, which includes activities at NFS and SCF. Our mission is to provide access to capital through tailored funding solutions to fuel growth and provide entrepreneurs opportunities to create value. We believe that business activities in this segment will generate profitability, including through periods of macroeconomic disruption, by cultivating relationships with an approach based on a thorough understanding of each of our customers' business operations, opportunities, and challenges. These activities are guided by policies that outline risk management, documentation, and approval limits.

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
Recent Economic Developments
While the Alaska Department of Labor has not updated statistics since mid 2025 due to the federal government shutdown, they did publish their monthly magazine Alaska Economic Trends in January of 2026. State Labor Economist Karinne Wiebold said, “we forecast the state will add 3,000 jobs this year – just under 1 percent growth – with oil and gas, health care, construction and transportation contributing to that increase.” The main drivers outlined in the forecast were the Pikka and Willow oil fields; high gold prices with the new Manh Choh mine producing its first bar in 2024; increased military spending; and stabilized fisheries and tourism markets.
Alaska’s seasonally adjusted personal income was $59.4 billion in the second quarter of 2025 according to the Federal Bureau of Economic Analysis (“BEA”). Alaska had an annualized improvement of 9.7% in the first quarter and 5% in the second quarter of 2025. This is compared to the national average of 6.4% in the first quarter and 5.5% in the second quarter of 2025. Alaska enjoyed an annual personal income improvement of 5.8% in 2024 compared to the U.S. increase of 5.6%. Per capita personal income in Alaska is now estimated at $80,208 according to the BEA, ranking it 12th highest of the 50 U.S. states.

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

According to the U.S. Bureau of Labor Statistics, the Consumer Price Index (“CPI”) for the U.S. increased 2.7% between December of 2024 and December of 2025. In Alaska, the rate of increase was lower at 1.9% for the same time period. The largest increases in Alaska since August of 2025 came from Motor Fuel (+6.5%), Apparel (+6.5%), Housing (+3.4%), and Food and beverage (+2.9%). Slower increases or declining costs in Recreation (+2%), Education (+0.7%), and Transportation (-5.3%), helped moderate inflationary pressures in Alaska relative to the U.S in 2025.

The monthly average price of Alaska North Slope (“ANS”) crude oil has ranged between $76.39 a barrel in January of 2025 and $62.70 in December. The Alaska Department of Revenue (“DOR”) calculated ANS crude oil production was 468 thousand barrels per day (“bpd”) in Alaska’s fiscal year ending June 30, 2025. In the Fall 2025 Revenue Forecast published December 19, 2025, the DOR expects production to average 457 thousand bpd in fiscal year 2026 and 518 thousand bpd in fiscal year 2027. Over the next decade it is expected to continue to grow to 621 thousand bpd, or 33% by fiscal year 2036. This is primarily a result of new production coming on-line in and around the NPR-A region west of Prudhoe Bay. A partnership between Santos and Repsol is constructing the new Pikka field and ConocoPhillips is developing the large new Willow field. There are also several smaller new fields in Alaska’s North Slope that are contributing to the State of Alaska’s production growth estimate.

The Alaska Permanent Fund is seeded annually by the oil wealth the State continues to save each year and has grown significantly over 40 years of successful investment. As of November 30, 2025 the fund’s value was $85.75 billion. According to the DOR it is scheduled to contribute $3.8 billion to Alaska’s General Fund in fiscal year 2026 and $4 billion in fiscal year 2027 for general government spending and to pay the annual dividend.

According to the Alaska Multiple Listing Services, the average sales price of a single-family home in Anchorage rose 4.4% in 2025 to $532,301, following an increase of 6.2% in 2024 and 5.2% in 2023. This was the eighth consecutive year of price increases in the Anchorage market.

The average sales price for single family homes in the Matanuska Susitna Borough rose 6.6% in 2025 to $440,237, after climbing 3.8% in 2024 and 4% in 2023. This continues a trend of average price increases for more than a decade in the region. These two markets represent where the vast majority of the Bank’s residential lending activity occurs.

The Alaska Multiple Listing Services reported a 0.6% decrease in the number of units sold in Anchorage when comparing 2025 to 2024. There were 2,222 homes sold in 2025 and 2,235 sold in 2024. Last year there were 1,764 homes sold in the Matanuska Susitna Borough, compared to 1,632 in 2024, an increase of 8.1%.

A material portion of our loans at December 31, 2025, were secured by real estate located in greater Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast Alaska. In 2025, 26% of our revenue was derived from the residential housing market in the form of loan fees and interest on mortgage loans, interest and fees on residential construction and land development loans, gains on the sale or mortgage loans, and mortgage servicing income as compared to 31% and 24% in 2024 and 2023, respectively. Real estate values generally are affected by economic and other conditions in the area where the real estate is located, fluctuations in interest rates, changes in tax and other laws, and other matters outside of our control. A decline in real estate values in the greater Anchorage, Matanuska-Susitna Valley, Fairbanks, and Southeast Alaska areas could significantly reduce the value of the real estate collateral securing our real estate loans and could increase the likelihood of defaults under these loans.

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
    The oil industry plays a significant role in the economy of Alaska, but revenues for the State of Alaska are less dependent on the oil industry than they have been historically due to the implementation of a percent of market value (“POMV”) concept that has balanced and created more certainty in state revenue streams. Part of the POMV concept creates an allocation of a portion of investment earnings to unrestricted revenue instead of restricted revenue. According to the DOR, in 2025 and 2024, investment earnings allocated from the Alaska Permanent Fund under the POMV represented $3.8 billion, or 60%, and $3.7 billion, or 55%, respectively, of unrestricted State revenues. As of December 31, 2025, Alaska's Constitutional Budget Reserve was $2.9 billion and the Alaska Permanent Fund had a balance of $86.3 billion.  Investment revenue generated by the Alaska Permanent Fund is also used to pay an annual dividend to every eligible Alaskan citizen.
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
    We believe our exposure to the tourism industry diversifies the Company's customer base in the long-term. We believe this helps mitigate the effect that a decline in natural resource industries, specifically the oil industry, in Alaska would have on the Company's operations. Southeast Alaska is the primary destination for cruise ships that visit Alaska. Based on information from Rain Coast Data, over one million cruise ship tourists have visited Southeast Alaska annually in recent years, including 1.7 million in 2023 and 1.2 million in 2022. Additionally, the Cruise Lines International Association has reported that 1.7 million cruise ship visitors visited Southeast Alaska in 2024 and 2025.

    Alaska’s residents are not subject to any state income or state sales taxes.  For over 40 years, Alaska residents have received annual distributions payable in October of each year from the Alaska Permanent Fund Corporation, which is supported by royalties from oil production and earnings from its investments.  The distribution was $1,000 per eligible resident in 2025 for an aggregate distribution of approximately $619.6 million. The Anchorage Economic Development Corporation estimates that, for most Anchorage households, distributions from the Alaska Permanent Fund Corporation exceed other Alaska taxes to which those households are subject.
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
    As our industry becomes increasingly dependent on and oriented toward technology-driven delivery systems, permitting transactions to be conducted electronically, non-bank institutions are able to attract funds and provide lending and other financial services even without offices located in our primary service area. Some insurance companies and brokerage firms compete for deposits by offering rates that are higher than may be appropriate for the Company in relation to its asset and liability management objectives.  However, we offer a wide array of deposit products and services and believe we can compete effectively through relationship based pricing and effective delivery of “Superior Customer First Service”. We also compete with full service investment firms for non-bank financial products and services through retail investment advisory services and annuity investment products that we offer through a third-party vendor.
    Currently, there are seven commercial banks operating in Alaska. At June 30, 2025, the date of the most recently available information from the FDIC, the Bank had approximately a 18% share of the Alaska bank deposits, 20% in the Anchorage area, 23% in Juneau, 22% in Matanuska-Susitna, 22% in Sitka, 14% in Fairbanks, 14% in the Kenai Peninsula, 64% in Nome, 9% in Ketchikan, and 8% in Kodiak.
    The following table sets forth market share data for the banks having a presence in Alaska as of June 30, 2025, the most recent date for which comparative deposit information is available.

Financial institution	Number of branches	Total deposits (in thousands)	Market share of total bank deposits
Northrim Bank(1)	20	$2,812,725	17.5%
Wells Fargo Bank Alaska(1)	37	6,771,111	42.2%
First National Bank Alaska(1)	27	3,586,204	22.4%
Key Bank(1)	10	1,092,955	6.8%
First Bank(1)	9	798,785	5.0%
Mt. McKinley Bank(1)	5	519,136	3.2%
Denali State Bank(1)	5	463,259	2.9%
Total bank branches	113	$16,044,175	100%
 (1) FDIC Summary of Deposits as of June 30, 2025.

Supervision and Regulation
General

Federal and state banking laws impose a comprehensive system of supervision, examination, regulation, and enforcement on the operations of insured banks and their holding companies. Supervision and regulation of banks, their holding companies, and affiliates is intended primarily for the protection of depositors and customers, the Deposit Insurance Fund (the “DIF”) of the FDIC, and the U.S. banking and financial system, rather than holders of our capital stock. As a result, our growth, earnings performance, and operations may be affected by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Division, the FDIC, the FRB, and the Consumer Financial Protection Bureau (the "CFPB"). Furthermore, tax laws administered by the U.S. Internal Revenue Service (“IRS”) and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the U.S. Securities and Exchange Commission (“SEC”) and state securities authorities, anti-money laundering laws enforced by the Treasury Department, and U.S. Small Business Administration (“SBA”) regulations with respect to small business loans, have an impact on our business. These statutes, regulations, and policies are continually under the review of the United States Congress and state legislatures, as well as federal and state regulatory agencies, and the nature and extent of future legislative, regulatory, or other developments affecting financial institutions are impossible to predict with any certainty. Any change in the statutes, regulations or regulatory policies applicable to us, including changes in their interpretation, expectations or implementation, could have a material effect on our business and operations.

The following is a summary of material elements of the regulatory and supervisory framework applicable to the Company, the Bank and their subsidiaries. It does not describe all of the statutes, regulations, and regulatory policies that apply, nor does it provide complete summaries of the statutes, regulations, and policies referenced therein.

Supervision and Regulation of the Company

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “BHC Act”) registered with and subject to examination by the FRB. Federal law subjects bank holding companies, such as the Company, to restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. Violations of laws and regulations, or other unsafe and unsound practices, may result in regulatory agencies imposing fines, penalties, or cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees, and other parties participating in the affairs of a bank or bank holding company. The Company is also subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act of 1934”), including certain requirements under the Sarbanes-Oxley Act of 2002.

Source of Strength

Under longstanding FRB policy and under the Dodd-Frank Act, a bank holding company is required to act as a source of financial strength for its subsidiary bank. The Company could be required to commit resources to its subsidiary bank in circumstances where it might not do so, absent such requirement.

Notice and Approval Requirements Related to Control, Investments, and Activities

Bank holding companies, such as the Company, are subject to a variety of restrictions on the activities in which they can engage and the acquisitions they can make. The activities or acquisitions of bank holding companies, such as the Company, that are not financial holding companies, are limited to those which constitute banking, managing or controlling banks or which are closely related activities. A bank holding company is required to obtain the prior approval of the FRB for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Nonbank acquisitions and activities of a bank holding company are also generally limited to the acquisition of up to 5% of the outstanding shares of any class of voting securities of a company unless the FRB has previously determined that the nonbank activities are closely related to banking, or prior approval is obtained from the FRB. Before approving any such transaction, the FRB is required by the BHC Act to consider a number of factors, including the transaction’s competitive impact, the financial and managerial resources and future prospects of the bank holding companies and banks concerned, the convenience and needs of the community to be served, and the effectiveness of the parties in combating money laundering activities.

Provisions of the Bank Merger Act impose similar approval standards for an insured depository institution to merge with another insured depository institution or a non-insured institution. On September 17, 2024, the FDIC finalized changes to its Statement of Policy on Bank Merger Transactions (the “Policy Statement”), which outlines factors that the FDIC will consider when evaluating a proposed bank merger transaction. Also on September 17, 2024, the United States Department of Justice (the “DOJ”) withdrew its 1995 Bank Merger Guidelines and announced that it will instead evaluate the competitive impact of bank mergers using its 2023 Merger Guidelines that the DOJ applies to mergers in all industries. Compared to the 1995 Bank Merger Guidelines, the 2023 Merger Guidelines set forth more stringent concentration limits and add several largely qualitative bases on which the DOJ may challenge a merger. While the effect of these changes for particular transactions remains unclear, both the Policy Statement and the change in the DOJ’s bank merger antitrust policy may make it more difficult and/or costly for us to obtain regulatory approval for an acquisition or otherwise result in more onerous conditions to obtain approval for an acquisition.

The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), permits us to acquire a bank located in any other state, regardless of state law to the contrary, subject to certain deposit percentage, aging requirements, and other restrictions. The Riegle-Neal Act also generally permits national- and state-chartered banks to branch interstate through acquisitions of banks in other states. Bank holding companies must be “well-capitalized” and “well-managed” to obtain federal bank regulatory approval of an interstate acquisition without regard to state law prohibiting the transaction.

The BHC Act also generally requires FRB approval for a bank holding company’s acquisition of a company that is not an insured depository institution. Bank holding companies generally may engage, directly or indirectly, only in managing or controlling banks, and such other activities as are determined by the FRB to be closely related to banking, and certain other permissible nonbanking activities. Bank holding companies generally must notify the FRB before acquiring a company that is not an insured depository institution or engaging in a permissible nonbanking activity, and the FRB considers several factors in reviewing such a notice. The FRB may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity, or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

Certain acquisitions of our voting stock may be subject to regulatory approval or notice under federal law. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our stock in excess of the amount that can be acquired without regulatory approval under the Change in Bank Control Act and the BHC Act, which prohibit any person or company from acquiring control of the Company without, in most cases, the prior written approval of the FRB.

Capital Adequacy

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

Both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5% as well as a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. In addition to the preceding requirements, both the Company and the Bank are required to have a “conservation buffer,” consisting of common equity Tier 1 capital, which is at least 2.5% above each of the preceding common equity Tier 1 capital ratio, the Tier 1 risk-based ratio and the total risk-based ratio. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. In addition, insured depository institutions such as the Bank, unlike bank holding companies, are subject to further capital requirements to be deemed “well-capitalized” under the prompt corrective action provisions of the Rules and implementing regulations of the federal banking agencies, as described in the section entitled “—Supervision and Regulation of the Bank—Prompt Corrective Action” below

The Rules set forth the manner in which certain capital elements are determined, including but not limited to, requiring certain deductions related to mortgage servicing rights and deferred tax assets. The Rules permit certain holding companies, including the Company, to continue to include trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, generally up to 25% of other Tier 1 capital.

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

Payment of Dividends and Stock Repurchases

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

In August 2022, the Inflation Reduction Act of 2022 was enacted, which among other things, imposed a one percent excise tax on publicly traded U.S. corporations for the fair market value of stock repurchased after December 31, 2022. With certain exceptions, the value of stock repurchased is net of stock issued in the year, including those issued pursuant to share-based compensation programs.

Supervision and Regulation of the Bank

The Bank is an Alaska-state chartered commercial bank and is subject to examination, supervision, and regulation by the Division. The FDIC insures the Bank’s deposits and also examines, supervises, and regulates the Bank. The Bank is required to file periodic reports with the FDIC and the Division and is subject to periodic examinations and evaluations by those regulatory authorities. Almost every area of the operations and financial condition of the Bank is subject to extensive regulation and supervision and to various requirements and restrictions under federal and state law, including loans, reserves, investments, issuance of securities, establishment of branches, capital adequacy, liquidity, earnings, dividends, management practices, and the provision of services. These regulations include limitations on the ability of the Bank to pay dividends to the Company, numerous federal and state consumer protection laws imposing requirements on the making, enforcement, and collection of consumer loans, and restrictions on and regulation of the sale of mutual funds and other uninsured investment products to customers.

Safety and Soundness

The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions such as the Bank. Among other things, applicable federal and state statutes and regulations which govern a bank’s activities relate to minimum capital requirements, required reserves against deposits, investments, loans, legal lending limits, mergers and consolidations, borrowings, issuance of securities, payment of dividends, establishment of branches and other aspects of its operations. The Division and the FDIC also have authority to prohibit banks under their supervision from engaging in what they consider to be unsafe or unsound practices.

Dividends

Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. Under Alaska law, the Bank is not permitted to pay or declare a dividend in an amount greater than its undivided profits. The FDIC or the Division could also take the position that paying a dividend would constitute an unsafe or unsound banking practice. In addition, recent capital rules may affect the Bank's ability to pay dividends to the Company.

FDIC Insurance Assessments

The FDIC provides insurance coverage for certain deposits held by the Bank through the DIF, which the FDIC maintains by assessing depository institutions an insurance premium. The Bank is assessed deposit insurance premiums by the FDIC using a risk-based assessment rate and an adjusted average total assets. A depository institution’s deposit insurance may be terminated by the FDIC upon a finding that the institution’s financial condition is unsafe or unsound, or that the institution has engaged in unsafe or unsound practices, or has violated any applicable rule, regulation, or order or condition enacted or imposed by a regulatory agency. In the liquidation or other resolution of a failed insured depository institution, claims for administrative expenses (including certain employee compensation claims) and deposits are afforded a priority over other general unsecured claims, including non-deposit claims, and claims of a parent company such as the Company. Such priority creditors would include the FDIC, which succeeds to the position of insured depositors to the extent it has made payments to such depositors.

FDIC insurance coverage is funded by the FDIC's assessment on insured depository institutions like the Bank and FDIC's annual base assessment rates are currently between 2.5 and 42 basis points on the depository institution's quarterly average consolidated total assets minus average tangible equity. Base assessment rates for banks vary depending on whether a depository institution is small or large and highly complex per FDIC's definition. In deriving the base assessment rate, the FDIC applies financial ratios, scorecards, and other financial measures to determine a bank's ability to withstand financial stress.

In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning with the first quarterly assessment period of 2023. The increased assessment is expected to improve the likelihood that the DIF reserve ratio would reach the statutory minimum of 1.35% by the statutory deadline prescribed under the FDIC's amended restoration plan. The FDIC has indicated that the new assessment rate schedules will remain in effect until the DIF reserve ratio meets or exceeds 2 percent.

Dodd-Frank Act

The Dodd-Frank Act significantly modified and expanded the legal and regulatory requirements imposed on banks and other financial institutions. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance coverage to $250,000 per depositor and deposit insurance assessments paid by the Bank are now based on the Bank’s total assets. Other Dodd-Frank Act changes include: (i) tightened capital requirements for the Bank and the Company; (ii) new requirements on parties engaged in residential mortgage origination, brokerage, lending and securitization; (iii) expanded restrictions on affiliate and insider transactions; (iv) enhanced restrictions on management compensation and related governance procedures; (v) creation of a federal CFPB with broad authority to regulate consumer financial products and services; and (vi) restrictions and prohibitions on the ability of banking entities to engage in proprietary trading and to invest in or have certain relationships with hedge funds and private equity funds.

Restrictions on Lending, Insider Transactions, and Affiliate Transactions

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

Transactions between the Company and the Bank are quantitatively and qualitatively restricted under Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A places restrictions on the Bank's “covered transactions” with the Company, including loans and other extensions of credit, investments in the securities of, and purchases of assets from the Company. Section 23B requires that certain transactions, including all covered transactions, be on market terms and conditions. Federal Reserve Regulation W combines statutory restrictions on transactions between the Bank and the Company with FRB interpretations in an effort to simplify compliance with Sections 23A and 23B.

Regulation O, governs and restricts extensions of credit by a member bank to an executive officer, director, or principal shareholder of the bank and its affiliates. By making these provisions applicable to state non-member banks, the regulations impose these restrictions on the Bank’s purchases or sales of assets from or to insiders of the Bank and the Company. In general, extensions of credit to insiders: (i) may not exceed certain dollar limitations; (ii) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties; and (iii) must not involve more than the normal risk of repayment or present other unfavorable features.

Prompt Corrective Action

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

Management intends to maintain capital ratios for the Bank in 2026 that exceed the FDIC’s requirements for the “well-capitalized” capital requirement classification. The dividends that the Bank pays to the Company will be limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank.

Community Reinvestment Act

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

Anti-Money-Laundering Regulations

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

Consumer Protection Regulations

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

Privacy, Data Protection, and Cybersecurity

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

Supervision and Regulation of SCF

The Bank's subsidiary, SCF, is subject to supervision and regulation by the California Department of Financial Protection and Innovation (the “DFPI”). If the DFPI should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of SCF’s operations are unsatisfactory, or that SCF has violated any law or regulation, various remedies are available to the DFPI.

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
•Fiscal challenges facing U.S. government, including government shutdowns, could negatively impact financial markets which in turn could have an adverse effect on our financial position or results of operations.
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
•Climate change, related legislative and regulatory initiatives, severe weather, natural disasters, and other external events could significantly impact our business.

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

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, inflationary trends, changes in government spending and debt issuances and policies of various governmental and regulatory agencies and, in particular, the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; and (iii) the average duration of our mortgage portfolio and other interest-earning assets. Although the Federal Open Market Committee (“FOMC”) lowered rates slightly in 2025, and as of December 31, 2025, the target range for the federal funds rate had been decreased to 3.50% to 3.75%, it remains uncertain whether the FOMC may return to increase the target range for the federal funds rate to attain a monetary policy sufficiently restrictive to return inflation to more normalized levels, begin to reduce the federal funds rate or leave the rate at its current level for a lengthy period of time.

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

Inflation has continued to be heightened in recent years at levels not seen for over 40 years. Inflationary pressures are currently expected to moderate but continue in 2026. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations increasing our credit risk. Sustained higher interest rates by the FRB may be needed to tame persistent inflationary price pressures, which could push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our regional markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

Operational, Strategic and Business Risks

    Changes and instability in economic conditions, geopolitical matters and financial markets, including a contraction of economic activity, could adversely impact our business, results of operations and financial condition.

Our success depends, to a certain extent, upon global, domestic and local economic and political conditions, as well as governmental monetary policies. Conditions such as changes in interest rates, money supply, levels of employment and other factors beyond our control may have a negative impact on economic activity. Additionally, an open conflict or war across any region, including, but not limited to, the conflict in Iran, could have a material adverse effect on our results of operations. Any contraction of economic activity, including an economic recession, may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. In particular, interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, specifically, the FRB.

The ongoing economic and geopolitical instability increases the risk of an economic recession. Although forecasts have varied, many economists are projecting a modest increase in gross domestic output in 2026, slightly higher unemployment, and moderation of inflation in coming quarters, however, other forecasts indicate that the U.S. economy may be flat. Any such downturn in economic output, especially domestically and in the Alaska and other markets in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.

Current economic conditions in the State of Alaska pose challenges for us and could adversely affect our financial condition and results of operations.

    We are operating in an uncertain economic environment. The pandemic caused a global economic slowdown, and while we have seen economic recovery, continuing supply chain issues, implementation of tariffs, fluctuations in oil prices, labor shortages and inflation risk are affecting the continued recovery. In the longer term, relatively low oil prices are expected to negatively impact the overall economy in Alaska on a larger scale as we estimate that one third of the Alaskan economy is related to oil. Financial institutions continue to be affected by changing conditions in the real estate and financial markets, along with an arduous regulatory climate. Continued economic uncertainty and a recessionary or stagnant economy could result in financial stress on the Bank's borrowers, which could adversely affect our business, financial condition and results of operations. In addition, Alaska is highly dependent on foreign trade, particularly with respect to China, Australia, Japan, and South Korea and uncertain tariff policies may negatively impact foreign trade. Deteriorating conditions in the regional economies of Anchorage, Matanuska-Susitna Valley, Fairbanks, and the Southeast areas of Alaska served by the Company could drive losses beyond that which is provided for in our allowance for credit losses. We may also face the following risks in connection with events:

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
▪
Regulatory changes or limitations on the 8(a) Business Development Program administered by the U.S. Small Business Administration could negatively and disproportionately impact certain of our customers.

    If these conditions or similar ones develop, we could experience adverse effects on our financial condition and results of operations.
    Our concentration of operations in the Anchorage, Matanuska-Susitna Valley, Fairbanks and Southeast areas of Alaska makes us more sensitive to downturns in those areas.
    Substantially all of our business is derived from the Anchorage, Matanuska-Susitna Valley, Fairbanks, Southeast, and Kenai Peninsula areas of Alaska.  The majority of our lending has been with Alaska businesses and individuals. At December 31, 2025, approximately 75% of loans are secured by real estate and 3% are unsecured. Approximately 22% are for general commercial uses, including professional, retail, and small businesses, and are secured by non-real estate assets. Repayment is expected from the borrowers’ cash flow or, secondarily, the collateral. Our exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value. These areas rely primarily upon the natural resources industries, particularly oil production, as well as tourism and government and U.S. military spending for their economic success. In particular, the oil industry plays a significant role in the Alaskan economy.
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
We maintain allowances for credit losses on loans, securities and off-balance sheet credit exposures. The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. As a result, the determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers and securities issuers; new information regarding existing loans, credit commitments and securities holdings; natural disasters and risks related to climate change; and identification of additional problem loans, ratings down-grades and other factors, both within and outside of our control, may require an increase in the allowances for credit losses on loans, securities and off-balance sheet credit exposures. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in credit loss expense or the recognition of further loan charge-offs, based on judgments different than those of management. Furthermore, if any charge-offs related to loans, securities or off-

balance sheet credit exposures in future periods exceed our allowances for credit losses on loans, securities or off-balance sheet credit exposures, we will need to recognize additional credit loss expense to increase the applicable allowance. Any increase in the allowance for credit losses on loans, securities and/or off-balance sheet credit exposures will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our business, financial condition and results of operations.

We are subject to lending concentration risks.
    Approximately 75% of the Bank’s loan portfolio at December 31, 2025, consisted of loans secured by commercial and residential real estate mostly located in Alaska. Additionally, all of the Company's loans held for sale are secured by residential real estate. A slowdown in the residential sales cycle in our major markets and a constriction in the availability of mortgage financing, would negatively impact residential real estate sales, which would result in customers’ inability to repay loans. This would result in an increase in our non-performing assets if more borrowers fail to perform according to loan terms and if we take possession of real estate properties. Additionally, if real estate values decline, the value of real estate collateral securing our loans could be significantly reduced. If any of these effects continue or become more pronounced, loan losses will increase more than we expect and our financial condition and results of operations would be adversely impacted.
Our commercial real estate lending may expose us to increased lending risks.
    Approximately 52% of the Bank’s loan portfolio at December 31, 2025, consisted of commercial real estate loans and 8% consisted of commercial construction, land development and raw land loans. Commercial construction and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to significantly greater risk of loss compared to an adverse development with respect to a consumer loan. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. However, commercial real estate markets have been facing downward pressure since 2022 due in large part to increasing interest rates and declining property values. Accordingly, the federal banking agencies have expressed concerns about weaknesses in the current commercial real estate market and have applied increased regulatory scrutiny to institutions with commercial real estate loan portfolios that are fast growing or large relative to the institutions' total capital. Our failure to adequately implement enhanced risk management policies, procedures and controls could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio. The credit quality of these loans may also deteriorate more than expected which may result in losses that exceed the estimates that are currently included in our allowance for loan losses, which could adversely affect our financial condition and results of operations.

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
Interest rate changes, such as rate increases implemented by the FRB, have in the past, and may in the future, result in lower rate locks and closed loan volume, which may adversely impact the earnings and results of operations of RML. In addition, any increase in interest rates has in the past, and may in the future, materially and adversely affect our future loan origination volume and margins.
Our information systems or those of our third-party vendors may be subject to an interruption or breach in security, including as a result of cyber-attacks.
    The Company’s technologies, systems, networks and software, and those of other financial institutions have been, and are likely to continue to be, the target of cybersecurity threats and attacks, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. With the advent of artificial intelligence, these cybersecurity threats are more sophisticated and prevalent than ever before. These cybersecurity threats and attacks may include, but are not limited to, breaches, unauthorized access, misuse, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may result from human error, fraud or malice on the part of external or internal parties, or from accidental technological failure. Further, to access our products and services our customers may use computers and mobile devices that are beyond our security control systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.
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
    Our customers and employees have been, and will continue to be, targeted by parties using artificial intelligence, fraudulent e-mails and other communications in attempts to misappropriate passwords, payment card numbers, bank account information or other personal information or to introduce viruses or other malware through “trojan horse” programs to our customers’ computers. These communications may appear to be legitimate messages sent by the Bank or other businesses, but direct recipients to fake websites operated by the sender of the e-mail or request that the recipient send a password or other confidential information via e-mail or download a program. Despite our efforts to mitigate these threats through product improvements, use of encryption and authentication technology to secure online transmission of confidential consumer information, and customer and employee education, such attempted frauds against us or our merchants and our third-party service providers remain a serious issue. The pervasiveness of cyber security incidents in general and the risks of cyber-crime are complex and continue to evolve. A portion of our employees are working remotely from their homes, and the continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. In light of several recent high-profile data breaches at other companies involving customer personal and financial information, we believe the potential impact of a cyber security incident involving the Company, any exposure to consumer losses and the cost of technology investments to improve security could cause customer and/or Bank losses, damage to our brand, and increase our costs.
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

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions, such as paying bills and/or transferring funds directly without the assistance of banks. Transactions utilizing digital assets, including cryptocurrencies, stablecoins and other similar assets, have increased substantially over the course of the last several years and are expected to continue following the passage of the GENIUS Act in 2025. Certain characteristics of digital asset transactions, such as agentic artificial intelligence, the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions as illustrated by the current and ongoing market volatility. Accordingly, digital asset service providers, which at present are not subject to the extensive regulation of banking organizations and other financial institutions, have become active competitors for our customers’ banking business. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, an initiative by the CFPB to promote “open and decentralized banking” through the proposal of a Personal Financial Data Rights rule designed to facilitate the transfer of customer information at the direction of the customer to other financial institutions is expected to go into effect in 2026 and could lead to greater competition for products and services among banks and nonbanks alike. The prospects for any such action are uncertain at this time. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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
    Additionally, under our loan servicing program we retain servicing rights on mortgage loans originated by RML and sold to AHFC. If we breach any of the representations and warranties in our servicing agreements with AHFC, we may be required to repurchase any loan sold under this program and record a loss upon repurchase and/or bear any subsequent loss on the loan. We may not have any remedies available to us against third parties for such losses, or the remedies might not be as broad as the remedies available to the AHFC against us.
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
    Our ability to borrow could be impaired by factors that are not specific to us or our region, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry and unstable credit markets. Our access to deposits can be impacted by the liquidity needs of our customers as a substantial portion of our liabilities are demand while a substantial portion of our assets are loans that cannot be sold in the same timeframe. Historically, we have been able to meet its cash flow needs as necessary. As of December 31, 2025, we had 32 customers with balances over $10 million, which accounted for $707.8 million, or 25%, of total deposits. If a sufficiently large number of depositors, or a smaller number of significant depositors, sought to withdraw their deposits for whatever reason, we may be unable to obtain the necessary funding at favorable term.

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

Following the 2024 elections, Republicans control the White House and both Chambers of Congress. As a result, Republicans will be able to set the policy agenda both legislatively and in the regulatory agencies that have rulemaking and supervisory authority over the financial services industry generally and the Bank specifically. Although agendas are expected to vary substantially from the agenda of the prior Democratic administration, congressional committees with jurisdiction over the banking sector may continue to pursue, oversight in a variety of areas, including improving competition in the banking sector and establishing a regulatory framework for digital assets and markets. The prospects for the enactment of major banking reform legislation under the new Congress are unclear at this time.

Moreover, the turnover of the Presidential Administration in 2025 resulted in certain changes in the leadership and senior staffs of the federal banking agencies and the Treasury Department. These changes are likely to continue to impact the rulemaking, supervision, examination and enforcement priorities and policies of the agencies and likely will continue to do so over the next several years. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including the Bank, cannot be predicted at this time.

Fiscal challenges facing the U.S. government, including government shutdowns, could negatively impact financial markets which in turn could have an adverse effect on our financial position or results of operations.

As evidenced by the U.S. government shutdown in November 2025, federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government’s debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to previous U.S. government shutdowns, S&P lowered its long term sovereign credit rating on the U.S. from AAA to AA+. In November 2025, a 43 day shutdown occurred and the potential for further U.S. government shutdowns in 2026 remains. A further downgrade, or a downgrade by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.

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

The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the DIF at a specific level. Historically, unfavorable economic conditions increased bank failures and these additional failures decreased the DIF. In order to restore the DIF to its statutorily mandated minimums the FDIC significantly increased deposit insurance premium rates, including the Bank's. FDIC insurance premiums could increase in the future in response to similar declining economic conditions. The FDIC may continue to increase the assessment rates or impose additional special assessments in the future to restore and then steadily increase the DIF to these statutory target levels. Any increase in the Bank's FDIC premiums could have an adverse effect on its business, financial condition and results of operations.

Accounting, Tax and Financial Risks
Changes in the federal, state, or local tax laws may negatively impact our financial performance.

We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. For example, legislation enacted in 2017, and extended in 2025, resulted in a reduction in our federal corporate tax rate from 35% in 2017 to 21% in 2018, which had a favorable impact on our earnings and capital generation abilities. However, this legislation also enacted limitations on certain deductions, such as the deduction of FDIC deposit insurance premiums, which partially offset the anticipated increase in net earnings from the lower tax rate. Any increase in the corporate tax rate or surcharges that may be adopted by Congress would adversely affect our results of operations in future periods.

In addition, the Bank’s customers experienced and likely will continue to experience varying effects from both the individual and business tax provisions of the One Big Beautiful Bill Act adopted on July 4, 2025 and other future changes in tax law and such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole.

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

During 2025, the Company did not repurchase any shares of common stock. The Board of Directors has not presently authorized any repurchases of its common stock for 2026.

Whether we resume, and the amount and timing of such stock repurchases is subject to capital availability and periodic determinations by our Board of Directors. The Company continues to evaluate the potential impact that regulatory proposals may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, applicable SEC rules, federal and state regulatory restrictions, and various other factors, including the 1% excise tax on repurchases of stock. In addition, the amount we spend and the number of shares, if any, we are able to repurchase under our stock repurchase program may further be affected by a number of other factors, including the stock price and blackout periods in which we are restricted from repurchasing shares. Our stock repurchases may change from time to time, and we cannot provide assurance that we will continue to repurchase stock in any particular amounts or at all. A reduction in or elimination of our stock repurchases could have a negative effect on our stock price.

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
    Climate change, related legislative and regulatory initiatives, severe weather, natural disasters, and other external events could significantly impact our business.
    Concerns over the long-term impacts of climate change have led to governmental efforts around the world to mitigate those impacts. As a result, political and social attention to the issue of climate change has increased. The U.S. government, state legislatures and federal and state regulatory agencies are likely to continue to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. These initiatives and increasing supervisory expectations may require the Company to expend significant capital and incur compliance, operating, maintenance and remediation costs. In addition, severe weather events of increasing strength and frequency due to climate change cannot be predicted and may be exacerbated by global climate change, natural disasters, including volcanic eruptions and earthquakes, and other adverse external events could have a significant impact on our ability to conduct business or upon third parties who perform operational services for us. In addition, there is continuing uncertainty over demand for oil and gas in part due to consumer demand and regulatory changes from climate change related policies. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue, or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, there can be no assurance of the effectiveness of such policies and procedures, and the occurrence of any such event could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.            UNRESOLVED STAFF COMMENTS
    None.

ITEM 1C.            CYBERSECURITY
Risk Management and Strategy

The Company recognizes that the security of our banking operations is critical to protecting our customers and maintaining our reputation. The cybersecurity landscape is constantly evolving and the advent of artificial intelligence has increased the risks. The Company maintains a cybersecurity risk management program designed to identify, assess, manage, and mitigate material risks from cybersecurity threats. The Company’s process for identifying and assessing material risks from cybersecurity threats operates alongside the Company’s broader overall risk assessment process. The Company’s Computer Security Incident Response Team immediately investigates system alerts that may indicate the presence of a cybersecurity threat or incident and escalates information regarding the threat or incident as necessary to address it in a timely manner. The Company maintains a written incident response plan with defined escalation procedures and cross functional coordination designed to assess impact, contain threats, and remediate vulnerabilities. The incident response plan, among other things, provides for inter-departmental coordination and management of cybersecurity threats or incidents to quickly assess the impact, mitigate risks to information systems, and work to resolve vulnerabilities. We conduct periodic tabletop exercises and simulations to test preparedness and response capabilities. We also periodically engage external partners to conduct annual audits of our systems, test our systems infrastructure, and suggest improvements. Through these channels and others, we work to proactively identify potential vulnerabilities in our information security system. Senior management meets regularly with the Company’s risk-management team and internal and external auditors to evaluate the effectiveness of the Company’s systems, controls, and management processes with respect to cybersecurity risks. The results of key assessments are reported in summary to our Board of Directors periodically.

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

Cybersecurity threats have not materially affected the Company's business strategy, results of operations, or financial condition. For additional information regarding cybersecurity risks, see Part I, Item 1A, Risk Factors.

Governance

The Board of Directors oversees cybersecurity risk, with assistance from the Audit Committee. The Board of Directors also devotes significant time and attention to the oversight of cybersecurity and information security risk and receives an operational risk update that includes a review of cybersecurity and information security risk. As part of its oversight of cybersecurity and informational security risk, on an annual basis, our Board of Directors reviews its Information Security Policy with its appointed Information Security Officer and frequently receives presentations on and discusses cybersecurity and information security risks, industry trends, and best practices from our Chief Information Officer and our Information Security Officer.

We maintain relevant expertise within the Company's management team to manage cybersecurity risks. At the management level, the Chief Information Officer and Information Security Officer receive regular reports from the Company’s systems department, both historical and real-time, about the Company’s cybersecurity status. The Company maintains processes designed to identify, escalate, and report cybersecurity incidents in accordance with applicable law and regulation. If management determines a material cybersecurity incident has occurred, the Company’s policies require management to promptly inform the Audit Committee with follow-up information to the full Board of Directors.

The Information Security Officer leads the Company's cybersecurity program, including security operations, incident response, risk and compliance, and security awareness. The cybersecurity team includes professionals with relevant industry experience and certifications.

ITEM 2.            PROPERTIES
    The following sets forth information about our Community Banking branch locations:

Locations	Type	Leased/Owned
Midtown Financial Center: Northrim Headquarters 3111 C Street, Anchorage, AK	Traditional	Land partially leased, partially owned, building owned
SouthSide Financial Center 8730 Old Seward Highway, Anchorage, AK	Traditional	Land leased, building owned
Lake Otis Community Branch 2270 East 37th Avenue, Anchorage, AK	Traditional	Land leased, building owned
Huffman Branch 1501 East Huffman Road, Anchorage, AK	In-store	Leased
Jewel Lake Branch 4000 W. Dimond Boulevard, Suite No. 02, Anchorage, AK	Traditional	Leased
Seventh Avenue Branch 517 West Seventh Avenue, Suite 300, Anchorage, AK	Traditional	Leased
Eastside Community Branch 7905 Creekside Center Drive, Suite 100, Anchorage, AK	Traditional	Leased
West Anchorage Branch 2709 Spenard Road, Anchorage, AK	Traditional	Leased
Eagle River Branch 12812 Old Glenn Highway, Suite C03, Eagle River, AK	Traditional	Leased
Fairbanks West Community Branch 3637 Airport Way, Suite 110, Fairbanks, AK	Traditional	Leased
Fairbanks Financial Center 360 Merhar Avenue, Fairbanks, AK	Traditional	Owned
Wasilla Financial Center 850 E. USA Circle, Suite A, Wasilla, AK	Traditional	Owned
Soldotna Financial Center 44384 Sterling Highway, Suite 101, Soldotna, AK	Traditional	Leased
Juneau Financial Center 2094 Jordan Avenue, Juneau, AK	Traditional	Leased
Juneau Downtown Branch 301 North Franklin Street, Juneau, AK	Traditional	Leased
Sitka Financial Center 315 Lincoln Street, Suite 206, Sitka, AK	Traditional	Leased
Ketchikan Financial Center 2491 Tongass Avenue, Ketchikan, AK	Traditional	Owned
Nome Financial Center 306 W. 5th Avenue, Suite C, Nome, AK	Traditional	Leased
Kodiak Financial Center 2695 Mill Bay Road, Kodiak, AK	Traditional	Owned
Homer Financial Center 601 E. Pioneer Avenue, Suite 211, Homer, AK	Traditional	Leased
Palmer Financial Center 585 S. Valley Way, Palmer, AK	Traditional - expected to open in 2026	Leased

    The following sets forth information about our Home Mortgage Lending branch locations, operated by RML:

Locations	Leased/Owned
Main Office at Centerpoint 3700 Centerpoint Drive, Suite 500, Anchorage, AK	Leased
Fairbanks Office 324 Old Steese Highway, Suite 7, Fairbanks, AK	Leased
Kodiak Office 2695 Mill Bay Road, Kodiak, AK	Leased
Soldotna Office 44384 Sterling Highway, Suite 102, Soldotna, AK	Leased
Wasilla Northrim Branch 850 E USA Circle, Suite B, Wasilla, AK	Leased
Glendale Office 17505 N. 79th Avenue, Suite 411, Glendale, AZ	Leased
Longmont Office 601 S Bowen Street, Suite 119, Longmont, CO 80501	Leased
Meridian Office 2541 E. Gala Street, Suite 200, Meridian, ID	Leased
Grants Pass Office 1539 NE F Street, Grants Pass, OR	Leased
Portland Office 5933 NE Win Sivers Drive, Suite 205, Office 244, Portland, OR	Leased
Scottsdale Office 7047 E. Greenway Parkway, Suite 220, Scottsdale, AZ	Leased
Vancouver Office 1706 D Street, Suite A, Vancouver, WA	Leased
The following sets forth information about our Specialty Finance locations, operated by NFS and SCF:

Locations	Leased/Owned
Northrim Funding Services 170 120th Avenue NE, Bellevue, WA	Leased
Sallyport - Canadian Office 2233 Argentia Road, East Tower, Suite 302, Mississauga, L5N 2X7, Ontario, Canada	Leased
Sallyport - California Office 4580 E. Thousand Oaks Blvd., Suite 380, Westlake Village, CA	Leased
Sallyport - Texas Office 14100 Southwest Fwy, Suite 210, Sugar Land, TX	Leased

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

PART II
ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
    Our common stock trades on the NASDAQ Global Select Stock Market under the symbol, “NRIM.” At March 6, 2026, the number of shareholders of record of our common stock was 190. As many of our shares of common stock are held of record in "street name" by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.
Repurchase of Securities
    At December 31, 2025, there were zero shares currently available for repurchase. The Company repurchased 60,136 shares in 2024 and 834,692 shares in 2023. There were no stock repurchases by the Company during the three-month period ending December 31, 2025. The Company may to continue to repurchase its stock from time to time depending upon market conditions, but we can make no assurances that we will continue this program and the Board of Directors has not presently authorized any repurchases of its common stock for 2026.
Equity Compensation Plan Information
    The following table sets forth information regarding securities authorized for issuance under the Company’s equity plans as of December 31, 2025. Additional information regarding the Company’s equity plans is presented in Note 22 of the Notes to Consolidated Financial Statements included in Part II. Item 8 of this report.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders[1]	617,499	$3.80	1,300,000
Total	617,499	$3.80	1,300,000
[1]Consists of the Company's 2025 Stock Incentive Plan, which replaced the 2023 Stock Incentive Plan (the “2023 Plan”)

    We do not have any equity compensation plans that have not been approved by our shareholders.

Five-Year Stock Performance Graph
    The graph shown below depicts the total return to shareholders during the period beginning after December 31, 2020, and ending December 31, 2025. The definition of total return includes appreciation in market value of the stock, as well as the actual cash and stock dividends paid to shareholders. The comparable indices utilized are the Russell 3000 Index and the S&P U.S. Small Cap Banks Index. The S&P U.S. Small Cap Banks Index is comprised of publicly traded banks with a market capitalization between $104 million to $27.2 billion and average of $2.0 billion, which are located in the United States. The graph assumes that the value of the investment in the Company’s common stock and each of the two indices was $100 on December 31, 2020, and that all dividends were reinvested.

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Northrim BanCorp, Inc.	100.00	132.47	173.17	191.16	271.29	381.14
Russell 3000	100.00	125.66	101.53	127.88	158.32	185.47
S&P U.S. SmallCap Banks	100.00	139.21	122.74	123.35	145.82	160.37

ITEM 6.        [RESERVED]

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    We have prepared this Management's Discussion and Analysis as an aid to understanding our financial results. It highlights key information as determined by management but may not contain all of the information that is important to you. It should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in Part II. Item 8 of this report. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II. Item 7 of our Annual Report on Form 10-K for fiscal year ended December 31, 2024.
    This annual report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

Executive Overview

    Net income increased 75% to $64.6 million or $2.87 per diluted share for the year ended December 31, 2025, from $37.0 million, or $1.66 per diluted share, for the year ended December 31, 2024. Return of average assets as 2.02% in 2025 compared to 1.29% in 2024. The increase in net income is primarily the result of a $19.2 million increase in net income in the Community Banking segment, a $14.5 million gain on sale of all of the operating assets of PWA, as well as an $8.4 million increase in net income in the Specialty Finance segment

Highlights for the year ended December 31, 2025 are as follows:
•Net income in the Community Banking segment increased 63% or $19.2 million, to $49.5 million in 2025 as compared to 2024. This increase was primarily the result of a $20.5 million, or 20% increase in net interest income due to increased interest income on loans and short term investments, as well as a $14.5 million gain on sale of the operating assets of PWA. These increases were only partially offset by higher operating expenses and an increase in provision for income taxes.
•Net income in the Home Mortgage Lending segment was $4.8 million in 2025 consistent with 2024. Increases net realized gains on mortgage sales, interest income on home mortgages held for investment, and mortgage servicing revenue were offset by a decrease in the fair value of mortgage servicing rights and increases in the provision for credit losses and operating expenses.
•Net income in the Specialty Finance segment increased 455% or $8.4 million, to $10.3 million in 2025 as compared to 2024. This increase was primarily the result of the inclusion of a full year of operations of SCF. The Company completed its acquisition of SCF and its subsidiaries effective October 31, 2024. Average purchased receivables and loan balances at SCF were $69.7 million in 2025 with a yield of 31.23%. The yield in 2025 included the recognition of $1.3 million in one-time fees and $899,000 in nonaccrual fee income collected during 2025. The yield excluding these times for 2025 was 28.04%. Average purchased receivables and loan balances at NFS were $54.6 million for 2025 compared to $33.4 million for 2024.
•The net interest margin increased to 4.69% in 2025 from 4.28% in 2024 mostly due to an increase in average yields on interest earning assets in 2025 compared to 2024 as a result of higher interest rates, as well as an change in the mix of earning assets which includes a higher percentage of loans in 2025 versus 2024. These factors were only partially offset by an increase in the cost of interest-bearing liabilities.
•Loans increased 8% to $2.30 billion at December 31, 2025 compared to $2.13 billion at December 31, 2024, and deposits increased 5% to $2.81 billion at December 31, 2025 compared to $2.68 billion at December 31, 2024.
•Nonperforming loans, net of government guarantees, increased to $11.3 million at the end of 2025 compared to $7.5 million at the end of 2024, while total adversely classified loans, net of government guarantees at December 31, 2025 increased to $33.5 million from $9.6 million at December 31, 2024. The Allowance for Credit Losses (“ACL”) for loans totaled 1.03% of total portfolio loans at December 31, 2025, consistent with 1.03% at December 31, 2024. The

ACL for loans as a percentage of total portfolio loans, net of government guarantees was 1.10% at both December 31, 2025 and December 31, 2024.
•The aggregate cash dividends paid by the Company in 2025 rose 5% to $14.5 million from $13.8 million paid in 2024. The Company paid cash dividends of $0.64 per share in 2025 and $0.615 per share in 2024.
•The Company issued $60 million of subordinated debt in the fourth quarter of 2025 to support regulatory capital ratios and growth initiatives.
•Total shareholders' equity was $326.5 million as of December 31, 2025, up 22% from $267.1 million a year ago. Shareholders' equity was positively impacted by the fair value of the available for sale securities portfolio which increased shareholders' equity $7.8 million in 2025 as compared to 2024. The Company continued to maintain strong regulatory capital ratios with Tier 1 Capital to Risk Adjusted Assets of 10.67% at December 31, 2025.

  Trends in Miscellaneous Financial Data (1)

	Years Ended December 31,
	(In thousands, except per share data and shares outstanding amounts)
	2025	2024	2023	2022	2021	2020	Five Year Compound Growth Rate
	(Unaudited)
Net interest income	$135,609	$113,183	$103,256	$95,115	$80,827	$70,665	14%
Provision (benefit) for credit losses	3,910	3,293	3,842	1,846	(4,099)	2,432	10%
Other operating income	77,203	42,041	26,375	34,077	52,263	63,328	4%
Compensation expense, SCF acquisition payments	2,333	—	—	—	—	—	NM
Other operating expense	122,050	104,937	94,181	88,852	89,196	89,114	6%
Income before provision for income taxes	84,519	46,994	31,608	38,494	47,993	42,447	15%
Provision for income taxes	19,911	10,023	6,214	7,753	10,476	9,559	16%
Net income	$64,608	$36,971	$25,394	$30,741	$37,517	$32,888	14%

Year End Balance Sheet
Assets	$3,290,273	$3,041,869	$2,807,497	$2,674,318	$2,724,719	$2,121,798	9%
Loans	2,295,499	2,129,263	1,789,497	1,501,785	1,413,886	1,444,050	10%
Deposits	2,813,029	2,680,189	2,485,055	2,387,211	2,421,631	1,824,981	9%
Shareholders' equity	326,544	267,116	234,718	218,629	237,817	221,575	8%
Common shares outstanding	22,111,637	22,072,840	22,053,836	22,802,912	24,059,252	25,004,016	(2)%

Average Balance Sheet
Assets	$3,200,933	$2,861,012	$2,690,347	$2,641,008	$2,432,599	$1,936,047	11%
Earning assets	2,891,393	2,647,615	2,492,240	2,469,383	2,260,778	1,758,839	10%
Loans	2,205,270	1,910,156	1,643,943	1,415,125	1,478,318	1,339,908	10%
Deposits	2,784,343	2,520,449	2,364,245	2,354,881	2,125,080	1,638,216	11%
Shareholders' equity	297,479	251,499	227,244	224,773	239,214	211,721	7%
Basic common shares outstanding	22,088,891	22,011,188	22,405,884	23,060,352	24,723,204	25,418,748	(3)%
Diluted common shares outstanding	22,485,351	22,335,932	22,645,840	23,313,648	24,997,252	25,725,468	(3)%

Per Common Share Data
Basic earnings	$2.92	$1.68	$1.13	$1.33	$1.52	$1.30	18%
Diluted earnings	$2.87	$1.66	$1.12	$1.32	$1.50	$1.28	18%
Book value per share	$14.77	$12.10	$10.64	$9.59	$9.89	$8.86	11%
Tangible book value per share(2)	$12.47	$9.79	$9.92	$8.89	$9.22	$8.22	9%
Cash dividends per share	$0.64	$0.62	$0.60	$0.46	$0.38	$0.35	13%

	Years Ended December 31,
	(In thousands, except per share data and shares outstanding amounts)
	2025	2024	2023	2022	2021	2020	Five Year Compound Growth Rate
	(Unaudited)
Performance Ratios
Return on average assets	2.02%	1.29%	0.94%	1.16%	1.54%	1.70%	4%
Return on average equity	21.72%	14.70%	11.17%	13.68%	15.68%	15.53%	7%
Equity/assets	9.92%	8.78%	8.36%	8.18%	8.73%	10.44%	(1)%
Tangible common equity/tangible assets(3)	8.51%	7.23%	7.84%	7.62%	8.19%	9.76%	(3)%
Net interest margin	4.69%	4.28%	4.14%	3.85%	3.58%	4.02%	3%
Net interest margin (tax equivalent)(4)	4.74%	4.33%	4.21%	3.89%	3.60%	4.05%	3%
Non-interest income/total revenue	36.28%	27.08%	26.38%	26.38%	39.27%	47.26%	(5)%
Adjusted efficiency ratio (5)	58.45%	67.60%	72.64%	68.76%	66.99%	66.47%	(3)%
Dividend payout ratio	21.89%	36.63%	53.59%	34.17%	25.02%	26.66%	(4)%

Asset Quality
Nonperforming loans, net of government guarantees	$11,329	$7,533	$5,002	$6,430	$10,672	$10,048	2%
Nonperforming assets, net of government guarantees	11,396	11,598	5,810	6,430	15,031	16,289	(7)%
Nonperforming loans, net of government guarantees/portfolio loans	0.49%	0.35%	0.28%	0.43%	0.75%	0.70%	(7)%
Net charge-offs (recoveries)/average loans	0.08%	(0.01)%	—%	(0.08)%	0.07%	0.03%	22%
Allowance for credit losses/portfolio loans	1.03%	1.03%	0.97%	0.92%	0.83%	1.46%	(7)%
Nonperforming assets, net of government guarantees/assets	0.35%	0.38%	0.21%	0.24%	0.55%	0.77%	(15)%

Other Data
Effective tax rate	24%	21%	20%	20%	22%	23%	1%
Number of banking offices(6)	20	20	20	19	18	17	3%
Community Banking employees (FTE)	332	329	325	329	315	305	2%
Home Mortgage Lending employees (FTE)	154	142	140	133	130	126	4%
Specialty Finance employees (FTE)	30	32	7	7	6	7	34%
Total number of employees (FTE)	516	503	472	469	451	438	3%
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

4Net interest margin tax-equivalent is a non-GAAP performance measurement in which interest income on non-taxable investments and loans is presented on a tax-equivalent basis using a combined federal and state statutory rate of 28.43%.  Management believes that net interest margin tax-equivalent is a useful financial measure because it enables investors to evaluate net interest margin excluding tax expense in order to monitor our effectiveness in growing higher interest yielding assets and managing our costs of interest bearing liabilities over time on a fully tax equivalent basis.  See reconciliation to net interest margin, the most comparable GAAP measurement below.
5In managing our business, we review the adjusted efficiency ratio exclusive of intangible asset amortization, which is a non-GAAP performance measurement. Management believes that this is a useful financial measurement because we believe this presentation provides investors with a more accurate picture of our operating efficiency. The efficiency ratio is calculated by dividing other operating expense, exclusive of intangible asset amortization, by the sum of net interest income and other operating income. Other companies may define or calculate this data differently. For additional information see the "Other Operating Expense" section in Part II. Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report. See reconciliation to efficiency ratio, the most comparable GAAP measurement below.
6Number of banking offices does not include RML, NFS, or SCF locations. 2025 and 2024 number of banking offices includes 20 full service branches. 2023 number of banking offices includes 19 full service branches and one loan production office. 2022 number of banking offices includes 18 full service branches and one loan production office. 2021 number of banking offices includes 17 full service branches and one loan production office. 2020 number of banking offices includes 16 full service branches and one loan production office.
Reconciliation of Selected Non-GAAP Financial Data to GAAP Financial Measures
    These unaudited schedules provide selected financial information concerning the Company that should be read in conjunction with "Part II. Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.
Reconciliation of total shareholders' equity to tangible common shareholders’ equity (Non-GAAP) and total assets to tangible assets:

(In Thousands)	2025	2024	2023	2022	2021	2020
Total shareholders' equity	$326,544	$267,116	$234,718	$218,629	$237,817	$221,575
Total assets	3,290,273	3,041,869	2,807,497	2,674,318	2,724,719	2,121,798
Total shareholders' equity to total assets ratio	9.92%	8.78%	8.36%	8.18%	8.73%	10.44%

(In Thousands)	2025	2024	2023	2022	2021	2020
Total shareholders' equity	$326,544	$267,116	$234,718	$218,629	$237,817	$221,575
Less: goodwill and other intangible assets, net	50,824	50,968	15,967	15,984	16,009	16,046
Tangible common shareholders' equity	$275,720	$216,148	$218,751	$202,645	$221,808	$205,529
Total assets	$3,290,273	$3,041,869	$2,807,497	$2,674,318	$2,724,719	$2,121,798
Less: goodwill and other intangible assets, net	50,824	50,968	15,967	15,984	16,009	16,046
Tangible assets	$3,239,449	$2,990,901	$2,791,530	$2,658,334	$2,708,710	$2,105,752
Tangible common equity to tangible assets ratio	8.51%	7.23%	7.84%	7.62%	8.19%	9.76%
Reconciliation of tangible book value per share (Non-GAAP) to book value per share

(In thousands, except per share data)	2025	2024	2023	2022	2021	2020
Total shareholders' equity	$326,544	$267,116	$234,718	$218,629	$237,817	$221,575
Divided by common shares outstanding	22,111,637	22,072,840	22,053,836	22,802,912	24,059,252	25,004,016
Book value per share	$14.77	$12.10	$10.64	$9.59	$9.88	$8.86

(In thousands, except per share data)	2025	2024	2023	2022	2021	2020
Total shareholders' equity	$326,544	$267,116	$234,718	$218,629	$237,817	$221,575
Less: goodwill and intangible assets, net	50,824	50,968	15,967	15,984	16,009	16,046
Tangible book value	$275,720	$216,148	$218,751	$202,645	$221,808	$205,529
Divided by common shares outstanding	22,111,637	22,072,840	22,053,836	22,802,912	24,059,252	25,004,016
Tangible book value per share	$12.47	$9.79	$9.92	$8.89	$9.22	$8.22

Reconciliation of tax-equivalent net interest margin (Non-GAAP) to net interest margin

(In Thousands)	2025	2024	2023	2022	2021	2020
Net interest income(9)	$135,609	$113,183	$103,256	$95,115	$80,827	$70,665
Divided by average interest-bearing assets	2,891,393	2,647,615	2,492,240	2,469,383	2,260,778	1,758,839
Net interest margin	4.69%	4.27%	4.14%	3.85%	3.58%	4.02%

(In Thousands)	2025	2024	2023	2022	2021	2020
Net interest income(9)	$135,609	$113,183	$103,256	$95,115	$80,827	$70,665
Plus: reduction in tax expense related to
tax-exempt interest income	1,547	1,521	1,576	939	489	613
	$137,156	$114,704	$104,832	$96,054	$81,316	$71,278
Divided by average interest-bearing assets	2,891,393	2,647,610	2,492,240	2,469,383	2,260,778	1,758,839
Tax-equivalent net interest margin	4.74%	4.33%	4.21%	3.89%	3.60%	4.05%

Reconciliation of adjusted efficiency ratio exclusive of intangible asset amortization (non-GAAP) to efficiency ratio.

(In Thousands)	2025	2024	2023	2022	2021	2020
Net interest income(9)	$135,609	$113,183	$103,256	$95,115	$80,827	$70,665
Other operating income	77,203	42,041	26,375	34,077	52,263	63,328
Total revenue	212,812	155,224	129,631	129,192	133,090	133,993
Other operating expense	124,383	104,937	94,181	88,852	89,196	89,114
Efficiency ratio	58.45%	67.60%	72.65%	68.78%	67.02%	66.51%

(In Thousands)	2025	2024	2023	2022	2021	2020
Net interest income(9)	$135,609	$113,183	$103,256	$95,115	$80,827	$70,665
Other operating income	77,203	42,041	26,375	34,077	52,263	63,328
Total revenue	212,812	155,224	129,631	129,192	133,090	133,993
Other operating expense	124,383	104,937	94,181	88,852	89,196	89,114
Less intangible asset amortization	—	—	17	25	37	48
Adjusted other operating expense	$124,383	$104,937	$94,164	$88,827	$89,159	$89,066
Adjusted efficiency ratio	58.45%	67.60%	72.64%	68.76%	66.99%	66.47%

9Amount represents net interest income before provision for credit losses.

    Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited.  Although we believe these non-GAAP financial measures are frequently used by shareholders in the evaluation of the Company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of results as reported under GAAP.

Critical Accounting Policies

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
The current expected credit loss model (“CECL”) is not prescriptive in the methodology used to determine the expected credit loss estimate. Therefore, management has flexibility in selecting the methodology. However, the expected credit losses must be estimated over a financial asset's contractual term, adjusted for prepayments, utilizing quantitative and qualitative factors. The estimate of current expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is the starting point for estimating expected credit losses. Adjustments are made to historical loss experience to reflect differences in asset-specific risk characteristics, such as underwriting standards, portfolio mix or asset terms, and differences in economic conditions – both current conditions and reasonable and supportable forecasts. When the Company is not able to make or obtain reasonable and supportable forecasts for the entire life of the financial asset it has estimated expected credit losses for the remaining life after the forecasted period using an approach that reverts to historical credit loss information.

Depending on the nature and size of the pool of financial assets with similar risk characteristics, the Company uses a discounted cash flow (“DCF”) method or a weighted average remaining life method to estimate expected credit losses quantitatively. The Company uses a DCF method for seven of its 11 loan pools, which represent 96% of the amortized cost basis of total loan pools at December 31, 2025. The weighted average remaining life method is used for the remaining loan pools primarily because loan level data constraints preclude the use of the DCF model.

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

As of December 31, 2025 and 2024 management utilizes and forecasts U.S. unemployment and U.S. gross domestic product as the loss drivers for all of the loan pools that utilize the DCF method. The Company added U.S. gross domestic product as a loss driver in 2024 because we determined that there is better model fit using this multi-factor model. The Company's regression models for PD as of December 31, 2025 and 2024 utilize peer historical loan level default data. Peers for this purpose include banks in the United States with total assets between $1 billion and $5 billion whose loan portfolios share certain characteristics with the Company's loan portfolio. Peers differ by loan segment. A bank is included in the peer group for each loan segment in 2025 and 2024 under the following circumstances:

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

The Company has identified the following pools of financial assets with similar risk characteristics for measuring expected credit losses under CECL, which are unchanged as of December 31, 2025 and December 31, 2024:
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

Management performs a hypothetical sensitivity analysis of our ACL quarterly to understand the impact of a change in a key input on our ACL. As of December 31, 2025, management utilized the Federal Reserve's median forecasts of national unemployment and national gross domestic product. If the four-quarter national unemployment rate forecast had been approximately 5% higher and the four-quarter national gross domestic product forecast been 13% lower, which represents the Federal Reserve's more conservative forecasts, our ACL for loans would have increased $537,000, or 2%. As of December 31, 2025, if the four-quarter national unemployment rate forecast had been approximately 30% higher and the four-quarter national gross domestic product forecast been 5% higher, which represent forecasts at approximately the historical mean, our ACL for loans would have increased $2.2 million, or 10%. As of December 31, 2025, if the estimated prepayment and curtailment rates are doubled (with a maximum rate of 100%), our ACL for loans would have decreased $2.0 million, or 9%. As of December 31, 2025, if the estimated prepayment and curtailment rates are cut in half, our ACL for loans would have increased $1.6 million, or 7%. These sensitivity analyses include the impact to both the quantitative and qualitative components of our ACL. Changes in quantitative inputs and qualitative loss factors may not occur in the same direction or magnitude across all segments of our loan portfolio and deterioration in some quantitative inputs and qualitative loss factors may offset improvement in others. This sensitivity analysis does not represent a change to our expectations of the economic environment but provides a hypothetical result to assess the sensitivity of the ACL to a change in a key input. This sensitivity analysis does not incorporate changes to management’s judgment of qualitative loss factors.
Valuation of goodwill and other intangibles:  Management performs an impairment analysis for the intangible assets with indefinite lives at each reportable segment on an annual basis as of December 31. Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstances indicate impairment potentially exists. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumptions may result in additional impairment of all, or some portion of, goodwill or other intangible assets. The Company performed its annual goodwill impairment testing at December 31, 2025 and 2024 in accordance with the policy described in Note 1 to the financial statements included in Part II. Item 8 of this report.  At December 31, 2025, the Company performed its annual impairment test by performing a qualitative assessment. Significant positive inputs to the qualitative assessment included the Company’s increasing net income as compared to historical trends; the Company's increasing market share for deposits in our markets; results of regulatory examinations; peer comparisons of the Company's net interest margin; trends in the Company’s cash flows; increases in the Company's market share of mortgage originations; increases in purchased receivable income following the acquisition of SCF, and increases in the Company's stock price. Significant negative inputs to the qualitative assessment included the muted pace of growth in the Alaska economy and a decline in home mortgage originations compared to historical activity. We believe that the positive inputs to the qualitative assessment noted above outweigh the negative inputs for all of the Company's operating segments, and we therefore concluded that it is more likely than not that the fair value of the Company exceeds its carrying value at December 31, 2025 and that no potential impairment existed at that time.

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
A sensitivity analysis of our servicing rights was performed as of December 31, 2025. See Note 8 to the financial statements included in Part II. Item 8 of this report for the results of this analysis.
Other Accounting Policies and Estimates: The Company evaluates its estimates, including those that materially affect the financial statements and are related to investments, derivative instruments, fair value measurements, and intangible assets on an on-going basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's policies related to these estimates can be found in Note 1 in the Notes to Consolidated Financial Statements in Part II. Item 8 of this report.

RESULTS OF OPERATIONS
Income Statement
    Net Income
    Our results of operations are dependent to a large degree on our net interest income. We also generate other income primarily through mortgage banking income, purchased receivables products, service charges and fees, and bankcard fees. Our operating expenses consist in large part of salaries and other personnel costs, data processing, occupancy, marketing, and professional services expenses. Interest income and cost of funds, or interest expense, and mortgage banking income and purchased receivable income are affected significantly by general economic conditions, particularly changes in market interest rates, by government policies and the actions of regulatory authorities, and by competition in our markets.
    We earned net income of $64.6 million in 2025, compared to net income of $37.0 million in 2024. During these periods, net income per diluted share was $2.87 and $1.66, respectively. The following sections present discussion of the components that make up net income.
Analysis of Business Segments
Our business segments are defined as Community Banking, Home Mortgage Lending, and Specialty Finance. The following table summarizes net income from our segments. Additional information about segment performance is presented in Note 26 to the Financial Statements included in Part II - Item 8 of this report.

(In Thousands)	2025	2024	2023

Community Banking	$49,549	$30,344	$25,415
Home Mortgage Lending	4,802	4,780	(2,493)
Specialty Finance	10,257	1,847	2,472
Net income	$64,608	$36,971	$25,394
2025 Compared to 2024
Community Banking
Net income in the Community Banking segment increased $19.2 million or 63% in 2025 compared to 2024 primarily due to an increase in net interest income which totaled $122.6 million in 2025, and $102.1 million in 2024, as well as the gain on sale of all of the operating assets of PWA of $14.5 million. Net interest income increased $20.5 million or 20% in 2025 as compared to 2024 mostly due to higher interest income on loans, as wells as an increase in interest income on deposits in other banks and lower interest expense on deposits. This increase was only partially offset by lower interest income on investments and higher interest expense on borrowings.
The provision for credit losses in the Community Banking segment was $2.3 million in both 2025 and 2024.

Other operating expenses in the Community Banking segment totaled $82.4 million in 2025, up $9.3 million or 13% from $73.1 million in 2024. The increase in 2025 as compared to the prior year was mostly due to increases in salaries and other personnel expense due to performance-related expenses, as well as increases in data processing expense, marketing expense, insurance expense, and professional and outside services due to increased branch locations, increased customer and transaction volume, and increased FDIC insurance associated with asset growth. The increase in salaries and other personnel expense included $1.6 million in higher salary expense, $1.4 million increase in profit share expense including payroll taxes and 401k match on profit share payments, and $751,000 increase in equity compensation expense. Additionally, group medical expenses increased $626,000 in 2025.

Home Mortgage Lending
Net income in the Home Mortgage Lending segment totaled $4.8 million in 2025, consistent with net income in 2024. During 2025, mortgage loans funded for sale were $776.0 million, compared to $609.2 million in 2024. Increases in net interest income and mortgage banking income were mostly offset by increases in the provision for credit losses and other operating expenses. Other operating expenses in the Home Mortgage Lending segment totaled $29.8 million in 2025 compared to $27.6 million a year ago. The increase in 2025 as compared to 2024 was mostly due to increases in salaries and other personnel expense due to higher commissions paid to mortgage originators due to higher volume.
The Arizona, Colorado, and Pacific Northwest mortgage expansion markets were responsible for 22% of RML's $787 million total production in 2025 and 21% of $717 million total production in 2024.

The Company reclassified $100 million in consumer mortgages held for investment to held for sale in the first quarter of 2025 and recorded unrealized losses of $1.2 million related to this portfolio in the first quarter of 2025. In the second quarter of 2025, the Company sold $61 million of the $100 million that was reclassified to loans held for sale in the first quarter of 2025 for a total realized loss of $545,000. In the third quarter of 2025, the Company sold $16 million of the $100 million that was reclassified to loans held for sale in the first quarter of 2025 for a total realized loss of $37,000.

As of December 31, 2025, Northrim serviced 6,475 loans in its $1.63 billion home-mortgage-servicing portfolio, a 12% increase from the $1.46 billion serviced a year ago.

Specialty Finance

The Company reevaluated our reportable operating segments in the fourth quarter of 2024 concurrent with the acquisition of SCF, which resulted in the addition of the Specialty Finance segment. The Company’s Specialty Finance segment includes NFS and SCF. NFS is a division of the Bank and has offered factoring solutions to small businesses since 2004. SCF is a leading provider of factoring, asset-based lending and alternative working capital solutions to small and medium sized enterprises in the United States, Canada, and the United Kingdom that the Company acquired on October 31, 2024 in an all cash transaction valued at approximately $53.9 million. The composition of revenues for the Specialty Finance segment are primarily purchased receivable income, but also includes interest income from loans and other fee income.

Net income in the Specialty Finance segment increased $8.4 million or 455% in 2025 compared to the prior year primarily due to the acquisition of SCF in the fourth quarter of 2024. Total pre-tax income for SCF in 2025 was $6.8 million. Average purchased receivables and loan balances at SCF were $69.7 million in 2025 with a yield of 31.23%. The yield in 2025 included the recognition of $1.3 million in one-time fees and $899,000 in nonaccrual fee income collected during 2025. The yield excluding these times for 2025 was 28.04%. Average purchased receivables and loan balances at NFS were $54.6 million for 2025 compared to $33.4 million for 2024.

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
    Net interest income in 2025 was $135.6 million, compared to $113.2 million in 2024. The increase in 2025 as compared to 2024 was primarily the result of increased interest on loans and deposits in other banks which was only partially offset by a decrease in interest income on available for sale securities, as well as an increase in interest expense on deposits, borrowings, and junior subordinated debentures. Interest income on loans increased $25.4 million in 2025 as compared to 2024 due to an increase in interest rates and higher average balances. Interest expense increased $2.0 million in 2025 as compared to the prior year as a result of higher interest rates and higher average interest-bearing deposit and borrowing balances. During 2025 and 2024, net interest margins were 4.69% and 4.28%, respectively. The increase in net interest margin in 2025 as compared to 2024 is primarily the result of an increase in average yields on interest earning assets in 2025 compared to 2024 as a result of higher interest rates, as well as an change in the mix of earning assets which includes a higher percentage of loans in 2025 versus 2024. These factors were only partially offset by an increase in the cost of interest-bearing liabilities.

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

Years ended December 31,	2025			2024			2023
	Average outstanding balance	Interest income / expense	Average Tax Equivalent Yield / Cost(6)	Average outstanding balance	Interest income / expense	Average Tax Equivalent Yield / Cost(6)	Average outstanding balance	Interest income / expense	Average Tax Equivalent Yield / Cost(6)

(In Thousands)
Loans (1),(2)	$2,205,270	$154,199	6.99%	$1,910,156	$131,221	6.87%	$1,643,943	$106,665	6.49%
Loans held for sale	107,438	6,671	6.21%	68,790	4,185	6.08%	41,769	2,587	6.19%
Taxable long-term investments(3)	494,988	15,312	3.07%	623,756	17,692	2.82%	715,367	19,631	2.73%
Interest-bearing deposits in other banks(4)	83,697	3,743	4.41%	44,913	2,342	5.09%	91,161	4,644	5.02%
Total interest-earning assets(5)	2,891,393	179,925	6.22%	2,647,615	155,440	5.86%	2,492,240	133,527	5.36%
Noninterest-earning assets	309,540			213,397			198,107
Total	$3,200,933			$2,861,012			$2,690,347

Interest-bearing demand	$1,192,898	$23,032	1.93%	$949,105	$18,739	1.97%	$809,219	$13,029	1.61%
Savings deposits	248,459	1,376	0.55%	245,300	1,205	0.49%	278,951	1,300	0.47%
Money market deposits	195,898	3,242	1.65%	204,081	3,341	1.64%	250,072	3,200	1.28%
Time deposits	398,141	12,806	3.22%	403,800	16,062	3.98%	276,144	8,982	3.25%
Total interest-bearing deposits	2,035,396	40,456	1.99%	1,802,286	39,347	2.18%	1,614,386	26,511	1.64%
Borrowings	55,338	2,313	4.15%	33,799	1,389	3.81%	51,038	2,184	4.24%
Total interest-bearing liabilities	2,090,734	42,769	2.04%	1,836,085	40,736	2.21%	1,665,424	28,695	1.72%
Noninterest-bearing demand deposits	748,947			718,163			749,859
Other liabilities	63,773			55,265			47,820
Equity	297,479			251,499			227,244
Total	$3,200,933			$2,861,012			$2,690,347
Net interest income (tax equivalent)		$137,156			$114,704			$104,832
Net interest margin (tax equivalent)			4.74%			4.33%			4.21%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(1,547)			(1,521)			(1,576)
Net interest income and margin, as reported		$135,609	4.69%		$113,183	4.28%		$103,256	4.14%
Average portfolio loans to average-earnings assets	76.27%			72.15%			65.96%
Average portfolio loans to average total deposits	79.20%			75.79%			69.53%
Average non-interest deposits to average total deposits	26.90%			28.49%			31.72%
Average interest-earning assets to average interest-bearing liabilities	138.30%			144.20%			149.65%
1Interest income includes loan fees.  Loan fees recognized during the period and included in the yield calculation totaled $4.9 million, $4.5 million and $4.4 million for 2025, 2024 and 2023, respectively.
2Nonaccrual loans are included with a zero effective yield.  Average nonaccrual loans included in the computation of the average loans were $8.6 million, $5.4 million, and $7.1 million in 2025, 2024 and 2023, respectively.
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

    The following table sets forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the periods indicated. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rate:

	2025 compared to 2024			2024 compared to 2023
	Increase (decrease) due to			Increase (decrease) due to
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans	$20,644	$2,334	$22,978	$18,035	$6,521	$24,556
Loans held for sale	2,402	84	2,486	1,643	(45)	1,598
Taxable long-term investments	(4,171)	1,791	(2,380)	(2,611)	672	(1,939)
Interest-bearing deposits in other banks	1,742	(341)	1,401	(2,365)	63	(2,302)
Total interest income	$20,617	$3,868	$24,485	$14,702	$7,211	$21,913
Interest Expense:
Interest-bearing demand	$4,715	($422)	$4,293	$602	$5,108	$5,710
Savings deposits	16	155	171	(163)	68	(95)
Money market deposits	(135)	36	(99)	(654)	795	141
Time deposits	(222)	(3,034)	(3,256)	4,777	2,303	7,080
Interest-bearing deposits	3,606	(2,497)	1,109	2,531	10,305	12,836
Borrowings	810	114	924	(612)	(183)	(795)
Total interest expense	$4,416	($2,383)	$2,033	$1,919	$10,122	$12,041

Provision for Credit Losses
    The provision for credit loss expense is the amount of expense that, based on our judgment, is required to maintain the ACL at an appropriate level under the CECL methodology. The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. Refer to Note 1 of the notes to Consolidated Financial Statements included in Part II. Item 8 of this report for detailed discussion regarding ACL methodologies for loans, available for sale debt securities, held to maturity securities, loans held for investment, unfunded commitments, and purchased receivables.
The following table presents the major categories of credit loss expense for the periods presented:

(In Thousands)	2025	2024	2023
Provision for credit loss expense on loans held for investment	$3,510	$3,276	$3,394
Provision for credit loss (benefit) expense on unfunded commitments	358	(108)	448
Provision for credit loss expense on available for sale debt securities	—	—	—
Provision for credit loss expense on held to maturity securities	—	—	—
Provision for credit loss expense on purchased receivables	42	125	—
Total credit loss expense	$3,910	$3,293	$3,842

The provision for credit losses on loans held for investment increased in 2025 compared to 2024 due to increased loan balances as well as an increase in rate primarily due to an increase in nonaccrual and adversely classified loans in 2025 and, to a lessor extent, slightly less favorable economic forecasts. The increase in rate for these factors was largely offset by a change in the mix of the portfolio at the end of 2025 compared to the end of 2024. The provision for credit losses on loans held for investment remained relatively consistent in 2024 compared to 2023 due to continued growth in the portfolio and the fact that forecasted economic conditions remain stable between the two periods. The increase in the provision for credit losses on unfunded commitments in 2025 as compared to 2024 is primarily the result of increased unfunded commitment balances, as well as an increases is estimated funding rates and the mix of unfunded commitments. The decrease in the provision for credit losses on unfunded commitments in 2024 compared to 2023 in primarily due to a change in the mix of unfunded commitments during that period. The ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, as well as loan portfolio composition, quality, and duration.

See the “Loans and Lending Activity” section under “Financial Condition” and Note 6 of the Notes to Consolidated Financial Statements included in Part II. Item 8 of this report for further discussion of these decreases and changes in the Company’s ACL.

Other Operating Income
    The following table details the major components of other operating income for the years ended December 31:

(In Thousands)	2025	$ Change	% Change	2024	$ Change	% Change	2023
Other Operating Income
Purchased receivable income	$25,806	$18,660	261%	$7,146	$2,664	59%	$4,482
Mortgage banking income	25,237	1,235	5%	24,002	11,239	88%	12,763
Gain on sale by Pacific Wealth Advisors	14,486	14,486	NM	—	—	—%	—
Bankcard fees	4,675	309	7%	4,366	504	13%	3,862
Service charges on deposit accounts	2,986	638	27%	2,348	304	15%	2,044
Gain (loss) on marketable equity securities	169	(296)	64%	465	345	(288)%	120
Gain (loss) on sale of securities	1	(111)	100%	112	112	NM	—
Other income	3,843	241	7%	3,602	498	16%	3,104
Total other operating income	$77,203	$35,162	84%	$42,041	$15,666	59%	$26,375

    2025 Compared to 2024
    The most significant item contributing to the increase in other operating income in 2025 was an increase in purchased receivable income, followed by the gain on sale of all of the operating assets of PWA. Mortgage banking income, service charges on deposit accounts, and bankcard fees also increased. These increases were partially offset by a decrease in gain on marketable equity securities and gain on sale of securities.
Purchased receivable income increased in 2025 as compared to 2024 primarily due to the acquisition of SCF in October 2024. Purchased receivable income from operations at SCF increased to $19.7 million in the full year 2025 compared to $2.7 million for the two months in 2024 following the acquisition of SCF. Additionally, purchased receivable income from operations at NFS increased to $6.1 million in 2025 compared to $4.4 million in 2024 primarily due to higher average balances.
Mortgage banking income consists of gross income from the origination and sale of mortgages as well as mortgage loan servicing fees and comprised 33% of total other operating income in 2025 and 57% in 2024. Mortgage banking income increased in 2025 compared to 2024 mainly due to an increase in mortgage loans originated and sold to the secondary market which increased to $776.0 million in 2025 from $609.2 million in 2024 and included $77.0 million in mortgage loans that were held for investment as of December 31, 2024. Additionally, $88.0 million and $108.0 million in mortgages were originated in 2025 and 2024 and were retained as loans held for investment. Production volume outside of Alaska increased $22.0 million in 2025 compared to 2024, while production in Alaska increased $47.8 million in 2025 compared to 2024. Increases in net realized gains on mortgage sales, interest income on home mortgages held for investment, and mortgage servicing revenue were partially offset by a decrease in the fair value of mortgage servicing rights.
Bankcard fees and service charges on deposit accounts increased in 2025 due an increase in the number of the Company's deposit customers which led to higher transaction volume as compared to 2024.

Other Operating Expense
    The following table details the major components of other operating expense for the years ended December 31:

(In Thousands)	2025	$ Change	% Change	2024	$ Change	% Change	2023
Other Operating Expense
Salaries and other personnel expense	$78,337	$10,490	15%	$67,847	$6,106	10%	$61,741
Data processing expense	13,125	2,139	19%	10,986	1,165	12%	9,821
Occupancy expense	7,822	213	3%	7,609	215	3%	7,394
Professional and outside services	4,681	330	8%	4,351	1,223	39%	3,128
Marketing expense	3,728	700	23%	3,028	99	3%	2,929
Insurance expense	3,212	251	8%	2,961	442	18%	2,519
Compensation expense - SCF acquisition payments	2,333	2,333	100%	—	—	NM	—
Operational charge-offs, net recoveries and EFT losses	1,119	774	224%	345	(141)	(29)%	486
Intangible asset amortization	—	—	NM	—	(17)	(100)%	17
OREO (income) expense, net rental income and gains on sale:
OREO operating expense	(11)	(18)	(257)%	7	(9)	(56)%	16
Impairment on OREO	—	—	NM	—	(123)	(100)%	123
Rental income on OREO	—	—	NM	—	4	100%	(4)
Losses (gains) on sale of OREO	—	392	100%	(392)	537	58%	(929)
Subtotal	(11)	374	(97)%	(385)	409	52%	(794)
Other expenses	10,037	1,842	22%	8,195	1,255	18%	6,940
Total other operating expense	$124,383	$19,446	19%	$104,937	$10,756	11%	$94,181

    2025 Compared to 2024
    Other operating expense increased by 19% in 2025 as compared to 2024. The largest increase was in salaries and other personnel expense. Salaries and other personnel expense increased $5.0 million in the Specialty Finance segment primarily due to a full year of SCF expenses in 2025 and only two months in 2024. Salaries and other personnel expense increased $4.2 million in the Community Banking segment primarily due to higher salaries for normal annual increases, higher medical claims, and higher profit share expense and equity compensation expense, which generally increase when net income increases to reflect higher payouts to employees. Salaries and other personnel expense increased $1.3 million in the Home Mortgage Lending segment due to increased mortgage production which resulted in higher loan officer commissions, as well as higher medical claims. Data processing expense, occupancy expense, insurance expense, marketing expense and professional and outside services also increased in 2025 compared to 2024 due to the increase in branch locations, increased customer and transaction volume, and increased FDIC insurance costs associated with asset growth. Other real estate owned (“OREO”) expense, net of rental income and gains on sale also decreased in 2025 primarily due to no gain on sale of OREO properties as compared to 2024. Operational charge-offs and EFT losses, net recoveries increased in 2025 compared to 2024 due to higher fraud related operational losses.
    Income Taxes
    The provision for income taxes increased $9.9 million or 99%, to $19.9 million in 2025 as compared to 2024.  The increase in 2025 is primarily due to higher pretax income. The Company's effective tax rate increased to 23.6% in 2025 from 21.3% in 2024, primarily due to a decrease in tax exempt income and low income housing tax credits as a percentage of pre-tax income in 2025 compared to 2024.

FINANCIAL CONDITION
Investment Securities
    The composition of our investment securities portfolio, which includes securities available for sale, held-to-maturity investments, and marketable equity securities, reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of interest income. The investment securities portfolio also mitigates credit risk inherent in the loan portfolio, while providing a vehicle for the investment of available funds, a source of liquidity (by pledging as collateral or through repurchase agreements), and collateral for certain public funds deposits. Investment securities designated as available for sale comprised 92% of the portfolio as of December 31, 2025 and are available to meet liquidity requirements in a contingency situation.
    Our investment portfolio consists primarily of government sponsored entity securities, corporate securities, mortgage-backed securities, and collateralized loan obligations. Investment securities at December 31, 2025 decreased $68.3 million, or 13%, to $455.8 million from $524.1 million at December 31, 2024. The decrease at December 31, 2025 as compared to December 31, 2024 came from investment maturities and calls that were used to fund growth in portfolio loans. The average maturity of the investment portfolio was approximately 2.0 years at December 31, 2025 as compared to approximately 2.4 years at December 31, 2024. Investment securities may be pledged as collateral to secure public deposits or borrowings. At December 31, 2025 and 2024, $210.3 million and $177.4 million in securities were pledged for deposits and borrowings, respectively.

    The following tables set forth the composition of our investment portfolio at December 31 for the years indicated:

(In Thousands)	Amortized Cost	Fair Value
Securities Available for Sale:
2025:
U.S. Treasury and government sponsored entities	$389,391	$388,737
U.S. Agency Mortgage-backed Securities	4,797	4,798
Corporate Bonds	5,003	4,952
Collateralized Loan Obligations	22,141	22,174
Total	$421,332	$420,661
2024:
U.S. Treasury and government sponsored entities	$444,370	$432,931
Corporate Bonds	9,009	8,795
Collateralized Loan Obligations	36,827	36,891
Total	$490,206	$478,617
2023:
U.S. Treasury and government sponsored entities	$587,639	$564,125
Municipal Securities	820	816
Corporate Bonds	14,014	13,624
Collateralized Loan Obligations	59,795	59,371
Total	$662,268	$637,936
Marketable Equity Securities:
2025:
Preferred Stock	$8,200	$8,392
Total	$8,200	$8,392
2024:
Preferred Stock	$8,696	$8,719
Total	$8,696	$8,719
2023:
Preferred Stock	$13,595	$13,152
Total	$13,595	$13,152
Securities Held to Maturity:
2025:
Corporate Bonds	$26,750	$26,598
Total	$26,750	$26,598
2024:
Corporate Bonds	$36,750	$35,750
Total	$36,750	$35,750
2023:
Corporate Bonds	$36,750	$33,413
Total	$36,750	$33,413

    The following table sets forth the market value, maturities, and weighted average pretax yields of our investment portfolio as of December 31, 2025:

	Maturity
	Within			Over
(In Thousands)	1 Year	1-5 Years	5-10 Years	10 Years	Total
Securities Available for Sale:
U.S. Treasury and government sponsored entities
Balance	$198,035	$180,759	$9,943	$—	$388,737
Weighted average yield(1)	1.36%	3.75%	4.41%	—%	2.54%
U.S. Agency Mortgage-backed
Balance	$—	$—	$972	$3,826	$4,798
Weighted average yield(1)	—%	—%	5.28%	4.89%	4.96%
Corporate bonds
Balance	$—	$4,952	$—	$—	$4,952
Weighted average yield(1)	—%	1.50%	—%	—%	1.50%
Collateralized loan obligations
Balance	$—	$—	$8,171	$14,003	$22,174
Weighted average yield(1)	—%	—%	6.00%	5.41%	5.63%
Total
Balance	$198,035	$185,711	$19,086	$17,829	$420,661
Weighted average yield(1)	1.36%	3.69%	5.14%	5.30%	2.72%
Securities Held to Maturity
Corporate bonds
Balance	$10,016	$—	$16,582	$—	$26,598
Weighted average yield(1)	5.36%	—%	5.02%	—%	5.15%
Marketable Equity Securities
Preferred Stock
Balance	$—	$—	$—	$8,392	$8,392
Weighted average yield(1)	—%	—%	—%	6.54%	6.54%
(1) Weighted average yields have been calculated on an amortized cost basis and not on a tax-equivalent basis.

    The Company’s investment in marketable equity securities does not have a maturity date but it has been included in the over 10 years column above.
Loans and Lending Activities
All of our loans and credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness and commitments to us, including the indebtedness of any guarantor. Generally, we are permitted to make loans to one borrower of up to 15% of the unimpaired capital and surplus of the Bank. The legal lending limit for the Bank was $50.4 million at December 31, 2025. At December 31, 2025, the Company had four relationships whose total direct and indirect commitments exceeded $50.4 million; however, no individual direct relationship exceeded the loans-to-one borrower limitation.
     The Company's loans have grown significantly in recent years. Management attributes higher growth in loans in 2025 and 2024 to our ability to attract new customers through our outreach to the community.

The following table presents growth information for loans and loans excluding Paycheck Protection Program (“PPP”) loans for the periods indicated:

	Years Ended December 31,
(In Thousands)	2025	2024	2023	2022	2021	2020	Five Year Compound Growth Rate

Loans	$2,295,499	$2,129,263	$1,789,497	$1,501,785	$1,413,886	$1,444,050	10%
Less: PPP loans	93	935	2,761	7,110	118,229	304,587	NM
Loans, excluding PPP loans	$2,295,406	$2,128,328	$1,786,736	$1,494,675	$1,295,657	$1,139,463	15%
Percent change, Loans excluding PPP loans	8%	19%	20%	15%	14%

    The following table sets forth the composition of our loan portfolio by loan segment as of the dates indicated:

	December 31, 2025		December 31, 2024
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial & industrial loans	$484,390	21.1%	$437,922	20.6%
Commercial real estate:
Owner occupied properties	433,157	18.9%	418,092	19.6%
Non-owner occupied and multifamily properties	763,180	33.2%	615,662	28.8%
Residential real estate:
1-4 family residential properties secured by first liens	243,185	10.6%	270,966	12.7%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	67,116	2.9%	49,160	2.3%
1-4 family residential construction loans	39,059	1.7%	39,516	1.9%
Other construction, land development and raw land loans	173,589	7.6%	212,561	10.0%
Obligations of states and political subdivisions in the US	32,434	1.4%	29,471	1.4%
Agricultural production, including commercial fishing	47,445	2.1%	45,840	2.2%
Consumer loans	9,763	0.4%	7,638	0.4%
Other loans	2,181	0.1%	2,435	0.1%
Total portfolio loans	$2,295,499		$2,129,263

The following table presents the maturity distribution of our loan portfolio and the rate sensitivity of these loans to changes in interest rates as of December 31, 2025:

	By Maturity					Loans Over One Year By Rate Sensitivity
(In Thousands)	Within 1 Year	1-5 Years	5-15 Years	Over 15 Years	Total	Fixed Interest Rate	Variable Interest Rate
Commercial & industrial loans	$75,163	$280,564	$128,533	$—	$484,260	$88,990	$320,107
Commercial real estate	88,762	276,096	776,290	55,188	1,196,336	268,937	838,637
Residential real estate	42,747	11,428	64,630	234,279	353,084	120,542	189,795
Other construction	33,110	71,527	49,599	16,180	170,416	38,851	98,455
Consumer and other	11,025	12,169	68,209	—	91,403	40,669	39,709
Total	$250,807	$651,784	$1,087,261	$305,647	$2,295,499	$557,989	$1,486,703

Information about industry concentrations:
Management utilizes the loan segments included in the tables above within the Company's CECL methodology to assess credit risk. These segments are largely determined by type of loan collateral. The Company also separately monitors concentrations in the loan portfolio based on industries, and these industry concentration are discussed below.
The Company defines "direct exposure" to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oil producers or drilling and exploration companies, and companies who provide oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $123.4 million, or approximately 5% of loans as of December 31, 2025 have direct exposure to the oil and gas industry as compared to $99.7 million, or approximately 5% of loans as of December 31, 2024. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $88.6 million and $45.8 million at December 31, 2025 and 2024, respectively. The portion of the Company's ACL that related to the loans with direct exposure to the oil and gas industry was estimated at $1.6 million and $1.1 million as of December 31, 2025 and 2024, respectively.
    The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	December 31, 2025	December 31, 2024

Commercial & industrial loans	$113,036	$87,935
Commercial real estate:
Owner occupied properties	4,996	5,611
Non-owner occupied and multifamily properties	4,207	4,828
Other loans	1,203	1,282
Total loans	$123,442	$99,656
The Company monitors other concentrations within the loan portfolio depending on trends in the current and future estimated economic conditions. At December 31, 2025, the Company had $145.5 million, or 6% of total portfolio loans, in the Healthcare sector; $137.2 million, or 6% in the Accommodations sector; $117.6 million, or 5% of portfolio loans, in the Tourism sector; $97.9 million, or 4% in Retail loans; $89.2 million, or 4% of portfolio loans, in the Aviation (non-tourism) sector; $64.6 million, or 3% in the Restaurants and Breweries sector; and $57.6 million, or 2% in the Fishing sector.
The portion of the Company's ACL that related to the loans with exposure to these industries is estimated at the following amounts as of December 31, 2025:

(In Thousands)	Tourism	Aviation (non-tourism)	Healthcare	Retail	Fishing	Restaurants and Breweries	Accommodations	Total
ACL	$674	$810	$787	$875	$244	$471	$889	$4,750

Credit Quality and Nonperforming Assets
    The following table sets forth information regarding our nonperforming loans and total nonperforming assets for the periods indicated:

	December 31,	December 31,
(In Thousands)	2025	2024
Nonaccrual loans - Community Banking	$9,066	$4,337
Nonaccrual loans - Home Mortgage Lending	514	233
Nonaccrual loans - Specialty Finance	2,388	2,946
Nonaccrual loans - Total	11,968	7,516
Loans 90 days past due and accruing - Community Banking	—	17
Loans 90 days past due and accruing - Total	—	17
Total nonperforming loans - Community Banking	9,066	4,354
Total nonperforming loans - Home Mortgage Lending	514	233
Total nonperforming loans - Specialty Finance	2,388	2,946
Total nonperforming loans - Total	11,968	7,533
Nonperforming loans guaranteed by gov't - Community Banking	639	—
Nonperforming loans guaranteed by gov't - Total	639	—
Net nonperforming loans - Community Banking	8,427	4,354
Net nonperforming loans - Home Mortgage Lending	514	233
Net nonperforming loans - Specialty Finance	2,388	2,946
Net nonperforming loans - Total	11,329	7,533

Repossessed assets - Community Banking	—	297
Repossessed assets - Total	—	297

Nonperforming purchased receivables - Specialty Finance	67	3,768

Net nonperforming assets - Community Banking	8,427	4,651
Net nonperforming assets - Home Mortgage Lending	514	233
Net nonperforming assets - Specialty Finance	2,455	6,714
Net nonperforming assets - Total	$11,396	$11,598

Adversely classified loans, net of gov't guarantees - Community Banking	$29,447	$6,332
Adversely classified loans, net of gov't guarantees - Home Mortgage Lending	687	358
Adversely classified loans, net of gov't guarantees - Specialty Finance	3,364	2,946
Adversely classified loans, net of gov't guarantees - Total	$33,498	$9,636

Special mention loans, net of gov't guarantees - Community Banking	$10,481	$19,769
Special mention loans, net of gov't guarantees - Total	$10,481	$19,769

Nonperforming loans, net of government guarantees / portfolio loans	0.49%	0.35%
Nonperforming loans, net of government guarantees / portfolio loans, net of gov't guarantees	0.53%	0.38%
Nonperforming assets, net of government guarantees / total assets	0.35%	0.38%
Nonperforming assets, net of government guarantees / total assets net of gov't guarantees	0.36%	0.40%

Loans 30-89 days past due and accruing, net of government guarantees / portfolio loans	0.07%	0.11%
Loans 30-89 days past due and accruing, net of government guarantees /
portfolio loans, net of government guarantees	0.08%	0.11%

Allowance for credit losses for loans / portfolio loans	1.03%	1.03%
Allowance for credit losses for loans / portfolio loans, net of gov't guarantees	1.10%	1.10%
Allowance for credit losses for loans / nonperforming loans, net of gov't guarantees	210%	292%

Net loan charge-offs (recoveries) year-to-date - Community Banking	$1,429	($320)
Net loan charge-offs (recoveries) year-to-date - Specialty Finance	364	105
Net loan charge-offs (recoveries) year-to-date - Total	$1,793	($215)

Net loan charge-offs (recoveries) year-to-date / average loans, year-to-date annualized	0.08%	(0.01)%

Allowance for credit losses for purchased receivables / purchased receivables	—%	4.69%

Net purchased receivable charge-offs (recoveries) year-to-date / average
purchased receivables, year-to-date annualized	2.15%	—%

    The Company’s nonperforming assets, net of government guarantees decreased slightly to $11.4 million at December 31, 2025 as compared to $11.6 million at December 31, 2024 as some nonperforming asset were paid off or charged off in 2025 and were replaced by new nonperforming assets. There was interest income of $214,000 and $241,000 recognized in net income for 2025 and 2024, respectively, related to interest collected on nonaccrual loans whose principal had been paid down to zero.
    The following summarizes OREO activity for the periods indicated:

(In Thousands)	2025	2024	2023
Balance, beginning of the year	$—	$—	$—
Transfers from loans	—	—	273
Proceeds from the sale of other real estate owned	—	(392)	(1,079)
Gain (loss) on sale of other real estate owned, net	—	392	929
Impairment on other real estate owned	—	—	(123)
Balance, end of year	—	—	—
Government guarantees	—	—	—
Balance, end of year, net of government guarantees	$—	$—	$—

     The Company did not make any loans to facilitate the sale of OREO in 2025, 2024, or 2023. Our underwriting policies and procedures for loans to facilitate the sale of OREO are no different than our standard loan policies and procedures.
    At December 31, 2025, management had identified potential problem loans of $21.2 million as compared to potential problem loans of $1.6 million at December 31, 2024. Potential problem loans are loans which are currently performing that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual, past due, or impaired loans. The increase in potential problem loans at December 31, 2025 from December 31, 2024 was primarily due to the addition of four new potential problem relationships in 2025 that were only partially offset by paydowns to existing potential problem loans.

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
The following tables show the allocation of the ACL and the percent of loans in each category to total loans and the ratio of net loan charge-offs to average loans outstanding by loan segment for the years indicated:

	2025
		% of Loans(1)	Net loan charge-offs (recoveries) to average loans
(In Thousands)	Amount
Commercial & industrial loans	$6,707	21%	0.37%
Commercial real estate:
Owner occupied properties	2,207	19%	(0.01)%
Non-owner occupied and multifamily properties	4,440	33%	—%
Residential real estate:
1-4 family residential properties secured by first liens	5,712	11%	—%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	1,041	3%	(0.04)%
1-4 family residential construction loans	324	2%	—%
Other construction, land development and raw land loans	2,839	8%	—%
Obligations of states and political subdivisions in the US	143	1%	—%
Agricultural production, including commercial fishing	202	2%	(0.01)%
Consumer loans	114	—%	0.75%
Other loans	8	—%	—%
Total	$23,737	100%	0.08%
1Represents percentage of this category of loans to total portfolio loans.

	2024
		% of Loans(1)	Net loan charge-offs (recoveries) to average loans
(In Thousands)	Amount
Commercial & industrial loans	$5,800	24%	(0.05)%
Commercial real estate:	—
Owner occupied properties	2,944	20%	—%
Non-owner occupied and multifamily properties	3,967	29%	—%
Residential real estate:
1-4 family residential properties secured by first liens	4,364	13%	—%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	775	2%	(0.05)%
1-4 family residential construction loans	230	2%	—%
Other construction, land development and raw land loans	3,589	10%	—%
Obligations of states and political subdivisions in the US	106	1%	—%
Agricultural production, including commercial fishing	169	2%	0.04%
Consumer loans	71	—%	0.01%
Other loans	5	—%	—%
Total	$22,020	103%	(0.01)%
1Represents percentage of this category of loans to total portfolio loans.

    The ACL for loans increased to $23.7 million at December 31, 2025 compared to $22.0 million at December 31, 2024 primarily due to an increase in loan balances, net of guarantees. The Company determined that an ACL of $23.7 million, or 1.03% of portfolio loans, is appropriate as of December 31, 2025 based on our analysis of the current credit quality of the portfolio and forecasted economic conditions. The ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, as well as loan portfolio composition, quality, and duration.

The following table sets forth information regarding changes in the ACL for unfunded commitments for the years indicated:

(In Thousands)	2025	2024	2023
Balance at beginning of period	$2,310	$2,418	$1,970
Provision for credit losses	358	(108)	448
Balance at end of period	$2,668	$2,310	$2,418
    While management believes that it uses the best information available to determine the ACL, unforeseen market conditions and other events could result in an adjustment to the ACL, and net income could be significantly affected if circumstances differed substantially from the assumptions used in making the final determination of the ACL.
Purchased Receivables
    Purchased receivable balances increased at December 31, 2025 to $101.6 million from $74.1 million at December 31, 2024, and year-to-date average purchased receivable balances were $101.0 million and $38.7 million in 2025 and 2024, respectively. Purchased receivable income was $25.8 million and $7.1 million in 2025 and 2024, respectively. The increase in purchased receivable balances at December 31, 2025 and the increase in purchased receivable income as compared to the prior year is primarily due to a full year of results from SCF following the acquisition of SCF on October 31, 2024.
    The following table sets forth information regarding changes in the purchased receivable ACL for the years indicated:

(In Thousands)	2025	2024	2023
Balance at beginning of year	$3,649	$—	$—
Impact from acquisition of Sallyport Commercial Finance, LLC	—	3,524	—
Adjustment related to PCD collections payable to sellers[1]	(1,513)	—	—
Charge-offs	(2,211)	—	—
Recoveries	33	—	—
Charge-offs net of recoveries	(2,178)	—	—
Reserve for purchased receivables	42	125	—
Balance at end of year	$—	$3,649	$—
Ratio of net charge-offs to average purchased receivables during the period	2.16%	—%	—%
1Represents a reduction in the allowance for credit losses on a purchased credit deteriorated purchased receivable acquired in 2024 in connection with the SCF acquisition. Collections received during the period presented above are contractually payable to the sellers under the purchase agreement if collected within one year of the acquisition of SCF. Accordingly, the decrease in the allowance was offset by the recognition of a liability to the sellers, and no benefit was recognized in the provision for credit losses.
Deposits
    Deposits are our primary source of funds. Total deposits increased 5% to $2.81 billion at December 31, 2025 from $2.68 billion at December 31, 2024. Our deposits generally are expected to fluctuate according to the level of our market share, economic conditions, and normal seasonal trends.

    The following table sets forth the average balances outstanding and average interest rates for each major category of our deposits, for the periods indicated:

	2025		2024		2023
	Average balance	Average rate paid	Average balance	Average rate paid	Average balance	Average rate paid
(In Thousands)
Interest-bearing demand accounts	$1,192,898	1.93%	$949,105	1.97%	$809,219	1.61%
Money market accounts	195,898	1.65%	204,081	1.64%	250,072	1.28%
Savings accounts	248,459	0.55%	245,300	0.49%	278,951	0.47%
Certificates of deposit	398,141	3.22%	403,800	3.98%	276,144	3.25%
Total interest-bearing accounts	2,035,396	1.99%	1,802,286	2.18%	1,614,386	1.64%
Noninterest-bearing demand accounts	748,947		718,163		749,859
Total average deposits	$2,784,343		$2,520,449		$2,364,245

The Company's mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 86% of total deposits at December 31, 2025 and 84% at December 31, 2024.
The only deposit category with stated maturity dates is certificates of deposit. At December 31, 2025, we had $402.8 million in certificates of deposit, of which $369.2 million, or 92%, are scheduled to mature in 2026. The Company’s certificates of deposit decreased to $402.8 million during 2025 as compared to $418.4 million at December 31, 2024. The aggregate amount of certificates of deposit in amounts of $250,000 or more at December 31, 2025 and 2024, was $208.2 million and $217.1 million, respectively. The following table sets forth the amount outstanding of certificates of deposits in amounts of $250,000 or more by time remaining until maturity and percentage of total deposits as of December 31, 2025:

	Time Certificates of Deposits
	of $250,000 or More
		Percent of Total Deposits

(In Thousands)	Amount
Amounts maturing in:
Three months or less	$77,822	37%
Over 3 through 6 months	64,874	31%
Over 6 through 12 months	46,913	23%
Over 12 months	18,577	9%
Total	$208,186	100%

    The Company offers the Certificate of Deposit Account Registry Service® (CDARS®) as a member of IntraFi® NetworkSM (Network). When a Network member places a deposit using CDARS, that certificate of deposit is divided into amounts under the standard FDIC insurance maximum ($250,000) and is allocated among member banks, making the large deposit eligible for FDIC insurance. The Company had $50.0 million CDARS certificates of deposits at December 31, 2025 and $49.2 million CDARS certificates of deposits at December 31, 2024.
Uninsured deposits totaled $1.1 billion or 38% of total deposits as of December 31, 2025 compared to $1.1 billion or 40% of total deposits as of December 31, 2024.
Borrowings
FHLB: The Bank is a member of the Federal Home Loan Bank of Des Moines (the “FHLB”). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets. At December 31, 2025, our maximum borrowing line from the FHLB was approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. Based on the Company's current collateral pledged to the FHLB, less outstanding advances, the Company's borrowing line is $433.1 million as of December 31, 2025. The Company has outstanding advances of $12.8 million and $13.2 million as of December 31, 2025 and 2024, respectively, which were originated to match fund low income housing projects that qualify for long term fixed interest rates. These advances have original terms of either 18 or 20 years with 30 year amortization periods and fixed interest rates ranging from 1.23% to 3.25%. The Company paid $310,000 and $389,000 in interest on these advances in 2025 and 2024, respectively. Additionally, the Company had a short-term $9.8 million advance from the FHLB outstanding as of December 31, 2024 at an interest rate of 4.62% which resets daily. There were no additional advances outstanding as of December 31, 2025. The Company had an average short-term FHLB advances of $26.2 million in 2025 compared to an average short-term FHLB advances of $9.8 million in 2024. The Company paid $1.2 million and $528,000 in interest expense on short-term advances in 2025 and 2024, respectively.
Federal Reserve Bank:  The Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”) is holding $70 million of investment securities as collateral to secure advances made through the discount window as of December 31, 2025. There were no discount window advances outstanding at December 31, 2025 or 2024. The Company paid less than $1,000 in interest in 2025 and 2024 on this agreement.
Other Short and Long-term Borrowings:  The Company had no short or long-term borrowings outstanding other than the FHLB advances noted above as of December 31, 2025 or 2024.
The Company is subject to provisions under Alaska state law which generally limits the amount of outstanding debt to 15% of total assets or $490.6 million at December 31, 2025 and $454.1 million at December 31, 2024.
Subordinated Debentures
On December 16, 2005, the Company’s subsidiary, NST2, issued trust preferred securities in the principal amount of $10 million. As of December 31, 2025, these securities carry an interest rate of 90-day CME SOFR plus tenor spread adjustment of 0.26% plus 1.37% per annum, adjusted quarterly. The securities have a maturity date of March 15, 2036, and are callable by the Company on or after March 15, 2011. These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations. The interest cost to the Company on these securities was $594,000 in 2025 and $695,000 in 2024.  At December 31, 2025, the securities had an interest rate of 5.99%. The Company entered into an interest rate swap in the third quarter of 2017 to hedge the variability in cash flows arising out of its junior subordinated debentures, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10 million of junior subordinated debentures held under NST2 at 3.72% through its maturity date. Net of the impact of the interest rate swap, interest expense on these securities was $372,000 in 2025 and $381,000 in 2024. The Company also had interest expense of $18,000 in 2025 and $22,000 in 2024 on common securities related to junior subordinated debt.
In November of 2025, the Company issued and sold $60.0 million in aggregate principal amount of its 6.875% Fixed-to-Floating Rate Subordinated Notes due 2035 (the “Subordinated Notes”). The Subordinated Notes were issued by the Company to the purchasers at a price equal to 100% of their face amount. The Notes mature on December 1, 2035 and bear interest at a fixed rate of 6.875% per year, from November 26, 2025 to, but excluding, December 1, 2030 or the date of earlier redemption, payable semi-annually in arrears. From and including December 1, 2030 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month SOFR, plus 3.48% per annum, payable quarterly in arrears. As provided in the Subordinated Notes, the interest rate on the Subordinated Notes during the applicable floating rate period may be determined based on a rate other than three-month term SOFR. The interest cost to the Company on these debentures was $401,000 in 2025. The Company incurred debt issuance costs of $1.4 million which will amortize through December 1, 2035. The amortization expense amounted to $14,000 in 2025. Prior to December 1, 2030, the Company may redeem the Subordinated Notes, in whole but not in part, only under certain limited circumstances set forth in the indenture governing the Subordinated Notes. On or after December 1, 2030, the Company may redeem the Subordinated Notes, in whole or in part, at its option, on any interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the Subordinated Notes being redeemed, together with any accrued and unpaid interest on the Subordinated Notes being redeemed to, but excluding, the date of redemption. The Subordinated Notes are not subject to redemption at the option of the holder. Principal and interest on the Subordinated Notes are subject to acceleration only in limited circumstances in the case of certain bankruptcy and insolvency-related events with respect to the Company. The Subordinated Notes are unsecured, subordinated obligations of the Company, are not obligations of, and are not guaranteed by, any subsidiary of the Company, and rank junior in right of payment to the Company’s current and future senior indebtedness. The Subordinated Notes are intended to qualify as Tier 2 capital of the Company for regulatory capital purposes.

Liquidity and Capital Resources

    The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company. Given that the Bank currently meets and the Bank anticipates that it will continue to meet, all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards, the Company expects to continue to receive dividends from the Bank during 2026. Other available sources of liquidity for the bank holding company include the issuance of debt and the issuance of common or preferred stock. As of December 31, 2025, the Company has 40.0 million authorized shares of common stock, of which approximately 22.1 million are issued and outstanding, leaving approximately 17.9 million shares available for issuance. Additionally, the Company has 2.5 million authorized shares of preferred stock available for issuance.
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
The Company had cash and cash equivalents of $145.9 million, or 4% of total assets at December 31, 2025 compared to $62.7 million, or 2% of total assets as of December 31, 2024. The increase in cash and cash equivalents is primarily due to an increase in deposits, the issuance of subordinated debt, and the maturity available for sale investments, net of purchases in 2025. These cash proceeds were only partially offset by an increase in loans and loans held for sale and increase in purchased receivables in 2025. The Company had cumulative other comprehensive income, net of tax, of $619,000 in 2025 compared to $7.0 million cumulative other comprehensive loss, net of tax, in 2024. The increase is primarily attributable to unrealized gains and losses on available for sale securities. As of December 31, 2025, the weighted average maturity of available for sale securities is 2.0 years compared to 2.4 years at December 31, 2024. At December 31, 2025, $198.0 million available for sale securities mature within one year, $89.6 million mature in 2027, and $55.9 million mature in 2028. Our total unfunded commitments to fund loans and letters of credit at December 31, 2025 were $661.1 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. At December 31, 2025, certificates of deposit totaling $369.2 million and $28.7 million, respectively, contractually mature in 2026 and 2027, and may be withdrawn from the Bank. Similar to loans, we do not expect that these maturing certificates of deposit, or other non-maturity deposits, to be withdrawn from the Bank in a manner that will strain liquidity; however, unforeseen future circumstances or events may cause higher than anticipated withdrawal of deposits or draws of unfunded commitments to fund new loans. Management believes that cash requirements to fund future non-deposit liabilities, including operating lease liabilities, other liabilities, or borrowings as of December 31, 2025, are not material to the Company's liquidity position as of December 31, 2025.
The Company has other available sources of liquidity to fund unforeseen liquidity needs. These include borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At December 31, 2025, our liquid assets, which include investments and loans maturing within a year, were $1.06 billion. Our funds available for borrowing under our existing lines of credit were $578.6 million. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient in the foreseeable future.
    As shown in the Consolidated Statements of Cash Flows included in Part II. Item 8 of this report, net cash provided by operating activities was $139.3 million in 2025 and net cash used by operating activities was $8.7 million in 2024. In 2025, proceeds from the sale of loans held for sale net of proceeds used in originations, as well as net income were largely the source of net cash provided. In 2024, net cash was used primarily in connection with origination of loans held for sale, which was only partially offset by net income and net proceeds from the sale of loans held for sale. Net cash used by investing activities was $223.4 million in 2025 primarily due to an increase in loans and purchased receivables and purchases of available for sale securities. These uses of cash were only partially offset by proceeds from maturities and sales of investment securities. Net cash used by investing activities was $197.6 million in 2024 primarily due to increases in loans and the acquisition of SCF. Financing activities provided cash of $167.3 million in 2025 and $150.6 million in 2024, respectively. Financing activities provided cash in 2025 due to increases in deposits and the issuance of subordinated debt that were only partially offset by the repayment of borrowings and the payment of cash dividends to shareholders. Financing activities provided cash in 2024 due to increases in deposits that were only partially offset by the repayment of borrowings and the payment of cash dividends to shareholders.

    Throughout our history, the Company has periodically repurchased for cash a portion of its shares of common stock in the open market. The following table presents the amount of common shares repurchased and the weighted average price paid per share for the periods indicated:

Years Ending:	Common Shares Repurchased	Weighted Average Price
2025	—	$—
2024	60,136	$13.12
2023	834,692	$10.84
2022	1,334,896	$10.61
2021	1,117,104	$10.33
At December, 31, 2025, there were zero shares available under the previously announced stock repurchase program. The Company may continue to repurchase its stock from time-to-time depending upon market conditions, but we can make no assurances that we will continue this program and the Board of Directors has not presently authorized any repurchases of its common stock for 2026.
The table below shows the cumulative effect the repurchase of common shares since the inception of the Company on diluted earnings per share:

Years Ending:	Diluted EPS as Reported	Diluted EPS without Stock Repurchase
2025	$2.87	$2.03
2024	$1.66	$1.17
2023	$1.12	$0.81
2022	$1.32	$0.98
2021	$1.50	$1.20

Regulatory Capital Requirements: We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital.  We believe as of December 31, 2025, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.
    The table below illustrates the capital requirements in effect in 2025 for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain capital ratios for the Bank in 2026 exceeding the FDIC’s requirements for the “well-capitalized” classification. Some capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering and the $60 million in Subordinated Notes are included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our consolidated financial statements. These items are not accounted for on the Bank’s financial statements nor are they included in its capital.  As a result, the Company has $70 million more in regulatory capital than the Bank at December 31, 2025 and $10 million more at December 31, 2024, respectively, which explains most of the difference in the capital ratios for the two entities. Note that the $10 million in trust preferred securities qualifies as Tier 1 capital, and the $60 million in Subordinated Notes qualifies as Tier 2 capital for these purposes.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

December 31, 2025
Total risk-based capital	8.00%	10.00%	13.95%	12.79%
Tier 1 risk-based capital	6.00%	8.00%	10.75%	11.84%
Common equity tier 1 capital	4.50%	6.50%	10.38%	11.84%
Leverage ratio	4.00%	5.00%	8.77%	9.61%

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

    The Company is exposed to price and interest rate risks in the financial instruments and positions we hold. This includes investment securities, loans, loans held for sale, mortgage servicing rights, deposits, borrowings, and derivative financial instruments. Market risks such as foreign currency exchange risk and commodity price risk do not arise in the normal course of the Company's business, except for our limited foreign currency exposure in Canada and the United Kingdom through the acquisition of SCF in 2024.

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
    The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets (which exclude nonaccrual loans and net unearned loan fees) and interest-bearing liabilities at December 31, 2025. The amounts shown below could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition.

	Estimated maturity or repricing at December 31, 2025
(In Thousands)	Within 1 year	1-5 years	>5 years	Total
Interest -Earning Assets:
Interest bearing deposits in other banks	$109,864	$—	$—	$109,864
Investments securities and FHLB Stock	247,047	197,757	17,763	462,567
Loans	976,004	1,112,059	205,632	2,293,695
Loans held for sale	100,323	—	—	100,323
Total interest-earning assets	$1,433,238	$1,309,816	$223,395	$2,966,449
Percent of total interest-earning assets	48.32%	44.15%	7.53%	100.00%
Interest-Bearing Liabilities:
Interest-bearing demand accounts	$1,242,546	$—	$—	$1,242,546
Money market accounts	195,793	—	—	195,793
Savings accounts	250,006	—	—	250,006
Certificates of deposit	370,490	30,702	1,567	402,759
Securities sold under repurchase agreements	—	—	—	—
Borrowings	453	1,919	10,433	12,805
Subordinated debentures	—	—	68,924	68,924
Total interest-bearing liabilities	$2,059,288	$32,621	$80,924	$2,172,833
Percent of total interest-bearing liabilities	94.78%	1.50%	3.72%	100.00%
Interest sensitivity gap	($626,050)	$1,277,195	$142,471	$793,616
Cumulative interest sensitivity gap	($626,050)	$651,145	$793,616
Cumulative interest sensitivity gap as a percentage
of total interest-earning assets	(21.1)%	22.0%	26.8%

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

    The following table shows the estimated impact on net interest income under the stated interest rate scenarios:

	1st Year Change in net interest income from base scenario	Percentage change	2nd Year Change in net interest income from base scenario	Percentage change

(In Thousands)
Scenario:
Up 400 basis points	$13,239	9.31%	$38,473	25.69%
Up 300 basis points	$9,569	6.73%	$28,121	18.78%
Up 200 basis points	$6,167	4.34%	$18,227	12.17%
Up 100 basis points	$2,951	2.07%	$8,883	5.93%
Up 50 basis points	$1,464	1.03%	$4,471	2.98%
Down 50 basis points	($1,642)	(1.15)%	($4,732)	(3.16)%
Down 100 basis points	($3,135)	(2.20)%	($9,240)	(6.17)%
Down 200 basis points	($5,864)	(4.12)%	($17,979)	(12.00)%
Down 300 basis points	($8,206)	(5.77)%	($25,944)	(17.32)%
Down 400 basis points	($9,808)	(6.90)%	($31,754)	(21.20)%

    The following table shows the estimated impact on net income under the stated interest rate scenarios. The trends in the estimated impact on net income under the stated interest rate scenarios differ from the table above primarily due to the inclusion of the estimated impact of changes in other operating income and expense related to mortgage banking activities:

	1st Year Change in net income from base scenario	Percentage change	2nd Year Change in net income from base scenario	Percentage change

(In Thousands)
Scenario:
Up 400 basis points	$5,144	11.73%	$25,079	50.33%
Up 300 basis points	$3,573	8.15%	$18,230	36.59%
Up 200 basis points	$2,214	5.05%	$11,742	23.57%
Up 100 basis points	$1,003	2.29%	$5,689	11.42%
Up 50 basis points	$466	1.06%	$2,841	5.70%
Down 50 basis points	($261)	(0.60)%	($2,702)	(5.42)%
Down 100 basis points	$181	0.41%	($4,642)	(9.32)%
Down 200 basis points	$683	1.56%	($8,889)	(17.84)%
Down 300 basis points	$1,489	3.40%	($12,524)	(25.13)%
Down 400 basis points	$2,882	6.57%	($14,456)	(29.01)%

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Northrim BanCorp, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Credit Losses – Loans

Critical Audit Matter Description

As described in Note 1 and Note 5 to the consolidated financial statements, the Company’s allowance for credit losses – loans was $23.7 million at December 31, 2025. The allowance for credit losses – loans is management’s best estimate of current expected credit losses in its loan portfolio. The estimate of current expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of loans. Historical loss experience is the starting point for estimating expected credit losses. The quantitative portion of the allowance for credit losses – loans is derived using either the discounted cash flow method or weighted average remaining life method, depending on the nature and size of the loan pool, and the Company also considers the effects of qualitative factors in its calculation of expected losses in the loan portfolio. The qualitative factor methodology is based on quantitative metrics, but also includes a high degree of subjectivity and changes in certain metrics could have a significant impact on the allowance calculation.

We identified management’s estimation and application of the forecast of economic conditions used in the calculation of the probability of default and management’s qualitative factors used to estimate the expected loss rate in the allowance for credit losses – loans as a critical audit matter.

The forecast of economic conditions component of the allowance for credit losses - loans is used to compare the conditions that existed during the historical period to current conditions and future expectations, and to make adjustments to the historical data loss rates accordingly. The qualitative factors are management’s best estimate of the adjustments required for additional risk expected in each loan pool. Auditing management’s judgments regarding the application of forecast of economic conditions and qualitative adjustments involved significant audit effort, as well as especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included evaluating the design and testing the operating effectiveness of internal controls relating to management’s calculation of the allowance for credit losses – loans, including controls over the reasonableness of the forecast of economic conditions and qualitative factors used in the estimation of the expected loss rate. Our audit procedures related to the critical audit matter included the following, among others:

•Obtaining management’s analysis and supporting documentation related to the forecast of economic conditions and testing whether the forecast of economic conditions and other key assumptions used in the calculation of the allowance for credit losses - loans are reasonable and supportable based on the analysis provided by management;
•Evaluating the methodology and the reasonableness of assumptions used by management to estimate the forecast of economic conditions and qualitative factors and testing whether these factors were applied to the calculation appropriately;
•Evaluating the relevance and reliability of the data used by management to estimate the qualitative factors used in the calculation of the allowance for credit losses – loans; and
•Developing an independent expectation of the qualitative adjustments using a combination of internal and external data and comparing the expected balance to the Company’s recorded amounts.

/s/ Baker Tilly US, LLP

Portland, Oregon
March 6, 2026

We have served as the Company’s auditor since 2010.

CONSOLIDATED FINANCIAL STATEMENTS

NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$36,042	$42,101
Interest bearing deposits in other banks	109,864	20,635
Marketable equity securities	8,392	8,719
Investment securities available for sale, at fair value	420,661	478,617
Investment securities held to maturity, at amortized cost	26,750	36,750
Investment in Federal Home Loan Bank stock	6,764	5,331
Loans held for sale	100,323	59,957
Loans	2,295,499	2,129,263
Allowance for credit losses, loans	(23,737)	(22,020)
Net loans	2,271,762	2,107,243
Purchased receivables, net	101,642	74,078
Mortgage servicing rights, at fair value	27,474	26,439
Premises and equipment, net	39,692	37,757
Operating lease right-of-use assets	5,911	7,455
Goodwill	49,874	50,018
Other intangible assets, net	950	950
Other assets	84,172	85,819
Total assets	$3,290,273	$3,041,869
LIABILITIES
Deposits:
Demand	$721,925	$706,225
Interest-bearing demand	1,242,546	1,108,404
Savings	250,006	250,900
Money market	195,793	196,290
Certificates of deposit less than $250,000	104,505	201,296
Certificates of deposit $250,000 and greater	298,254	217,074
Total deposits	2,813,029	2,680,189
Borrowings	12,805	23,045
Subordinated debentures	68,924	10,310
Operating lease liabilities	5,941	7,487
Other liabilities	63,030	53,722
Total liabilities	2,963,729	2,774,753
COMMITMENTS AND CONTINGENCIES (NOTE 19)
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.25 par value, 40,000,000 shares authorized, 22,111,637 and 22,072,840 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	5,528	5,518
Additional paid-in capital	10,822	9,311
Retained earnings	309,575	259,311
Accumulated other comprehensive income (loss), net of tax	619	(7,024)
Total shareholders' equity	326,544	267,116
Total liabilities and shareholders' equity	$3,290,273	$3,041,869
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31, 2025, 2024, and 2023

(In Thousands, Except Share and Per Share Data)	2025	2024	2023
Interest and Dividend Income
Interest and fees on loans and loans held for sale	$160,146	$134,739	$108,612
Interest on investment securities available for sale	11,482	13,756	15,833
Dividends on marketable equity securities	552	876	766
Interest on investment securities held to maturity	1,869	1,892	1,893
Dividends on Federal Home Loan Bank stock	586	314	203
Interest on deposits in other banks	3,743	2,342	4,644
Total Interest Income	178,378	153,919	131,951
Interest Expense
Interest expense on deposits	40,456	39,347	26,511
Interest expense on borrowings	1,508	986	1,784
Interest expense on subordinated debentures	805	403	400
Total Interest Expense	42,769	40,736	28,695
Net Interest Income	135,609	113,183	103,256
Provision for credit losses	3,910	3,293	3,842
Net Interest Income After Provision for Credit Losses	131,699	109,890	99,414
Other Operating Income
Mortgage banking income	25,237	24,002	12,763
Purchased receivable income	25,806	7,146	4,482
Gain on sale by Pacific Wealth Advisors	14,486	—	—
Bankcard fees	4,675	4,366	3,862
Service charges on deposit accounts	2,986	2,348	2,044
Unrealized gain on marketable equity securities	169	465	120
Gain on sale of available for sale securities, net	1	—	—
Gain on sale of marketable equity securities, net	—	112	—
Other income	3,843	3,602	3,104
Total Other Operating Income	77,203	42,041	26,375
Other Operating Expense
Salaries and other personnel expense	78,337	67,847	61,741
Data processing expense	13,125	10,986	9,821
Occupancy expense	7,822	7,609	7,394
Professional and outside services	4,681	4,351	3,128
Marketing expense	3,728	3,028	2,929
Insurance expense	3,212	2,961	2,519
Compensation expense - SCF acquisition payments	2,333	—	—
Intangible asset amortization expense	—	—	17
OREO (income) expense, net of rental income and gains on sale	(11)	(385)	(794)
Other operating expense	11,156	8,540	7,426
Total Other Operating Expense	124,383	104,937	94,181
Income Before Provision for Income Taxes	84,519	46,994	31,608
Provision for income taxes	19,911	10,023	6,214
Net Income	$64,608	$36,971	$25,394
Earnings Per Share, Basic	$2.92	$1.68	$1.13
Earnings Per Share, Diluted	$2.87	$1.66	$1.12
Weighted Average Shares Outstanding, Basic	22,088,891	22,011,188	22,405,884
Weighted Average Shares Outstanding, Diluted	22,485,351	22,335,932	22,645,840
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2025, 2024, and 2023
2010

(In Thousands)	2025	2024	2023
Net income	$64,608	$36,971	$25,394
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding gains arising during the period	$10,921	$12,741	$17,755
Reclassification of net gains included in net income (net of tax expense of $1, $0, and $0 in 2025, 2024, and 2023,
respectively)	(1)	—	—
Derivatives and hedging activities:
Unrealized holding gains (losses) during the period	(341)	411	(88)
Foreign currency translation income	71	—	—
Income tax expense related to unrealized gains	(3,007)	(3,739)	(5,023)
Other comprehensive income, net of tax	7,643	9,413	12,644
Comprehensive income	$72,251	$46,384	$38,038

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2025, 2024, and 2023

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Par Value
(In Thousands)
Balance at January 1, 2023	22,803	$5,701	$17,784	$224,225	($29,081)	$218,629
Cash dividend declared	—	—	—	(13,582)	—	(13,582)
Stock-based compensation expense	—	—	937	—	—	937
Exercise of stock options and vesting of restricted stock units, net	84	21	(281)	—	—	(260)
Repurchase of common stock	(836)	(209)	(8,835)	—	—	(9,044)
Other comprehensive income, net of tax	—	—	—	—	12,644	12,644
Net income	—	—	—	25,394	—	25,394
Balance at December 31, 2023	22,051	$5,513	$9,605	$236,037	($16,437)	$234,718
Cash dividend declared	—	—	—	(13,697)	—	(13,697)
Stock-based compensation expense	—	—	913	—	—	913
Exercise of stock options and vesting of restricted stock units, net	80	20	(433)	—	—	(413)
Repurchase of common stock	(60)	(15)	(774)	—	—	(789)
Other comprehensive income, net of tax	—	—	—	—	9,413	9,413
Net income	—	—	—	36,971	—	36,971
Balance at December 31, 2024	22,071	$5,518	$9,311	$259,311	($7,024)	$267,116
Cash dividend declared	—	—	—	(14,344)	—	(14,344)
Stock-based compensation expense	—	—	1,734	—	—	1,734
Exercise of stock options and vesting of restricted stock units, net	41	10	(223)	—	—	(213)
Other comprehensive income, net of tax	—	—	—	—	7,643	7,643
Net income	—	—	—	64,608	—	64,608
Balance at December 31, 2025	22,112	$5,528	$10,822	$309,575	$619	$326,544

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2025, 2024, and 2023

(In Thousands)	2025	2024	2023
Operating Activities:
Net income	$64,608	$36,971	$25,394
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on sale of securities, net	(1)	(112)	—
Depreciation and amortization of premises	3,534	3,610	3,294
Amortization of debt issuance costs	14	—	—
Intangible asset amortization	—	—	17
Amortization of investment security premium, net of discount accretion	(37)	368	483
Unrealized (gain) on marketable equity securities	(169)	(465)	(120)
Deferred tax (income) expense	(1,506)	(152)	580
Stock-based compensation	1,734	913	937
Deferral of loan fees and amortization, net of costs	977	631	(54)
Provision for credit losses	3,910	3,293	3,842
Origination of home mortgage servicing rights carried at fair value	(4,817)	(4,748)	(3,616)
Purchases of home mortgage servicing rights carried at fair value	—	(2,328)	—
Change in fair value of home mortgage servicing rights carried at fair value	3,782	201	2,687
Change in fair value of commercial servicing rights carried at fair value	334	52	62
Gain on sale of loans	(16,777)	(13,994)	(7,828)
Proceeds from the sale of loans held for sale	851,911	595,164	379,546
Origination of loans held for sale	(776,032)	(609,153)	(376,154)
Gain on sale of other real estate owned	—	(392)	(929)
Impairment on other real estate owned	—	—	123
Gain on sale of Pacific Wealth Advisors	(14,486)	—	—
Net changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	(1,040)	456	(2,021)
Decrease (increase) in other assets	23,462	(13,503)	5,347
(Decrease) increase in other liabilities	(64)	(5,539)	7,185
Net Cash Provided (Used) by Operating Activities	139,337	(8,727)	38,775
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(96,439)	(49,464)	(26,030)
Purchases of marketable equity securities	—	(1,964)	(2,297)
Purchases of FHLB stock	(22,584)	(32,353)	(5,703)
Proceeds from sales/calls/maturities of securities available for sale	165,367	221,159	82,398
Proceeds from sales of marketable equity securities	481	6,973	—
Proceeds from calls/maturities of securities held to maturity	10,000	—	—
Proceeds from redemption of FHLB stock	21,151	30,002	6,539
(Increase) decrease in purchased receivables, net	(27,606)	10,672	(16,848)
Increase in loans, net	(268,474)	(341,764)	(287,893)
Proceeds from sale of other real estate owned	—	392	1,079
Sallyport Commercial Finance, LLC acquisition, net of cash received	144	(40,658)	—
Purchases of premises and equipment	(5,469)	(620)	(6,166)
Net Cash Used by Investing Activities	(223,429)	(197,625)	(254,921)
Financing Activities:
Increase (decrease) in deposits	132,840	195,134	97,844
Proceeds from borrowings	562,910	697,553	194,500
Repayments of borrowings	(573,150)	(728,390)	(194,920)
Proceeds from the issuance of subordinated debt	60,000	—	—
Payment of debt issuance costs	(1,400)	—	—
Proceeds from the issuance of common stock	609	801	555
Repurchase of common stock	—	(789)	(9,044)
Cash dividends paid	(14,547)	(13,751)	(13,609)
Net Cash Provided by Financing Activities	167,262	150,558	75,326
Net Change in Cash and Cash Equivalents	83,170	(55,794)	(140,820)
Cash and Cash Equivalents at Beginning of Year	62,736	118,530	259,350
Cash and Cash Equivalents at End of Year	$145,906	$62,736	$118,530

Supplemental Information:
Income taxes paid	$17,591	$6,720	$2,031
Interest paid	$42,555	$40,482	$28,547
Noncash commitments to invest in Low Income Housing Tax Credit Partnerships	$13,407	$—	$14,273
Transfer of loans to other real estate owned	$—	$—	$273
Non-cash lease liability arising from obtaining right of use assets	$—	$250	$423
Cash dividends declared but not paid	$203	$101	$110
Acquisitions:
Assets acquired	$—	$66,129	$—
Liabilities assumed	$—	($41,275)	$—
Pre-existing debt settlement	$—	$12,000	$—

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -    Summary of Significant Accounting Policies
Nature of Operations: Northrim BanCorp, Inc. (the “Company”), is a publicly traded bank holding company headquartered in Anchorage, Alaska that is primarily engaged in the delivery of business and personal banking services through its wholly-owned banking subsidiary, Northrim Bank (“the Bank”). The Bank also engages in retail mortgage origination services through its wholly-owned subsidiary, Residential Mortgage, LLC (“RML”). In addition, the Bank also engages in specialty finance activities through a division of the Bank, Northrim Funding Services (“NFS”), which operates a factoring division in Bellevue, Washington, and through the Bank's wholly-owned subsidiary, Sallyport Commercial Finance, LLC (“SCF”), which provides factoring, asset based lending and alternative working capital solutions to small and medium sized enterprises in the United States, Canada, and the United Kingdom. The Company completed the acquisition of SCF on October 31, 2024. SCF holds a 100% interest in Sallyport Commercial Finance CAN, LLC, and a 40% interest in Sallyport Commercial Finance LTD (“SCF LTD”). Sallyport Commercial Finance ULC (“SCF CAN”), a wholly-owned subsidiary of Sallyport Commercial Finance CAN, LLC, and SCF LTD offer the same products and services as SCF, but they operate in Canada and the United Kingdom, respectively.
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
Consolidation: The accompanying consolidated financial statements include the accounts of the Company, the Bank, RML, SCF, and Northrim Investment Services Company (“NISC”). Significant intercompany balances have been eliminated in consolidation. As of December 31, 2025, the Company had one wholly-owned business trust subsidiary, Northrim Statutory Trust 2 (“Trust 2”), that was formed to issue trust preferred securities and related common securities of Trust 2. The Company has not consolidated the accounts of Trust 2 in its consolidated financial statements in accordance with U.S. GAAP. As a result, the junior subordinated debentures issued by the Company to Trust 2 are reflected on the Company’s consolidated balance sheet as junior subordinated debentures.
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
As of December 31, 2025, the Company owns a 100% interest in RML and a 100% interest in SCF and consolidates these entities into its financial statements.

The Company owns a 21% interest in Pacific Wealth Advisors, LLC (“PWA”), a 40% interest in SCF LTD, and owned a 30% interest in Homestate prior to its dissolution in 2023, and these investments are accounted for as equity method investments. The Company does not consolidate the balance sheets and income statements of PWA, Homestate, or SCF LTD into its financial statements. The Company has determined that PWA and Homestate are not VIEs. The Company has determined that SCF LTD is a VIE. However, the Company does not have a controlling interest in SCF LTD and therefore does not consolidate SCF LTD's operations into its financial statements. The Company's portion of the results of PWA, SCF LTD, and Homestate, prior to its dissolution in 2023, are included in “Other income” in our Consolidated Statements of Income. Investments in low income housing tax credit companies are presented on a one-line basis in the caption “Other assets” in our Consolidated Balance Sheets.
Operating Segments: Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance. The Company uses the "management approach" in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company's CODM for making operating decisions and assessing performance as the source for determining the Company's reportable segments. Management, including the CODM, review operating results by the revenue of different services. For the year ended December 31, 2025 and 2024, the Company has three operating business lines; Community Banking, Home Mortgage Lending, and Specialty Finance. Information about the Company's reportable segments is included in Note 26.
Stock split: Effective September 18, 2025 the Company effected a four-for-one forward stock split of its common stock, a proportionate increase in the number of authorized shares of the common stock from 10,000,000 to 40,000,000, and a proportionate decrease in the par value of the common stock from $1.00 per share to $0.25 per share. All share, equity award, and per share amounts presented throughout this report have been retroactively adjusted to reflect the common stock split.
Reclassifications: Certain reclassifications have been made to prior year amounts to maintain consistency with the current year with no impact on net income or total shareholders’ equity.
Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2025 for potential recognition or disclosure.
Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with other banks, federal funds sold, and securities with original maturities of less than 90 days at acquisition.
Equity Securities: Marketable equity securities are stated at fair value. Changes in fair value are included in “Unrealized gain (loss) on marketable equity securities” in our Consolidated Statements of Income.
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

The ACL on held to maturity securities is estimated on a collective basis by major security type. At December 31, 2025, the Company’s held to maturity securities consisted of investments in corporate bonds. Expected credit losses for these securities are estimated using a discounted cash flow (“DCF”) methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

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

Loans guaranteed by the U.S. government ASC 326 requires credit enhancements that mitigate credit losses, such as the U.S. government guarantees, to be considered in estimating credit losses. These guarantees are considered “embedded” and, therefore, are considered when estimating credit loss on loans guaranteed by the U.S. government. Given that the loans are fully guaranteed by the U.S. government and absent any specific loss information on any of our guaranteed loans, the Company does not carry an ACL on its portion of loans guaranteed by the U.S. government.

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
The Company generates revenue from factoring services by purchasing trade receivables from customers at a discount. This revenue is included in Purchased Receivable Income on the Company's Consolidated Statements of Income. Purchased receivable income represents factoring fees earned for providing financing, credit administration, and collection services. Purchased receivable income is recognized at the point in time when control of the receivable is transferred to the Company and the related services are substantially complete, which generally occurs upon purchase of the receivable.

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
Advertising: Advertising, promotion, and marketing costs are expensed as incurred. The Company reported total expenses in these areas of $3.7 million, $3.0 million, and $2.9 million for each of the years ending December 31, 2025, 2024, and 2023, respectively.
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
Earnings Per Share: Earnings per share is calculated using the weighted average number of shares and dilutive common stock equivalents outstanding during the period. Stock options and restricted stock units, as described in Note 22 of the notes to the Company's Consolidated Financial Statements included in Part II. Item 8 of this report, are considered to be common stock equivalents. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were no anti-dilutive shares outstanding related to options to acquire common stock in 2025, 2024, or 2023.
    Information used to calculate earnings per share was as follows:

(In Thousands)	2025	2024	2023
Net income	$64,608	$36,971	$25,394
Basic weighted average common shares outstanding	22,089	22,011	22,406
Dilutive effect of potential common shares from awards granted under equity incentive program	396	325	240
Total	22,485	22,336	22,646
Earnings per common share
Basic	$2.92	$1.68	$1.13
Diluted	$2.87	$1.66	$1.12

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
    At December 31, 2025 and 2024, the Company had $697.0 million and $690.0 million, respectively, in commercial and construction loans. Additionally, the Company continues to have a concentration in large borrowing relationships. At December 31, 2025, 20% of the Company’s loan portfolio is attributable to 28 large borrowing relationships. The Company has additional unfunded commitments to these borrowers of $176.5 million at December 31, 2025.
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
Recent Accounting Pronouncements
Accounting pronouncements implemented in 2025
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 improve transparency of income tax disclosures related to rate reconciliation and income taxes paid disclosures by requiring consistent categories and greater disaggregation of information in rate reconciliation, and by requiring disclosure of income taxes paid disaggregated by jurisdiction. The amendments in ASU 2023-09 allow investors to better assess, in their capital allocation decisions, how an entity's worldwide operations and related tax risks and tax planning and operations opportunities affect its income tax rate and prospects for future cash flow. ASU 2023-09 is effective for the Company for fiscal years beginning after December 15, 2024 and may be applied on a prospective or retrospective basis. The Company adopted ASU 2023-09 on December 31, 2025, and the adoption expands our disclosures around income taxes.
In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). ASU 2024-02 contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Concepts Statements to provide guidance in certain topical areas. FASB Concepts Statement are nonauthoritative. Removing all references to Concepts Statements in the guidance is intended to simplify the Codification and draw a distinction between authoritative and nonauthoritative literature. ASU 2024-02 is effective for the Company for fiscal years beginning after December 15, 2024 and may be applied on a prospective or retrospective basis. The Company adopted ASU 2024-02 on January 1, 2025, and the adoption did not have a material impact on the Company's consolidated financial statements.
In July 2025, the FASB issued ASU 2025‑05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025‑05”). ASU 2025‑05 is intended to reduce the cost and complexity of applying the CECL model to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The amendments introduce (i) a practical expedient available to all entities and (ii) an accounting policy election available to entities other than public business entities that also elect the practical expedient. Under the practical expedient, an entity may assume that current conditions as of the balance sheet date do not change over the remaining life of current accounts receivable and current contract assets. This simplifies the estimate of expected credit losses for short‑term assets by reducing the need to incorporate detailed forward‑looking macroeconomic forecasts that stakeholders indicated were costly to develop and had limited effect on loss estimates for these assets. ASU 2025‑05 is effective for annual and interim periods beginning after December 15, 2025, with early adoption permitted. The amendments apply only to current receivables and contract assets. The Company adopted ASU 2025-05 on December 31, 2025, and the adoption did not have a material impact on the Company's consolidated financial statements.

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
In November 2025, the FASB issued ASU 2025‑08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans ("ASU 2025-08"). The amendments in ASU 2025‑08 are intended to simplify and improve the accounting for acquired loans under the CECL model by expanding the use of the “gross‑up” approach currently applied only to PCD assets. Under prior generally accepted accounting principles, entities were required to distinguish between PCD and non‑PCD acquired loans, resulting in differing Day 1 accounting and concerns about complexity, comparability, and perceived double‑counting of credit losses for non‑PCD loans. ASU 2025‑08 creates a new category of “purchased seasoned loans,” defined as acquired loans—in a business combination or acquired more than 90 days after origination—other than credit cards, that meet certain criteria. These loans must now be accounted for using the gross‑up approach. This method requires an entity to recognize an allowance for expected credit losses at the acquisition date with a corresponding increase to the loan’s amortized cost basis, eliminating Day 1 credit loss expense while reducing subsequent interest income. Existing guidance for PCD assets remains unchanged. ASU 2025‑08 is effective for the Company for interim and annual reporting periods beginning after December 15, 2026 and must be applied prospectively to loans acquired after the adoption date. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025‑08 but does not expect the adoption to have a material effect on its consolidated financial statements.
In November 2025, FASB issued ASU 2025‑09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025‑09”). The amendments in ASU 2025‑09 clarify and expand certain aspects of hedge accounting to better align financial reporting with the economics of an entity’s risk‑management activities. The ASU addresses stakeholder feedback following the implementation of prior hedge accounting guidance and issues arising from the global transition away from LIBOR. The amendments include targeted improvements across several areas of hedge accounting. Among the key changes, ASU 2025‑09 (i) expands the ability to aggregate forecasted transactions with similar risk exposures in cash flow hedges, (ii) introduces a model that facilitates hedge accounting for forecasted interest payments on “choose‑your‑rate” debt instruments, (iii) broadens hedge accounting for forecasted purchases and sales of nonfinancial assets, and (iv) updates guidance related to net written options used as hedging instruments. These improvements are intended to reduce complexity, increase consistency, and enhance the decision‑usefulness of hedge accounting outcomes. ASU 2025‑09 is effective for the Company for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025‑09 and does not expect the adoption to have a material effect on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements (“ASU 2025‑11”). The amendments are intended to improve the clarity and navigability of interim reporting requirements within Topic 270 by clarifying when interim reporting guidance applies, enhancing the organization of required interim disclosures, and specifying the form and content of interim financial statements. The guidance responds to stakeholder feedback that existing interim reporting requirements were difficult to navigate because of the historical origins and accumulated amendments within Topic 270. ASU 2025‑11 adds a disclosure principle requiring entities to disclose events that occur after the end of the most recent annual reporting period that have a material impact on the entity. The amendments also introduce a comprehensive list of required interim disclosures drawn from various Codification topics and clarify the presentation requirements for interim financial statements, including condensed financial statements and accompanying footnotes. Importantly, the ASU does not change the fundamental nature of interim reporting nor expand or reduce existing disclosure requirements; rather, it improves clarity and consistency across entities that issue interim financial statements in accordance with generally accepted accounting principles. ASU 2025‑11 is effective for the Company for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2025‑11 and does not expect the adoption to have a material effect on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025‑12, Codification Improvements (“ASU 2025‑12”). This Update is part of the FASB’s ongoing project to address stakeholder‑identified issues in the Accounting Standards Codification. The amendments consist of technical corrections, clarifications, and other incremental improvements intended to enhance the clarity, consistency, and usability of U.S. GAAP. These Codification improvements are not expected to significantly affect current accounting practices or impose substantial costs on most entities. The amendments span a wide range of Topics and include clarifications to diluted earnings‑per‑share calculations, updates to disclosure requirements for certain lease receivables, refinements to the calculation of reference amounts for beneficial interests, clarification of permissible methods for treasury stock retirements, and guidance regarding the transfer and measurement of receivables arising from contracts with customers. Although the updates are largely non‑substantive, certain clarifications may affect how entities apply existing guidance where the prior Codification language was ambiguous or inconsistent. ASU 2025‑12 is effective for the Company for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025‑12 and does not expect the adoption to have a material effect on its consolidated financial statements.

NOTE 2 - Business Combinations
On October 31, 2024, the Company completed the acquisition of 100% of the equity interest in SCF in a cash transaction that is valued at approximately $53.9 million. The primary reason for the acquisition was to expand the Company's presence in the specialty finance industry. SCF provides factoring, asset based lending, and alternative working capital solutions to small and medium sized enterprises in the United States, and, to a lesser extent, in Canada and the United Kingdom through its subsidiaries. SCF operates as a wholly-owned subsidiary, and is expected to complement the products currently offered by NFS, a factoring division of the Bank.
The consideration transferred or transferable to the former owners of SCF and the assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting and were recorded at their estimated fair values as of the October 31, 2024 acquisition date. The Company paid $47.9 million in cash on October 31, 2024 when the acquisition was completed. The Company had pre-existing loans to SCF which totaled $12 million. The fair value of these loans approximate their carrying value, and as a result of the acquisition, the loans were effectively settled at their carrying value, resulting in no gain or loss. The fair value of the loans were considered as part of the total purchase consideration in the transaction. Estimated fair values recorded in the transaction are subject to change for up to one year after the closing date of the acquisition. The application of the acquisition method of accounting resulted in the recognition of goodwill in the amount of $35.0 million. No other intangibles were identified. In February 2025, in accordance with the terms of the purchase agreement, the Company determined the final value of consideration transferred to the former owners of SCF. The final value of consideration transferred decreased $144,000 to $47.7 million from $47.9 million which decreased goodwill to $34.9 million.
The former owners of SCF (the “sellers”) will receive additional cash proceeds (the “earn-out payments”) of up to $6 million. The earn-out payments of $2 million per year are payable on each of the first three anniversaries of the closing date, and the first payment of $2 million was made in the fourth quarter of 2025. The purchase agreement provides for the these earn-out payments to be paid to the sellers in future periods, provided that certain principal employees of SCF, including certain of the sellers, have not been terminated for cause or terminated their employment for good reason. The earn-out payments have not been included in acquisition consideration and will be expensed when incurred as compensation expense in future periods.

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

(In Thousands, except per share data)	December 31, 2024
	(Unaudited)
	Company	SCF[1]	Pro Forma Adjustments[2]	Pro Forma Combined
Net interest and other income	$155,224	$12,900		$168,124
Net income	36,971	4,224	(1,201)	39,994
Earnings Per Share, Basic	$1.68			$1.82
Earnings Per Share, Diluted	$1.66			$1.79
Weighted Average Shares Outstanding, Basic	22,011,188			22,011,188
Weighted Average Shares Outstanding, Diluted	22,335,932			22,335,932

	December 31, 2023
	(Unaudited)
Net interest and other income	$129,631	$15,399		$145,030
Net income	25,394	7,258	(2,063)	30,589
Earnings Per Share, Basic	$1.13			$1.37
Earnings Per Share, Diluted	$1.12			$1.35
Weighted Average Shares Outstanding, Basic	22,405,884			22,405,884
Weighted Average Shares Outstanding, Diluted	22,645,840			22,645,840
1SCF represents results from January 1 to October 31 for 2024 and represents results from January 1 to December 31, for 2023.
2Proforma adjustments include a provision for income taxes using the Company's statutory rate.

NOTE 3 – Cash and Due from Banks
    The Company is required to maintain a $100,000 and $30,000 balance with a correspondent bank to collateralize the initial margin and the fair value exposure of one of its interest rate swaps, respectively, at December 31, 2025 and 2024.

NOTE 4 - Interest Bearing Deposits in Other Banks
    All interest bearing deposits in other banks have a maturity of one year or less.  Balances at December 31 for the respective years are as follows:

(In Thousands)	2025	2024
Interest bearing deposits at Federal Reserve Bank	$105,919	$20,364
Interest bearing deposits at FHLB	3,796	141
Other interest bearing deposits at other institutions	149	130
Total	$109,864	$20,635

NOTE 5 - Investment Securities
Marketable Equity Securities
The Company held marketable equity securities with fair values of $8.4 million and $8.7 million at December 31, 2025 and 2024, respectively. The gross realized and unrealized gains (losses) recognized on marketable equity securities in other operating income in the Company's Consolidated Statements of Income for the periods indicated were as follows:

(In Thousands)	2025	2024	2023
Unrealized gain (loss) on marketable equity securities	$169	$465	$120
Gain on sale of marketable equity securities, net	—	112	—
Total	$169	$577	$120
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

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2025
Securities available for sale
U.S. Treasury and government sponsored entities	$389,391	$1,717	($2,371)	$—	$388,737
U.S. Agency mortgage-backed securities	4,797	1	—	—	4,798
Corporate bonds	5,003	—	(51)	—	4,952
Collateralized loan obligations	22,141	33	—	—	22,174
Total securities available for sale	$421,332	$1,751	($2,422)	$—	$420,661
December 31, 2024
Securities available for sale
U.S. Treasury and government sponsored entities	$444,370	$294	($11,733)	$—	$432,931
Corporate bonds	9,009	9	(223)	—	8,795
Collateralized loan obligations	36,827	66	(2)	—	36,891
Total securities available for sale	$490,206	$369	($11,958)	$—	$478,617

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Securities held to maturity
Corporate bonds	$26,750	$426	($578)	$26,598
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$26,750	$426	($578)	$26,598
December 31, 2024
Securities held to maturity
Corporate bonds	$36,750	$175	($1,175)	$35,750
Allowance for credit losses	—	—	—	—
Total securities held to maturity, net of ACL	$36,750	$175	($1,175)	$35,750

    Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2025 and 2024, were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2025
Securities Available for Sale
U.S. Treasury and government sponsored entities	$19,992	($8)	$236,387	($2,363)	$256,379	($2,371)
Corporate bonds	—	—	4,592	(51)	4,592	(51)
Total	$19,992	($8)	$240,979	($2,414)	$260,971	($2,422)
2024
Securities Available for Sale
U.S. Treasury and government sponsored entities	$44,262	($422)	$358,446	($11,311)	$402,708	($11,733)
Corporate bonds	—	—	4,786	(223)	4,786	(223)
Collateralized loan obligations	—	—	4,993	(2)	4,993	(2)
Total	$44,262	($422)	$368,225	($11,536)	$412,487	($11,958)

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

At December 31, 2025 and 2024, there were two and four available for sale securities in an unrealized loss position without an ACL, respectively, that have been in a loss position for less than twelve months. There were 27 and 40 available for sale securities without an ACL with unrealized losses at December 31, 2025 and 2024, respectively, that have been at a loss position for more than twelve months. At both December 31, 2025 and 2024, there were zero held to maturity securities in an unrealized loss position without an ACL that have been in a loss position for less than twelve months. At December 31, 2025 and 2024, there were two and three held to maturity securities in an unrealized loss position without an ACL, respectively, that have been in a loss position for more than twelve months. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2025, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company's Consolidated Statements of Income.

    At December 31, 2025 and 2024, $210.3 million and $177.4 million in securities were pledged for deposits and borrowings, respectively.

    The amortized cost and fair values of available for sale and held to maturity debt securities at December 31, 2025, are distributed by contractual maturity as shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value	Weighted Average Yield
U.S. Treasury and government sponsored entities
Within 1 year	$200,029	$198,035	1.36%
1-5 years	179,683	180,759	3.75%
5-10 years	9,679	9,943	4.41%
Total	$389,391	$388,737	2.54%
U.S. Agency mortgage-backed securities
5-10 years	$972	$972	5.28%
Over 10 years	3,825	3,826	4.89%
Total	$4,797	$4,798	4.96%
Corporate bonds
Within 1 year	$10,000	$10,016	5.36%
1-5 years	5,003	4,952	1.50%
5-10 years	16,750	16,249	5.02%
Total	$31,753	$31,217	4.58%
Collateralized loan obligations
5-10 years	$8,141	$8,171	6.00%
Over 10 years	14,000	14,003	5.41%
Total	$22,141	$22,174	5.63%

    The proceeds and resulting gains and losses, computed using specific identification, from sales of investment securities for the years ending December 31, 2025, 2024, and 2023, respectively, are as follows:

(In Thousands)	Proceeds	Gross Gains	Gross Losses
2025
Available for sale securities	$1,446	$—	($1)
2024
Available for sale securities	$—	$—	$—
2023
Available for sale securities	$—	$—	$—

    A summary of interest income for the years ending December 31, 2025, 2024, and 2023 on available for investment securities is as follows:

(In Thousands)	2025	2024	2023
U.S. Treasury and government sponsored entities	$9,368	$9,810	$11,074
U.S. Agency mortgage-backed securities	173	—	—
Other	1,941	3,943	4,741
Total taxable interest income	$11,482	$13,753	$15,815
Municipal securities	$—	$3	$18
Total tax-exempt interest income	$—	$3	$18
Total	$11,482	$13,756	$15,833

NOTE 6 - Loans and Allowance for Credit Losses
Loans Held for Sale
Loans held for sale are comprised entirely of 1-4 family residential mortgage loans as of December 31, 2025 and 2024.
Loans Held for Investment
The following table presents amortized cost and unpaid principal balance of loans for the periods indicated:

	December 31, 2025			December 31, 2024
(In Thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial & industrial loans	$484,390	$486,717	($2,327)	$437,922	$440,163	($2,241)
Commercial real estate:
Owner occupied properties	433,157	435,050	(1,893)	418,092	420,060	(1,968)
Non-owner occupied and multifamily properties	763,180	767,617	(4,437)	615,662	619,431	(3,769)
Residential real estate:
1-4 family residential properties secured by first liens	243,185	243,167	18	270,966	270,535	431
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	67,116	66,470	646	49,160	48,857	303
1-4 family residential construction loans	39,059	39,311	(252)	39,516	39,789	(273)
Other construction, land development and raw land loans	173,589	175,261	(1,672)	212,561	214,068	(1,507)
Obligations of states and political subdivisions in the US	32,434	32,433	1	29,471	29,468	3
Agricultural production, including commercial fishing	47,445	47,682	(237)	45,840	46,069	(229)
Consumer loans	9,763	9,659	104	7,638	7,562	76
Other loans	2,181	2,296	(115)	2,435	2,448	(13)
Total	2,295,499	2,305,663	(10,164)	2,129,263	2,138,450	(9,187)
Allowance for credit losses	(23,737)			(22,020)
	$2,271,762	$2,305,663	($10,164)	$2,107,243	$2,138,450	($9,187)
The difference between the amortized cost and unpaid principal balance is primarily net deferred origination fees totaling $10.2 million at December 31, 2025 and $9.2 million at December 31, 2024.

Allowance for Credit Losses
The activity in the ACL related to loans held for investment for the periods indicated is as follows:

	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2025
Commercial & industrial loans	$5,800	$2,694	($1,998)	$211	$6,707
Commercial real estate:
Owner occupied properties	2,944	(767)	—	30	2,207
Non-owner occupied and multifamily properties	3,967	473	—	—	4,440
Residential real estate:
1-4 family residential properties secured by first liens	4,364	1,348	—	—	5,712
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	775	240	—	26	1,041
1-4 family residential construction loans	230	94	—	—	324
Other construction, land development and raw land loans	3,589	(745)	(5)	—	2,839
Obligations of states and political subdivisions in the US	106	37	—	—	143
Agricultural production, including commercial fishing	169	28	—	5	202
Consumer loans	71	105	(67)	5	114
Other loans	5	3	—	—	8
Total	$22,020	$3,510	($2,070)	$277	$23,737

	Beginning Balance	Impact of SCF acquisition	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2024
Commercial & industrial loans	$3,438	$1,260	$890	($149)	$361	$5,800
Commercial real estate:
Owner occupied properties	2,867	—	77	—	—	2,944
Non-owner occupied and multifamily properties	3,294	—	673	—	—	3,967
Residential real estate:
1-4 family residential properties secured by first liens	3,470	—	894	—	—	4,364
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	551	—	202	—	22	775
1-4 family residential construction loans	191	—	39	—	—	230
Other construction, land development and raw land loans	3,127	—	462	—	—	3,589
Obligations of states and political subdivisions in the US	80	—	26	—	—	106
Agricultural production, including commercial fishing	168	—	20	(25)	6	169
Consumer loans	81	—	(9)	(15)	14	71
Other loans	3	—	2	—	—	5
Total	$17,270	$1,260	$3,276	($189)	$403	$22,020

Loans Individually Evaluated for Credit Losses

	December 31, 2025		December 31, 2024
(In Thousands)	Pooled Loans	Individually Evaluated Loans	Pooled Loans	Individually Evaluated Loans

Commercial & industrial loans	$410,521	$73,869	$417,311	$20,611
Commercial real estate:
Owner occupied properties	414,205	18,952	417,376	716
Non-owner occupied and multifamily properties	753,441	9,739	606,813	8,849
Residential real estate:
1-4 family residential properties secured by first liens	242,865	320	270,966	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	66,744	372	48,694	466
1-4 family residential construction loans	39,059	—	39,516	—
Other construction, land development and raw land loans	171,935	1,654	211,035	1,526
Obligations of states and political subdivisions in the US	32,434	—	29,471	—
Agricultural production, including commercial fishing	47,445	—	45,840	—
Consumer loans	9,763	—	7,638	—
Other loans	2,181	—	2,435	—
Total	$2,190,593	$104,906	$2,097,095	$32,168
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

December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$140,717	$73,544	$61,463	$98,091	$24,360	$40,558	$438,733
Classified	—	3,540	5,905	16,590	12,845	6,777	45,657
Total commercial & industrial loans	$140,717	$77,084	$67,368	$114,681	$37,205	$47,335	$484,390

Commercial real estate:
Owner occupied properties
Pass	$34,589	$70,158	$61,563	$67,334	$52,207	$126,589	$412,440
Classified	6,002	—	—	3,674	—	11,041	20,717
Total commercial real estate owner occupied properties	$40,591	$70,158	$61,563	$71,008	$52,207	$137,630	$433,157

Non-owner occupied and multifamily properties
Pass	$136,992	$119,749	$68,208	$138,103	$67,826	$221,420	$752,298
Classified	—	—	—	1,143	—	9,739	10,882
Total commercial real estate non-owner occupied and multifamily properties	$136,992	$119,749	$68,208	$139,246	$67,826	$231,159	$763,180

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$67,166	$53,573	$75,846	$33,276	$2,953	$9,684	$242,498
Classified	—	—	514	—	—	173	687
Total residential real estate 1-4 family residential properties secured by first liens	$67,166	$53,573	$76,360	$33,276	$2,953	$9,857	$243,185

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$21,690	$18,943	$10,356	$5,820	$2,924	$6,866	$66,599
Classified	—	—	430	—	—	87	517
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$21,690	$18,943	$10,786	$5,820	$2,924	$6,953	$67,116

1-4 family residential construction loans
Pass	$23,151	$5,946	$—	$—	$—	$9,962	$39,059
Classified	—	—	—	—	—	—	—
Total residential real estate 1-4 family residential construction loans	$23,151	$5,946	$—	$—	$—	$9,962	$39,059

Other construction, land development and raw land loans
Pass	$53,248	$45,743	$38,772	$13,462	$9,175	$5,455	$165,855
Classified	—	—	—	6,277	26	1,431	7,734
Total other construction, land development and raw land loans	$53,248	$45,743	$38,772	$19,739	$9,201	$6,886	$173,589

Obligations of states and political subdivisions in the US
Pass	$—	$4,569	$—	$27,864	$—	$1	$32,434
Classified	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$—	$4,569	$—	$27,864	$—	$1	$32,434

Agricultural production, including commercial fishing
Pass	$3,142	$8,770	$7,950	$8,924	$14,908	$3,631	$47,325
Classified	—	—	—	—	120	—	120
Total agricultural production, including commercial fishing	$3,142	$8,770	$7,950	$8,924	$15,028	$3,631	$47,445

Consumer loans
Pass	$4,757	$1,848	$1,646	$507	$32	$969	$9,759
Classified	—	—	2	2	—	—	4
Total consumer loans	$4,757	$1,848	$1,648	$509	$32	$969	$9,763

Other loans
Pass	$—	$—	$639	$65	$274	$1,203	$2,181
Classified	—	—	—	—	—	—	—
Total other loans	$—	$—	$639	$65	$274	$1,203	$2,181

Total loans
Pass	$485,452	$402,843	$326,443	$393,446	$174,659	$426,338	$2,209,181
Classified	6,002	3,540	6,851	27,686	12,991	29,248	86,318
Total loans	$491,454	$406,383	$333,294	$421,132	$187,650	$455,586	$2,295,499

Total pass loans	$485,452	$402,843	$326,443	$393,446	$174,659	$426,338	$2,209,181
Government guarantees	(17,804)	(29,791)	(19,923)	(4,766)	(10,173)	(17,368)	(99,825)
Total pass loans, net of government guarantees	$467,648	$373,052	$306,520	$388,680	$164,486	$408,970	$2,109,356

Total classified loans	$6,002	$3,540	$6,851	$27,686	$12,991	$29,248	$86,318
Government guarantees	—	—	(1,641)	(16,831)	(11,567)	(12,300)	(42,339)
Total classified loans, net government guarantees	$6,002	$3,540	$5,210	$10,855	$1,424	$16,948	$43,979

December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$112,361	$70,871	$120,377	$37,628	$10,581	$40,288	$392,106
Classified	201	3,386	16,888	14,973	5,759	4,609	45,816
Total commercial & industrial loans	$112,562	$74,257	$137,265	$52,601	$16,340	$44,897	$437,922

Commercial real estate:
Owner occupied properties
Pass	$68,074	$48,655	$74,611	$64,234	$74,662	$74,987	$405,223
Classified	—	—	492	—	348	12,029	12,869
Total commercial real estate owner occupied properties	$68,074	$48,655	$75,103	$64,234	$75,010	$87,016	$418,092

Non-owner occupied and multifamily properties
Pass	$114,879	$70,806	$104,924	$73,008	$65,592	$175,349	$604,558
Classified	—	—	1,166	30	—	9,908	11,104
Total commercial real estate non-owner occupied and multifamily properties	$114,879	$70,806	$106,090	$73,038	$65,592	$185,257	$615,662

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$103,919	$108,642	$43,562	$3,279	$4,228	$6,978	$270,608
Classified	—	205	—	—	—	153	358
Total residential real estate 1-4 family residential properties secured by first liens	$103,919	$108,847	$43,562	$3,279	$4,228	$7,131	$270,966

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$18,946	$13,553	$5,116	$2,695	$2,097	$6,083	$48,490
Classified	—	372	—	—	—	298	670
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$18,946	$13,925	$5,116	$2,695	$2,097	$6,381	$49,160

1-4 family residential construction loans
Pass	$25,458	$4,118	$2,353	$—	$—	$7,587	$39,516

Classified	—	—	—	—	—	—	—
Total residential real estate 1-4 family residential construction loans	$25,458	$4,118	$2,353	$—	$—	$7,587	$39,516

Other construction, land development and raw land loans
Pass	$63,430	$60,693	$51,809	$25,836	$1,236	$7,942	$210,946
Classified	—	—	—	—	—	1,615	1,615
Total other construction, land development and raw land loans	$63,430	$60,693	$51,809	$25,836	$1,236	$9,557	$212,561

Obligations of states and political subdivisions in the US
Pass	$—	$—	$29,471	$—	$—	$—	$29,471
Classified	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$—	$—	$29,471	$—	$—	$—	$29,471

Agricultural production, including commercial fishing
Pass	$8,097	$8,776	$8,380	$15,847	$3,109	$1,631	$45,840
Classified	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$8,097	$8,776	$8,380	$15,847	$3,109	$1,631	$45,840

Consumer loans
Pass	$3,346	$2,377	$717	$75	$252	$820	$7,587
Classified	—	45	5	—	—	1	51
Total consumer loans	$3,346	$2,422	$722	$75	$252	$821	$7,638

Other loans
Pass	$—	$345	$122	$285	$1,683	$—	$2,435
Classified	—	—	—	—	—	—	—
Total other loans	$—	$345	$122	$285	$1,683	$—	$2,435

Total loans
Pass	$518,510	$388,836	$441,442	$222,887	$163,440	$321,665	$2,056,780
Classified	201	4,008	18,551	15,003	6,107	28,613	72,483
Total loans	$518,711	$392,844	$459,993	$237,890	$169,547	$350,278	$2,129,263

Total pass loans	$518,510	$388,836	$441,442	$222,887	$163,440	$321,665	$2,056,780
Government guarantees	(35,244)	(12,421)	(7,727)	(13,785)	(1,591)	(17,276)	(88,044)
Total pass loans, net of government guarantees	$483,266	$376,415	$433,715	$209,102	$161,849	$304,389	$1,968,736

Total classified loans	$201	$4,008	$18,551	$15,003	$6,107	$28,613	$72,483
Government guarantees	—	(1,640)	(14,816)	(13,476)	(5,183)	(7,963)	(43,078)
Total classified loans, net government guarantees	$201	$2,368	$3,735	$1,527	$924	$20,650	$29,405

Past Due Loans

The following tables present an aging of contractually past due loans as of the periods indicated:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due Still Accruing
December 31, 2025
Commercial & industrial loans	$190	$—	$1,500	$1,690	$482,700	$484,390	$—
Commercial real estate:
Owner occupied properties	—	—	—	—	433,157	433,157	—
Non-owner occupied and multifamily properties	—	—	—	—	763,180	763,180	—
Residential real estate:
1-4 family residential properties secured by first liens	1,505	—	514	2,019	241,166	243,185	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	194	—	372	566	66,550	67,116	—
1-4 family residential construction loans	—	—	—	—	39,059	39,059	—
Other construction, land development and raw land loans	—	277	1,377	1,654	171,935	173,589	—
Obligations of states and political subdivisions in the US	—	—	—	—	32,434	32,434	—
Agricultural production, including commercial fishing	—	—	—	—	47,445	47,445	—
Consumer loans	—	2	—	2	9,761	9,763	—
Other loans	—	—	—	—	2,181	2,181	—
Total	$1,889	$279	$3,763	$5,931	$2,289,568	$2,295,499	$—
December 31, 2024
Commercial & industrial loans	$718	$—	$1,558	$2,276	$435,646	$437,922	$—
Commercial real estate:
Owner occupied properties	—	492	224	716	417,376	418,092	—
Non-owner occupied and multifamily properties	—	—	—	—	615,662	615,662	—
Residential real estate:
1-4 family residential properties secured by first liens	712	323	205	1,240	269,726	270,966	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	—	466	466	48,694	49,160	17
1-4 family residential construction loans	—	—	94	94	39,422	39,516	—
Other construction, land development and raw land loans	—	—	1,432	1,432	211,129	212,561	—
Obligations of states and political subdivisions in the US	—	—	—	—	29,471	29,471	—
Agricultural production, including commercial fishing	—	—	—	—	45,840	45,840	—
Consumer loans	—	—	—	—	7,638	7,638	—
Other loans	—	—	—	—	2,435	2,435	—
Total	$1,430	$815	$3,979	$6,224	$2,123,039	$2,129,263	$17

Nonaccrual Loans
    Nonaccrual loans net of government guarantees totaled $12.0 million and $7.5 million at December 31, 2025 and December 31, 2024, respectively. The following table presents loans on nonaccrual status and loans on nonaccrual status for which there was no related ACL for the periods presented:

	December 31, 2025			December 31, 2024
(In Thousands)	Nonaccrual	Nonaccrual With No ACL	ACL on Nonaccrual	Nonaccrual	Nonaccrual With No ACL	ACL on Nonaccrual

Commercial & industrial loans	$4,251	$1,641	$1,248	$4,983	$4,760	$1,263
Commercial real estate:
Owner occupied properties	5,134	2,725	86	224	224	—
Residential real estate:
1-4 family residential properties secured by first liens	514	—	60	233	—	4
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	415	372	1	550	466	1
1-4 family residential construction loans	—	—	—	94	94	—
Other construction, land development and raw land loans	1,654	1,654	—	1,432	1,432	—
Total nonaccrual loans	11,968	6,392	1,395	7,516	6,976	1,268
Government guarantees on nonaccrual loans	—	—	—	—	—	—
Net nonaccrual loans	$11,968	$6,392	$1,395	$7,516	$6,976	$1,268

Interest income which would have been recognized on nonaccrual loans for 2025, 2024, and 2023 amounted to $337,000, $371,000, and $499,000, respectively.

There was no interest on nonaccrual loans reversed through interest income in 2025 and 2024, respectively. There was no interest recognized on nonaccrual loans with a principal balance during 2025 or 2024. However, the Company recognized interest income of $214,000, $241,000, and $656,000 in 2025, 2024, and 2023, respectively, related to interest collected on nonaccrual loans whose principal has been paid down to zero.

Loans are classified as collateral dependent when it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due, and repayment is expected to be provided substantially through the sale of the collateral. As of December 31, 2025 and 2024, there are no collateral dependent loans for which foreclosure is probable.
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

	Twelve Months Ended December 31, 2025
	Term Modification	Payment Modification	Term and payment modifications	Total Modifications	Percentage of Class of Financing Receivable
(In Thousands)
Commercial & industrial loans	$3,239	$—	$230	$3,469	0.72%
Commercial real estate:
Owner occupied properties	—	—	3,193	3,193	0.74%
Total	$3,239	$—	$3,423	$6,662	0.29%

	Twelve Months Ended December 31, 2024
	Term Modification	Payment Modification	Term and payment modifications	Total Modifications	Percentage of Class of Financing Receivable
(In Thousands)
Commercial & industrial loans	$4,671	$—	$404	$5,075	1.16%
Residential real estate:
1-4 family residential properties secured by first liens	—	372	—	372	0.14%
Total	$4,671	$372	$404	$5,447	0.26%

The Company has no outstanding commitments to the borrowers included in the previous table.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the years indicated:

	Twelve Months Ended December 31, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (months)
(In Thousands)
Commercial & industrial loans	$—	0.25%	23
Commercial real estate:
Owner occupied properties	—	—%	33

	Twelve Months Ended December 31, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (months)
(In Thousands)
Commercial & industrial loans	$—	8%	10

The Company monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the payment performance of such loans as of the dates indicated that were modified in the last twelve months:

December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
(In Thousands)
Commercial & industrial loans	$—	$—	$—	$—
Commercial real estate:
Owner occupied properties	$—	$—	$—	$—
Total	$—	$—	$—	$—

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
(In Thousands)
Commercial real estate:
Owner occupied properties	$—	$—	$224	$224
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	—	466	466
Other construction, land development and raw land loans	—	—	1,527	1,527
Total	$—	$—	$2,217	$2,217

The following table presents the amortized cost basis of loans that had a payment default during 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty:

	December 31, 2025
	Term modification	Payment modification	Term and payment modification
(In Thousands)
Commercial & industrial loans	$—	$—	$142
Commercial real estate:
Owner occupied properties	—	—	3,193
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens		372	—
1-4 family residential construction loans	—	—	—
Other construction, land development and raw land loans	1,376	—	—
Total	$1,376	$372	$3,335

	December 31, 2024
	Term modification	Term and payment modification
(In Thousands)
Commercial & industrial loans	$—	$97
Commercial real estate:
Owner occupied properties	—	224
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens		—
1-4 family residential construction loans	—	—
Other construction, land development and raw land loans	665	—
Total	$665	$321

Loans to Related Parties
    Certain directors, and companies of which directors are principal owners, and executive officers have loans with the Company. Such transactions are made on substantially the same terms, including interest rates and collateral required, as those prevailing for similar transactions of unrelated parties.  An analysis of the loan transactions for the years indicated follows:

(In Thousands)	2025	2024	2023
Balance, beginning of the year	$892	$2,395	$1,996
Loans made	—	398	521
Repayments	385	55	122
Loans removed due to Board member retirement	—	1,846	—
Balance, end of year	$507	$892	$2,395

    The Company had $120,000 of unfunded loan commitments to these directors or their related interests on both December 31, 2025 and December 31, 2024.
Pledged Loans
    At December 31, 2025, there were $771.1 million loans pledged as collateral to secure available borrowing lines and no loans pledged as collateral to secure public deposits. At December 31, 2024, $666.7 million loans were pledged as collateral to secure available borrowing lines and there were no loans pledged as collateral to secure public deposits.

NOTE 7 - Purchased Receivables
    Purchased receivables are carried at their principal amount outstanding, net of an ACL, and have a maturity of less than one year. Income on purchased receivables is accrued and recognized on the balance outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal. There was one nonperforming purchased receivable with a balance of $67,000 as of December 31, 2025 for which management is not accruing income and four nonperforming purchased receivables with a balance of $3.8 million as of December 31, 2024. However, the Company recognized nonaccrual fee income of $899,000 in 2025 related to fees collected on nonaccrual purchased receivables whose principal has been paid down to zero. There is no ACL at December 31, 2025 associated with the $67,000 nonperforming and past due purchased receivable balances. The $3.6 million ACL at December 31, 2024 is associated with $3.8 million nonperforming and past due purchased receivables as of December 31, 2024.
    The following table summarizes the components of net purchased receivables at December 31, for the years indicated:

(In Thousands)	2025	2024
Purchased receivables	$101,642	$77,727
Allowance for credit losses - purchased receivables	—	(3,649)
Total	$101,642	$74,078

    The following table sets forth information regarding changes in the ACL on purchased receivables for the periods indicated:

(In Thousands)	2025	2024	2023
Balance at beginning of year	$3,649	$—	$—
Impact of acquisition of Sallyport Commercial Finance, LLC	—	3,524	—
Adjustment related to PCD collections payable to sellers[1]	(1,513)	—	—

Charge-offs	(2,211)	—	—
Recoveries	33	—	—
Charge-offs net of recoveries	(2,178)	—	—
Provision for purchased receivables	42	125	—
Balance at end of year	$—	$3,649	$—
1Represents a reduction in the allowance for credit losses on a purchased credit deteriorated purchased receivable acquired in 2024 in connection with the SCF acquisition. Collections received during the period presented above are contractually payable to the sellers under the purchase agreement if collected within one year of the acquisition of SCF. Accordingly, the decrease in the allowance was offset by the recognition of a liability to the sellers, and no benefit was recognized in the provision for credit losses.

NOTE 8 - Servicing Rights
Mortgage servicing rights
    The following table details the activity in the Company's MSR for the year indicated:

(In Thousands)	2025	2024	2023

Balance, beginning of period	$26,439	$19,564	$18,635
Purchased MSRs	—	2,328	—
Additions for new MSR capitalized	4,817	4,748	3,616
Changes in fair value:
Due to changes in model inputs of assumptions (1)	(1,402)	1,334	(922)
Other (2)	(2,380)	(1,535)	(1,765)
Carrying value, December 31	$27,474	$26,439	$19,564

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

    The following table details information related to our serviced mortgage loan portfolio as of the dates indicated:

(In Thousands)	December 31, 2025	December 31, 2024

Balance of mortgage loans serviced for others	$1,629,528	$1,460,720
Weighted average rate of note	4.77%	4.46%
MSR as a percentage of serviced loans	1.69%	1.81%

    The Company recognized servicing fees of $6.0 million, $4.4 million, and $3.8 million during 2025, 2024, and 2023, respectively, which includes contractually specified servicing fees and ancillary fees which are included in "Mortgage banking income" as a component of other noninterest income in the Company's Consolidated Statements of Income.

    The following table outlines the weighted average key assumptions used in measuring the fair value of MSRs and the sensitivity of the current fair value of MSRs to immediate adverse changes in those assumptions as of the dates indicated. See Note 25 of the notes to the Company's Consolidated Financial Statements included in Part II. Item 8 of this report for additional information on key assumptions for MSRs.

(In Thousands)	December 31, 2025	December 31, 2024

Fair value of MSRs	$27,474	$26,439
Expected weighted-average life (in years)	8.82	9.51

Key assumptions:
Constant prepayment rate[1]	10.01%	9.09%
Impact on fair value from 10% adverse change	($1,022)	($935)
Impact on fair value from 25% adverse change	($2,427)	($2,222)
Discount rate	10.97%	10.99%
Impact on fair value from 100 basis point increase	($871)	($1,592)
Impact on fair value from 200 basis point increase	($1,864)	($2,544)
Cost to service assumptions ($ per loan)	$81	$81
Impact on fair value from 10% adverse change	($239)	($235)
Impact on fair value from 25% adverse change	($597)	($588)

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
Commercial servicing rights
    CSRs have a carrying value of $2.3 million at December 31, 2025 and $2.2 million at December 31, 2024 and total commercial loans serviced for others were $296.2 million and $279.7 million at December 31, 2025 and 2024, respectively. Key assumptions used in measuring the fair value of CSRs as of December 31, 2025 and 2024 include an average conditional prepayment rate of 11.71% and 11.38% and a discount rate of 12.00% and 12.00%, respectively.

NOTE 9 - Other Real Estate Owned
    At December 31, 2025 and 2024, the Company held zero assets, respectively, as OREO.  The following table details net operating (income) expense related to OREO for the years indicated:

	Years Ended December 31,
(In Thousands)	2025	2024	2023
OREO (income) expense, net rental income and gains on sale:
OREO operating expense	($11)	$7	$16
Impairment on OREO	—	—	123
Rental income on OREO	—	—	(4)
(Gains)/ losses on sale of OREO	—	(392)	(929)
Total	($11)	($385)	($794)

NOTE 10 - Premises and Equipment
    The following summarizes the components of premises and equipment at December 31 for the years indicated:

(In Thousands)	Useful Life	2025	2024
Land		$4,560	$4,560
Furniture and equipment	3-7 years	21,207	20,062
Tenant improvements	2-15 years	12,491	12,531
Buildings	39 years	43,703	39,381
Total Premises and Equipment		81,961	76,534
Accumulated depreciation and amortization		(42,269)	(38,777)
Total Premises and Equipment, Net		$39,692	$37,757

    Depreciation and amortization expense was $3.5 million, $3.6 million, and $3.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.

NOTE 11 – Leases
    The Company's lease commitments consist primarily of agreements to lease land and office facilities that it occupies to operate several of its retail locations that are classified as operating leases and are recognized on the balance sheet as right-of-use (“ROU”) asset and lease liabilities. As of December 31, 2025, the Company has operating lease ROU assets of $5.9 million and operating lease liabilities of $5.9 million. As of December 31, 2024, the Company has operating lease ROU assets of $7.5 million and operating lease liabilities of $7.5 million. The Company does not have any agreements that are classified as finance leases.

    The following table presents additional information about the Company's operating leases for the years indicated:

(In Thousands)	2025	2024
Lease Cost
Operating lease cost(1)	$3,060	$2,975
Short term lease cost(1)	247	141
Total lease cost	$3,307	$3,116

Other information
Operating leases - operating cash flows	$2,738	$2,779
Weighted average lease term - operating leases, in years	13.25	11.57
Weighted average discount rate - operating leases	3.87%	3.65%
(1)Expenses are classified within occupancy expense on the Consolidated Statements of Income.

    The table below reconciles the remaining undiscounted cash flows for the next five years for each twelve-month period presented and the total of the subsequent remaining years to the operating lease liabilities recorded on the balance sheet:

(In Thousands)	Operating Leases
2026	$1,601
2027	1,094
2028	831
2029	662
2030	308
Thereafter	3,238
Total minimum lease payments	$7,734
Less: amount of lease payment representing interest	(1,793)
Present value of future minimum lease payments	$5,941

NOTE 12 - Goodwill and Intangible Assets
    A summary of goodwill and intangible assets at December 31, 2025 and 2024, is as follows:

(In Thousands)	2025	2024
Intangible assets:
Goodwill	$49,874	$50,018
Trade name intangible	950	950
Total	$50,824	$50,968

NOTE 13 - Other Assets
    A summary of other assets as of December 31, 2025 and 2024, is as follows:

(In Thousands)	2025	2024
Other assets:
Investment in Low Income Housing Partnerships	$34,078	$24,266
Accrued interest receivable	12,542	11,502
Interest rate swaps not designated as hedging instruments, at fair value	7,999	13,011
Due from sale of Pacific Wealth Advisors	6,339	—
Bank owned life insurance, net	4,050	3,926
Assets held for deferred compensation plans	3,266	—
Prepaid expenses	2,608	2,644
Commercial servicing rights, at fair value	2,342	2,194
Taxes receivable	1,751	1,984
Interest rate lock commitments	923	465
Deferred taxes, net	675	2,177
Software	535	744
Due from Federal Home Loan Bank of Des Moines	—	14,600
Equity method investments	—	1,159
Other assets	7,064	7,147
Total	$84,172	$85,819
Low Income Housing Partnerships: The following table shows the Company's commitments to invest in various LIHTC partnerships. The Company earns a return on its investments in the form of tax credits and deductions that flow through to it as a limited partner in these partnerships. The Company recognized amortization expense of $3.6 million, $3.7 million, and $3.6 million in 2025, 2024, and 2023, respectively. The Company expects to fund its remaining $13.2 million in commitments on these investments through 2041.

(In Thousands)	Date of original commitment	Years over which tax benefits are earned	Original commitment amount	Less: life to date contributions	Remaining commitment amount
USA 57	December 2006	15	3,000	(3,000)	—
WNC	December 2012	16	2,500	(2,500)	—
R4 - Coronado	March 2013	17	10,729	(10,667)	62
R4 - MVV	May 2014	17	8,528	(8,408)	120
R4 - PJ33	June 2016	17	6,835	(6,695)	140
R4 - Coronado II	July 2019	17	7,302	(7,059)	243
R4 - Duke Apartments	November 2019	17	3,985	(3,855)	130
R4 - Aspen House	July 2023	17	8,534	(8,313)	221
R4 - Old Mat II	July 2023	17	5,739	(5,532)	207
R4 - Baxter Borealis	July 2025	17	7,560	(780)	6,780
R4 - Ketchikan PSH	July 2025	17	5,847	(510)	5,337
Total			$70,559	($57,319)	$13,240

NOTE 14 - Deposits
Deposits: At December 31, 2025, the scheduled maturities of certificates of deposit are as follows:

(In Thousands)
2026	$369,196
2027	28,690
2028	2,213
2029	862
2030	233
Thereafter	1,565
Total	$402,759

    The Company offers IntraFi® Network DepositsSM as a member of IntraFi® NetworkSM (Network). When a Network member places a deposit using IntraFi Network Deposits, that certificate of deposit or interest-bearing demand deposit account is divided into amounts under the standard FDIC insurance maximum ($250,000) and is allocated among member banks, making the large deposit eligible for FDIC insurance. In addition to customer deposit placement, the IntraFi Network Deposits also allows placement of the Bank's own investment dollars. The Company had $50.0 million in IntraFi Network Deposits certificates of deposits and $589.5 million in IntraFi Network Deposits in deposit accounts at December 31, 2025 and $49.2 million in IntraFi Network Deposits certificates of deposits and $461.1 million in IntraFi Network Deposits in deposit accounts at December 31, 2024.

    At December 31, 2025 and 2024, the Company held $2.4 million and $2.9 million, respectively, in deposits for related parties, including directors, executive officers, and their affiliates.
At December 31, 2025 and 2024, the Company reclassified $544,000 and $547,000, respectively, in overdrafts from deposits to loans.

NOTE 15 - Borrowings
    The Company has a maximum line of credit with the FHLB approximating 45% of eligible assets, however the Company is subject to provisions under Alaska state law, which generally limit the amount of the Bank's outstanding debt to 15% of total assets or $490.6 million at December 31, 2025 and $454.1 million at December 31, 2024. FHLB advances are subject to collateral criteria that require the Company to pledge assets under a blanket pledge arrangement as collateral for its borrowings from the FHLB. Based on assets currently pledged and advances currently outstanding at December 31, 2025, the Company's available borrowing line is $433.05 million, representing approximately 13% of total assets. Additional advances of up to 45% of eligible assets, or $1.48 billion, are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Company’s assets. The Company has outstanding FHLB advances of $12.8 million and $13.2 million as of December 31, 2025 and 2024, respectively, which were originated to match fund low income housing projects that qualify for long-term fixed interest rates. These advances have original terms of either 18 or 20 years with 30 year amortization periods and fixed interest rates ranging from 1.23% to 3.25%.
    The Federal Reserve Bank is holding $70 million of securities as collateral to secure available borrowing lines through the discount window of $69.2 million at December 31, 2025. There were no discount window advances outstanding at December 31, 2025 and 2024.  The Company paid less than $1,000 in interest in 2025 and 2024 on this agreement.
    Securities sold under agreements to repurchase were zero for both December 31, 2025 and 2024.

    The future principal payments that are required on the Company’s borrowings as of December 31, 2025, are as follows:

(In Thousands)
2026	$453
2027	462
2028	474
2029	485
2030	498
Thereafter	10,433
Total	$12,805

    The Company recognized interest expense of $1.5 million, $1.0 million, and $1,783,000 on borrowings and securities sold under repurchase agreements in 2025, 2024, and 2023, respectively. The average interest rates paid on long-term debt in the same periods was 3.76%, 3.13%, and 2.93%, respectively.

NOTE 16 - Subordinated Debentures
    In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Trust 2 are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company. Trust 2 is not consolidated in the Company’s financial statements in accordance with GAAP; therefore, the Company has recorded its investment in Trust 2 as an other asset and the subordinated debentures as a liability. The debentures, which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day CME SOFR plus tenor spread adjustment 0.26% plus 1.37% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security as of December 31, 2024. The interest rate on these debentures was 5.35% at December 31, 2025 compared to 5.99% at December 31, 2024. The interest cost to the Company on these debentures was $612,000, $717,000, and $693,000 in 2025, 2024, and 2023, respectively. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2.  The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

In November of 2025, the Company issued and sold $60.0 million in aggregate principal amount of its 6.875% Fixed-to-Floating Rate Subordinated Notes due 2035 (the “Subordinated Notes”). The Subordinated Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount. The Subordinated Notes mature on December 1, 2035 and bear interest at a fixed rate of 6.875% per year, from November 26, 2025 to, but excluding, December 1, 2030 or the date of earlier redemption, payable semi-annually in arrears. From and including December 1, 2030 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month SOFR, plus 3.48% per annum, payable quarterly in arrears. As provided in the Subordinated Notes, the interest rate on the Subordinated Notes during the applicable floating rate period may be determined based on a rate other than three-month term SOFR. The interest cost to the Company on these debentures was $401,000 in 2025. The Company incurred debt issuance costs of $1.4 million which will amortize through December 1, 2035. The amortization expense amounted to $14,000 in 2025. Prior to December 1, 2030, the Company may redeem the Subordinated Notes, in whole but not in part, only under certain limited circumstances set forth in the indenture governing the Subordinated Notes. On or after December 1, 2030, the Company may redeem the Subordinated Notes, in whole or in part, at its option, on any interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the Subordinated Notes being redeemed, together with any accrued and unpaid interest on the Subordinated Notes being redeemed to, but excluding, the date of redemption. The Subordinated Notes are not subject to redemption at the option of the holder. Principal and interest on the Subordinated Notes are subject to acceleration only in limited circumstances in the case of certain bankruptcy and insolvency-related events with respect to the Company. The Subordinated Notes are unsecured, subordinated obligations of the Company, are not obligations of, and are not guaranteed by, any subsidiary of the Company, and rank junior in right of payment to the Company’s current and future senior indebtedness. The Subordinated Notes are intended to qualify as Tier 2 capital of the Company for regulatory capital purposes.

NOTE 17 – Accumulated Other Comprehensive Income (Loss)
    The following table shows changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2025, 2024, and 2023:

(In Thousands)	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivatives and hedging	Reclassification of net gains included in net income	Foreign currency translation adjustments	Total

Balance at December 31, 2022	($30,122)	$1,041	$—	$—	($29,081)
Other comprehensive income (loss), net of tax benefit of $(5,023)	12,707	(63)	—	—	12,644
Balance at December 31, 2023	($17,415)	$978	$—	$—	($16,437)
Other comprehensive income (loss), net of tax benefit of $(3,739)	9,119	294	—	—	9,413
Balance at December 31, 2024	($8,296)	$1,272	$—	$—	($7,024)
Other comprehensive income (loss), net of tax benefit of $(3,007)	7,815	(244)	1	71	7,643
Balance at December 31, 2025	($481)	$1,028	$1	$71	$619

NOTE 18 - Employee Benefit Plans
    Employees of the Company are eligible to participate in the Company's 401(k) plan immediately upon date of hire. Employees may elect to have a portion of their salary contributed to the 401(k) plan in accordance with Section 401(k) of the Internal Revenue Code of 1986 (the “Code”). The Company provides for a mandatory $1.00 match for each $1.00 contributed by employees of the Bank up to 6% of the employee’s eligible salary. The Company provides for a mandatory $1.00 match for each $1.00 contributed by employees of RML up to 3% of the employee’s eligible salary. The Bank or RML may increase the matching contribution at the discretion of the Board of Directors. The Company expensed $2.9 million, $2.1 million, and $2.0 million, in 2025, 2024, and 2023, respectively, for 401(k) contributions and included this expense in “Salaries and other personnel expense” in the Consolidated Statements of Income.
    The Bank has a Supplemental Executive Retirement Plan (“SERP”) for executive officers of the Bank whose retirement benefits under the 401(k) plan have been limited under provisions of the Code. While contributions to this plan were halted in 2025, the Bank still has liabilities related to the SERP. Contributions to this plan totaled zero, $397,000, and $350,000, in 2025, 2024, and 2023, respectively. These expenses are included in “Salaries and other personnel expense” in the Consolidated Statements of Income. At December 31, 2025 and 2024, the balance of the accrued liability for this plan was included in “Other liabilities” and totaled $2.6 million and $2.5 million, respectively. The Bank redirected employer contributions from the SERP in 2025 to the individual participant accounts under the Northrim non-qualified deferred compensation plan. Existing balances in the SERP will be paid out accordingly. Contributions in 2025 for this plan, which formerly would have been made to the SERP plan, were $256,000 in 2025 and are also included in “Salaries and other personnel expense” in the Consolidated Statements of Income.
    RML has a non-qualified deferred compensation plan (“DCP”), under which RML has agreed to make payment to certain key executives and loan officers, based on contributions made by RML to the plan. Contributions and earnings made to the participant accounts for the DCP are vested over ten years. The Company recorded expenses of $374,000, $380,000, and $333,000 in 2025, 2024, and 2023, respectively. RML's recorded obligation under the DCP amounted to $939,000 and $2.1 million at December 31, 2025 and 2024, respectively, and was included in “Other liabilities”.
    The Bank also has a non-qualified deferred compensation plan in which certain former executive officers participate. The Bank's net liability under this plan is dependent upon market gains and losses on assets held in the plan. The Bank recognized an increase in its liability of $59,000 in 2025, a increase in its liability of $24,000 in 2024, and a decrease in its liability of $10,000 in 2023. These changes are included in “Salaries and other personnel expense” in the Consolidated Statements of Income. At both December 31, 2025 and 2024, the balance of the accrued liability for this plan was included in “Other liabilities” and totaled $1.8 million.
    All employees of the Bank employed on the last day of the calendar year or retired during the year are eligible and will participate in the Profit Sharing Plan. The aggregate amount to be paid to employees under the Profit Sharing Plan is determined using Company-wide performance goals that are established by the Compensation Committee of the Board of Directors. If the performance goals are met for the year, profit sharing for the period is calculated based on a formula that is also approved by the Compensation Committee each year. The Compensation Committee has complete discretion to designate an employee as ineligible for profit sharing, or to adjust the amount of profit share payments by individual employee or in aggregate. Profit share expense was $6.3 million, $5.2 million, and $2.5 million for 2025, 2024, and 2023, respectively.
At both December 31, 2025 and 2024, the Company had accrued $2.0 million, related to employee's paid time off benefit. The balance of the accrued liability for this plan was included in “Other liabilities”.
SCF employees are currently offered benefits under the Professional Employer Organization (“PEO”), TriNet. Under the PEO arrangement, SCF employees are eligible to participate in a safe harbor retirement plan that matches 100% up to 3% of compensation, and then anything over 3% compensation is matched at 50% up to 5% of eligible compensation. SCF employees are intended to align to Bank's benefits package in 2026, subject to the termination of the PEO arrangement.

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
    The Company’s off-balance sheet credit risk exposure is the contractual amount of commitments to extend credit and standby letters of credit. The Company applies the same credit standards to these contracts as it uses in its lending process. The following table presents the off-balance sheet commitments as of December 31, 2025 and December 31, 2024:

(In Thousands)	2025	2024
Off-balance sheet commitments:
Commitments to extend credit	$611,719	$494,633
Commitments to originate loans held for sale	$45,704	$32,299
Standby letters of credit	$3,632	$2,558
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
    Total unfunded commitments were $661.1 million and $529.5 million at December 31, 2025 and 2024, respectively. The Company does not expect that all of these commitments are likely to be fully drawn upon at any one time. The Company has an ACL related to these commitments and letters of credit that is recorded in "Other liabilities" on the Consolidated Balance Sheets. The ACL for unfunded commitments was $2.7 million and $2.3 million as of December 31, 2025 and 2024, respectively.
    Capital Expenditures and Commitments: At December 31, 2025, the Company has $1.5 million capital commitments related to new branch construction and renovations. There were no other material changes outside of the ordinary course of business to any of our material contractual obligations during 2025.

NOTE 20 - Derivatives
Derivatives related to community banking activities
    The Company enters into commercial loan interest rate swaps with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution (“counterparty”). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a "well-capitalized" institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $596,000 and $579,000 in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements as of December 31, 2025 and 2024, respectively.
    The Company had interest rate swaps related to commercial loans with an aggregate notional amount of $358.6 million and $309.0 million at December 31, 2025 and 2024, respectively. At December 31, 2025, the notional amount of interest rate swaps is made up of 27 variable to fixed rate swaps to commercial loan customers totaling $179.3 million, and 27 fixed to variable rate swap with a counterparty totaling $179.3 million. Changes in fair value from these 54 interest rate swaps offset each other in both 2025 and 2024. The Company recognized $472,000, $540,000, and $61,000 in fee income related to interest rate swaps in 2025 and 2024, and 2023, respectively. Interest rate swap income is recorded in other operating income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
    The Company has an interest rate swap to hedge the variability in cash flows arising out of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Trust 2 at 3.72% through its maturity date.The floating rate that the dealer pays is equal to the three month CME SOFR plus tenor spread adjustment 0.26% plus 1.37%, which reprices quarterly on the payment date. This rate was 5.35% as of December 31, 2025 and 5.99% as of December 31, 2024. The Company pledged $130,000 in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of December 31, 2025 and 2024, respectively. Changes in the fair value of this interest rate swap are reported in other comprehensive income. The unrealized gain, net of tax on this interest rate swap was $1.0 million as of December 31, 2025 and the unrealized gain, net of tax on this interest rate swap was $1.3 million as of December 31, 2024.
Derivatives swaps related to home mortgage lending activities
    The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as “interest rate lock commitments”. In addition, the Company hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as "retail interest rate contracts" in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. At December 31, 2025 and 2024, RML had commitments to originate mortgage loans held for sale totaling $45.7 million and $32.3 million, respectively. Changes in the value of RML's interest rate derivatives are recorded in mortgage banking income on the Consolidated Statements of Income. None of these home mortgage lending derivatives are designated as hedging instruments.

    The following table presents the fair value of derivatives not designated as hedging instruments as of the dates noted:

(In Thousands)	Asset Derivatives
		December 31, 2025	December 31, 2024
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$7,999	$13,011
Interest rate lock commitments	Other assets	923	465
Retail interest rate contracts	Other assets	—	49
Total		$8,922	$13,525

(In Thousands)	Liability Derivatives
		December 31, 2025	December 31, 2024
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$7,999	$13,011
Retail interest rate contracts	Other liabilities	50	—
Total		$8,049	$13,011
    The following table presents the net gains (losses) of derivatives not designated as hedging instruments as of the dates noted:

(In Thousands)	Income Statement Location	December 31, 2025	December 31, 2024

Retail interest rate contracts	Mortgage banking income	($664)	$177
Interest rate lock commitments	Mortgage banking income	444	111
Total		($220)	$288
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

    The following table summarizes the derivatives that have a right of offset as of December 31, 2025 and 2024:

December 31, 2025				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$7,999	$—	$7,999	$—	$—	$7,999

Liability Derivatives
Interest rate swaps	$7,999	$—	$7,999	$—	$7,999	$—
Retail interest rate contracts	50	—	50	—	—	50

December 31, 2024				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$13,011	$—	$13,011	$—	$—	$13,011
Retail interest rate contracts	49	—	49	—	—	49

Liability Derivatives
Interest rate swaps	$13,011	$—	$13,011	$—	$13,011	$—

NOTE 21 - Common Stock
    Quarterly cash dividends were paid aggregating to $14.5 million, $13.8 million, and $13.6 million, or $0.640 per share, $0.615 per share, and $0.600 per share, in 2025, 2024, and 2023, respectively.  On January 26, 2026, the Company announced that its Board of Directors declared a $0.16 per share cash dividend payable on March 13, 2026, to shareholders of record on March 5, 2026.  Federal and State regulations place certain limitations on the payment of dividends by the Company.

NOTE 22 - Stock-Based Compensation
    The Company adopted the 2025 Stock Incentive Plan (“2025 Plan”) following shareholder approval of the 2025 Plan at the 2025 Annual Meeting. Subsequent to the adoption of the 2025 Plan, no additional grants may be issued under the prior plans. The 2025 Plan provides for grants of up to 1,300,000 shares, which includes any shares subject to stock awards under the Company's previous stock incentive plans.
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
    There were no stock options granted in 2025, 2024, or 2023.
    The following table summarizes stock option activity during 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life, in Years

Outstanding at January 1, 2025	333,568	$8.87
Granted	—	—
Forfeited	—	—
Exercised	(73,096)	8.34
Outstanding at December 31, 2025	260,472	$9.02	3.66

    At December 31, 2025, 2024, and 2023, there were 260,472, 333,568, and 403,320 options exercisable, with weighted average exercise prices of $9.02, $8.87, and $8.70, respectively.
    The aggregate intrinsic value of the stock options is the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on December 31, 2025 and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on December 31, 2025.  This amount changes based on the fair value of the Company’s stock. The total intrinsic value of options outstanding and exercisable as of December 31, 2025, 2024, and 2023 was $4.6 million, $3.5 million, and $2.3 million, respectively. The total intrinsic value of options exercised for the years ended December 31, 2025, 2024, and 2023 was $1.1 million, $628,000, and $355,000, respectively.
    As noted above, the Company allows stock options to be exercised through cash or cashless transactions. In each of 2025, 2024, and 2023 the Company received no cash for cash stock option exercises. In 2025, 2024, and 2023 the Company net settled $609,000, $699,000, and $445,000 respectively, for cashless stock option exercises. The Company withheld $822,000, $851,000, and $534,000 to pay for stock option exercises or income taxes that resulted from the exercise of stock options in 2025, 2024, and 2023, respectively.
    For the years ended December 31, 2025, 2024 and 2023, the Company recognized zero, $33,000, and $74,000, respectively, in stock option compensation expense.  As of December 31, 2025, there was no unrecognized compensation expense related to non-vested options.
    Restricted Stock Units:  Under the 2025 Plan, the Company grants restricted stock units to certain key employees periodically. Recipients of restricted stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Restricted stock units cliff vest at the end of a three-year time period.

    The following table summarizes restricted stock unit activity during 2025:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life, in Years

Outstanding at January 1, 2025	193,196	$11.82
Granted	70,980	17.12
Dividend equivalents awarded	6,796	—
Vested	(336)	21.95
Forfeited	(9,004)	14.14
Outstanding at December 31, 2025	261,632	$13.31	2.72

    The total intrinsic value of restricted stock units vested for the years ended December 31, 2025, 2024, and 2023 was $7,000, $1.4 million, and $1.1 million, respectively.
    For the years ended December 31, 2025, 2024 and 2023, the Company recognized $993,000, $670,000, and $751,000, respectively, in restricted stock unit compensation expense.  As of December 31, 2025, there was approximately $1.6 million of total unrecognized compensation expense related to non-vested units, which is expected to be recognized over the weighted-average vesting period of 2.7 years.
Performance Stock Units:  Under the 2025 Plan, the Company grants performance stock units to certain key employees periodically. Recipients of performance stock units do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares when the shares vest. Performance stock units cliff vest at the end of a three-year time period if the performance criteria are met.
    The following table summarizes performance stock unit activity during 2025:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life, in Years

Outstanding at January 1, 2025	65,292	$11.25
Granted	27,676	17.24
Dividend equivalents awarded	2,427	—
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2025	95,395	$13.14	1.92

    The Company recognized $741,000 and $209,000 for the years ended December 31, 2025 and 2024 in performance stock unit compensation expense and $111,000 for the year ended December 31, 2023. As of December 31, 2025, there was approximately $668,000 of total unrecognized compensation expense related to non-vested units, which is expected to be recognized over the weighted-average vesting period of 1.9 years.

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
    The tables below illustrate the capital requirements for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements.  The dividends that the Bank pays to the Company are limited to the extent necessary for the Bank to meet the regulatory requirements of a “well-capitalized” bank. Some capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offerings that the Company completed in the fourth quarter of 2005 and the $60 million in Subordinated Notes completed in the fourth quarter of 2025 are included in the Company’s capital for regulatory purposes although they are accounted for as a liability in its financial statements. The trust preferred securities and Subordinated Notes are not included in the Bank's capital ratios.

Northrim BanCorp, Inc.	Actual		Adequately-Capitalized		Well-Capitalized
(In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025:
Common equity tier 1 capital (to risk-weighted assets)	$275,363	10.38%	$119,377	≥ 4.5%	NA	NA
Total Capital (to risk-weighted assets)	$370,333	13.95%	$212,377	≥ 8%	NA	NA
Tier I Capital (to risk-weighted assets)	$285,173	10.75%	$159,166	≥ 6%	NA	NA
Tier I Capital (to average assets)	$285,173	8.77%	$130,068	≥ 4%	NA	NA
As of December 31, 2024:
Common equity tier 1 capital (to risk-weighted assets)	$223,362	9.36%	$107,386	≥ 4.5%	NA	NA
Total Capital (to risk-weighted assets)	$261,059	10.94%	$190,902	≥ 8%	NA	NA
Tier I Capital (to risk-weighted assets)	$233,080	9.76%	$143,287	≥ 6%	NA	NA
Tier I Capital (to average assets)	$233,080	7.68%	$121,396	≥ 4%	NA	NA
Northrim Bank	Actual		Adequately-Capitalized		Well-Capitalized
(In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025:
Common equity tier 1 capital (to risk-weighted assets)	$311,964	11.84%	$118,567	≥ 4.5%	$171,264	≥ 6.5%
Total Capital (to risk-weighted assets)	$337,124	12.79%	$210,867	≥ 8%	$263,584	≥ 10%
Tier I Capital (to risk-weighted assets)	$311,964	11.84%	$158,090	≥ 6%	$210,786	≥ 8%
Tier I Capital (to average assets)	$311,964	9.61%	$129,850	≥ 4%	$162,312	≥ 5%
As of December 31, 2024:
Common equity tier 1 capital (to risk-weighted assets)	$218,664	9.20%	$106,955	≥ 4.5%	$154,491	≥ 6.5%
Total Capital (to risk-weighted assets)	$246,643	10.37%	$190,274	≥ 8%	$237,843	≥ 10%
Tier I Capital (to risk-weighted assets)	$218,664	9.20%	$142,607	≥ 6%	$190,143	≥ 8%
Tier I Capital (to average assets)	$218,664	7.24%	$120,809	≥ 4%	$151,011	≥ 5%

    As of the most recent notification from its regulatory agencies, the Bank was categorized as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s regulatory capital category. Management believes, as of December 31, 2025, that the Company and Bank meets all capital adequacy requirements to which they are subject.

NOTE 24 - Income Taxes
    Components of the provision for income taxes for the periods indicated are as follows:

(In Thousands)	Current Tax Expense (Benefit)	Deferred Expense (Benefit)	Total Expense
2025:
Federal	$12,493	($1,068)	$11,425
State	5,329	(438)	4,891
Amortization of investment in low income housing tax credit partnerships	3,595	—	3,595
Total	$21,417	($1,506)	$19,911
2024:
Federal	$3,995	($102)	$3,893
State	2,453	(50)	2,403
Amortization of investment in low income housing tax credit partnerships	3,727	—	3,727
Total	$10,175	($152)	$10,023
2023:
Federal	$1,120	$388	$1,508
State	944	192	1,136
Amortization of investment in low income housing tax credit partnerships	3,570	—	3,570
Total	$5,634	$580	$6,214

    The actual expense for 2025, 2024, and 2023, differs from the “expected” tax expense (computed by applying the U.S. Federal Statutory Tax Rate of 21% for the years ended December 31, 2025, 2024 and 2023) as follows:

	2025		2024		2023
(In Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
US Federal statutory rate	$17,749	21.0%	$9,869	21.0%	$6,638	21.0%
State and local income taxes (net of federal income tax effect)[1]	3,864	4.6%	1,898	4.0%	897	2.8%
Tax Credits
Low income housing tax credits	(3,098)	(3.7)%	(3,571)	(7.6)%	(3,627)	(11.5)%
Nontaxable or nondeductible items
Tax-exempt interest on investment securities and loans	(470)	(0.6)%	(456)	(1.0)%	(459)	(1.5)%
Other
Amortization of investment in low income housing tax credit partnerships, net	2,390	2.8%	3,105	6.6%	3,192	10.1%
Other	(524)	(0.6)%	(822)	(1.7)%	(427)	(1.4)%
Total	$19,911	23.6%	$10,023	21.3%	$6,214	19.7%
1The state and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category is Alaska.

    The components of the net deferred tax asset for the periods indicated are as follows:

(In Thousands)	2025	2024	2023
Deferred Tax Asset:
Allowance for credit losses	$6,650	$6,284	$5,347
Loan fees, net of costs	347	660	649
Interest income, nonaccrual loans	331	413	356
Deferred compensation	1,684	1,772	1,674
Equity compensation	918	502	466
Operating lease liabilities	1,689	1,996	2,585
Accrued liabilities	2,319	1,967	941
Unrealized loss, net of gains on available for sale investment securities	191	3,295	6,918
Unrealized loss, net of gains on marketable equity securities	—	—	126
Other	—	234	280
Total Deferred Tax Asset	$14,129	$17,123	$19,342

Deferred Tax Liability:
Intangible amortization	($3,523)	($3,112)	($2,746)
Mortgage servicing rights	(7,341)	(8,024)	(6,065)
Depreciation and amortization	(555)	(1,051)	(1,463)
Operating lease right-of-use assets	(1,681)	(1,990)	(2,585)
Unrealized gain, net of loss on marketable equity securities	(53)	(6)	—
Other	(301)	(763)	(719)
Total Deferred Tax Liability	($13,454)	($14,946)	($13,578)
Net Deferred Tax Asset	$675	$2,177	$5,764
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
    As of December 31, 2025, the Company had no unrecognized tax benefits.
The tax years subject to examination by federal taxing authorities and by the State of Alaska are the years ending December 31, 2025, 2024, 2023, and 2022.
The amount of cash income taxes paid by the Company for the periods indicated were as follows:

(In Thousands)	2025	2024	2023
Federal	$12,400	$4,451	$1,500
Alaska	4,875	2,130	475
Other State and Local	316	139	56
Total	$17,591	$6,720	$2,031

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

Derivative instruments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. Interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2025, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its interest rate positions and has determined that they are not significant to the overall valuation of its interest rate derivatives. As a result, the Company has classified its interest rate derivative valuations in Level 2 of the fair value hierarchy.

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

    Estimated fair values as of the periods indicated are as follows:

	December 31, 2025		December 31, 2024
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$145,906	$145,906	$62,736	$62,736
Investment securities available for sale	201,412	201,412	268,781	268,781
Marketable equity securities	8,392	8,392	8,719	8,719

Level 2 inputs:
Investment securities available for sale	214,451	214,451	209,836	209,836
Loans held for sale	100,323	100,323	59,957	59,957
Interest rate swaps	9,436	9,436	14,788	14,788
Retail interest rate contracts	—	—	49	49

Level 3 inputs:
Investment securities held to maturity	26,750	26,750	36,750	35,750
Loans	2,295,499	2,225,114	2,129,263	2,014,070
Purchased receivables, net	101,642	101,642	74,078	74,078
Interest rate lock commitments	923	923	465	465
Mortgage servicing rights	27,474	27,474	26,439	26,439
Commercial servicing rights	2,342	2,342	2,194	2,194

Financial liabilities:
Level 2 inputs:
Time deposits	$402,759	405,317	$418,370	$421,210
Borrowings	12,805	10,361	23,045	19,991
Interest rate swaps	7,999	7,999	13,011	13,011
Retail interest rate contracts	50	50	—	—
Level 3 inputs:
Subordinated debentures	68,924	69,564	10,310	10,897

    The following table sets forth the balances as of the periods indicated of assets measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$388,737	$201,412	$187,325	$—
Municipal securities	—	—	—	—
Corporate bonds	4,952	4,952	—	—
Collateralized loan obligations	22,174	—	22,174	—
Total available for sale securities	$420,661	$206,364	$214,297	$—
Marketable equity securities	$8,392	$8,392	$—	$—
Total marketable equity securities	$8,392	$8,392	$—	$—
Interest rate swaps	$9,436	$—	$9,436	$—
Interest rate lock commitments	923	—	—	923
Mortgage servicing rights	27,474	—	—	27,474
Commercial servicing rights	2,342	—	—	2,342
Total other assets	$40,175	$—	$9,436	$30,739
Liabilities:
Interest rate swaps	$7,999	$—	$7,999	$—
Total other liabilities	$8,049	$—	$8,049	$—
December 31, 2024
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$432,931	$259,986	$172,945	$—
Municipal securities	—	—	—	—
Corporate bonds	8,795	8,795	—	—
Collateralized loan obligations	36,891	—	36,891	—
Total available for sale securities	$478,617	$268,781	$209,836	$—
Marketable equity securities	$8,719	$8,719	$—	$—
Total marketable equity securities	$8,719	$8,719	$—	$—
Interest rate swaps	$14,788	$—	$14,788	$—
Interest rate lock commitments	465	—	—	465
Mortgage servicing rights	26,439	—	—	26,439
Commercial servicing rights	2,194	—	—	2,194
Retail interest rate contracts	49	—	49	—
Total other assets	$43,935	$—	$14,837	$29,098
Liabilities:
Interest rate swaps	$13,011	$—	$13,011	$—
Total other liabilities	$13,011	$—	$13,011	$—

    The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2025 and 2024:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance
December 31, 2025
Interest rate lock commitments	$465	($1,957)	$16,317	($13,902)	$923
Mortgage servicing rights	26,439	(3,782)	4,817	—	27,474
Commercial servicing rights	2,194	(334)	482	—	2,342
Total	$29,098	($6,073)	$21,616	($13,902)	$30,739
December 31, 2024
Interest rate lock commitments	$342	($1,743)	$14,101	($12,235)	$465
Mortgage servicing rights	19,564	(201)	7,076	—	26,439
Commercial servicing rights	2,200	(52)	46	—	2,194
Total	$22,106	($1,996)	$21,223	($12,235)	$29,098

    As of and for the years ending December 31, 2025 and 2024, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis. For loans individually measured for credit losses, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Loans individually measured for credit losses	$2,729	$—	$—	$2,729
Other real estate owned	—	—	—	—
Total	$2,729	$—	$—	$2,729
December 31, 2024
Loans individually measured for credit losses	$—	$—	$—	$—
Other real estate owned	—	—	—	—
Total	$—	$—	$—	$—

    The following table presents the (gains) losses resulting from nonrecurring fair value adjustments for the periods ended December 31, 2025, 2024 and 2023, respectively:

(In Thousands)	2025	2024	2023
Loans individually measured for credit losses	$142	$—	$—
Other real estate owned	—	—	123
Total (income) loss from nonrecurring measurements	$142	$—	$123

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
    The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at December 31, 2025 and 2024:

Financial Instrument	Valuation Technique - Recurring Basis	Unobservable Input	Weighted Average or Rate Range
December 31, 2025
Interest rate lock commitment	External pricing model	Pull through rate	91.53%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	5.88% - 20.96%
		Discount rate	9.50% - 11.00%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	3.84% - 17.55%
		Discount rate	12.00%
December 31, 2024
Interest rate lock commitment	External pricing model	Pull through rate	93.35%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	2.01% - 14.91%
		Discount rate	9.50% - 11.00%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	3.13% - 18.23%
		Discount rate	12.00%

Financial Instrument	Valuation Technique - Nonrecurring Basis	Unobservable Input	Weighted Average or Rate Range
December 31, 2025
Loans individually measured for credit losses	In-house valuation of collateral	Discount rate	10%

NOTE 26 - Segment Information
    The Company's operations are managed along three reportable operating segments: Community Banking, Home Mortgage Lending, and Specialty Finance. The Company reevaluated our reportable operating segments in 2024 concurrent with the acquisition of SCF, which resulted in the addition of the Specialty Finance segment. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of December 31, 2025, the Community Banking segment operated 20 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties, mortgage loan servicing for a portion of mortgage loans sold, and investment in certain 1-4 family residential mortgage loans on our balance sheet. The Specialty Finance segment's principal business focus is factoring, asset based lending and alternative working capital solutions to small and medium sized enterprises, and includes SCF and Northrim Funding Services, which was previously reported in the Community Banking segment prior to the acquisition of SCF.
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
Accounting policies for segments are the same as those described in Note 1 to the Consolidated Financial Statements. Interest expense included in Part II. Item 8 of this report is allocated to each segment based on average cash utilized to fund the operations of the segment and the average cost of interest-bearing liabilities for the consolidated entity. Indirect salary expense for activities such as general management, accounting and finance, human resources, compliance, information technology, risk management, and internal audit are allocated based on the average percentage of employee time spent working in each specific segment.
    Financial information for the Company's reportable segments and the reconciliation to the consolidated financial results for the periods indicated is shown in the following tables:

December 31, 2025
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$157,060	$18,087	$3,231	$178,378
Interest expense	34,427	5,804	2,538	42,769
Net interest income	122,633	12,283	693	135,609
Provision for credit losses	2,338	1,178	394	3,910
Net interest income after provision for credit losses	120,295	11,105	299	131,699
Net realized gains on mortgage loans sold	—	16,777	—	16,777
Change in fair value of mortgage loan commitments, net	—	346	—	346
Total production revenue	—	17,123	—	17,123
Mortgage servicing revenue	—	10,822	—	10,822
Change in fair value of mortgage servicing rights:
Due to changes in model inputs of assumptions	—	(1,402)	—	(1,402)
Other	—	(2,380)	—	(2,380)
Total mortgage servicing revenue, net	—	7,040	—	7,040
Other mortgage banking revenue	—	1,074	—	1,074
Total mortgage banking income	—	25,237	—	25,237
Purchased receivable income	—	—	25,806	25,806
Other operating income	26,582	—	(422)	26,160
Total other operating income	26,582	25,237	25,384	77,203
Salaries and other personnel expense	49,080	22,224	7,033	78,337
Data processing expense	11,395	1,112	618	13,125
Occupancy expense	5,557	1,985	280	7,822
Professional and outside services	2,854	1,032	795	4,681
Marketing expense	3,164	547	17	3,728
Insurance expense	3,120	85	7	3,212
Compensation expense - SCF acquisition payments	—	—	2,333	2,333
Other operating expense	7,230	2,788	1,127	11,145
Total other operating expense	82,400	29,773	12,210	124,383
Income before provision for income taxes	64,477	6,569	13,473	84,519
Provision for income taxes	14,928	1,767	3,216	19,911
Net income	$49,549	$4,802	$10,257	$64,608

Total assets	$2,724,236	$390,242	$175,795	$3,290,273
Loans held for sale	$—	$100,323	$—	$100,323
1-4 family residential properties secured by first liens	$—	$243,185	$—	$243,185
Purchased receivables, net	$—	$—	$101,642	$101,642
Goodwill	$7,525	$7,492	$34,857	$49,874

December 31, 2025
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$157,060	$18,087	$3,231	$178,378
Mortgage banking income - external revenue	—	25,237	—	25,237
Mortgage banking income - intersegment revenues	—	2,945	—	2,945
Purchased receivable income	—	—	25,806	25,806
Other operating income	26,582	—	(422)	26,160
	183,642	46,269	28,615	258,526
Reconciliation of revenue
Elimination of intersegment revenues	—	(2,945)	—	(2,945)
Total consolidated revenues	$183,642	$43,324	$28,615	$255,581
Less:
Interest expense	34,427	5,804	2,538	42,769
Provision for credit losses	2,338	1,178	394	3,910
Segment gross profit	146,877	36,342	25,683	208,902

Less(1):
Salaries and other personnel expense	$49,080	$22,224	$7,033	$78,337
Data processing expense	11,395	1,112	618	13,125
Occupancy expense	5,557	1,985	280	7,822
Professional and outside services	2,854	1,032	795	4,681
Marketing expense	3,164	547	17	3,728
Insurance expense	3,120	85	7	3,212
Compensation expense - SCF acquisition payments	—	—	2,333	2,333
Intersegment expense	2,945	—	—	2,945
Other segment items(2)	7,230	2,788	1,127	11,145
Segment expense	85,345	29,773	12,210	127,328

Reconciliation of expense
Elimination of intersegment expense	($2,945)	$—	$—	(2,945)
Total consolidated expense	$82,400	$29,773	$12,210	$124,383

Income before provision for income taxes	$64,477	$6,569	$13,473	$84,519
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
Specialty finance: miscellaneous operating costs related to specialty finance activities.

December 31, 2024
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$136,495	$16,477	$947	$153,919
Interest expense	34,391	5,249	1,096	40,736
Net interest income (loss)	102,104	11,228	(149)	113,183
Provision for credit losses	2,276	892	125	3,293
Net interest income (loss) after provision for credit losses	99,828	10,336	(274)	109,890
Net realized gains on mortgage loans sold	—	13,994	—	13,994
Change in fair value of mortgage loan commitments, net	—	172	—	172
Total production revenue	—	14,166	—	14,166
Mortgage servicing revenue	—	9,155	—	9,155
Change in fair value of mortgage servicing rights:
Due to changes in model inputs of assumptions	—	1,334	—	1,334
Other	—	(1,535)	—	(1,535)
Total mortgage servicing revenue, net	—	8,954	—	8,954
Other mortgage banking revenue	—	882	—	882
Total mortgage banking income	—	24,002	—	24,002
Purchased receivable income	—	—	7,146	7,146
Other operating income (loss)	10,960	—	(67)	10,893
Total other operating income	10,960	24,002	7,079	42,041
Salaries and other personnel expense	44,864	20,968	2,015	67,847
Data processing expense	9,918	966	102	10,986
Occupancy expense	5,534	1,927	148	7,609
Professional and outside services	2,284	827	1,240	4,351
Marketing expense	2,518	499	11	3,028
Insurance expense	2,690	101	170	2,961
Other operating expense	5,277	2,336	542	8,155
Total other operating expense	73,085	27,624	4,228	104,937
Income before provision for income taxes	37,703	6,714	2,577	46,994
Provision for income taxes	7,359	1,934	730	10,023
Net income	$30,344	$4,780	$1,847	$36,971

Total assets	$2,547,709	$357,630	$136,530	$3,041,869
Loans held for sale	$—	$59,957	$—	$59,957
1-4 family residential properties secured by first liens	$—	$270,966	$—	$270,966
Purchased receivables, net	$—	$—	$74,078	$74,078
Goodwill	$7,525	$7,492	$35,001	$50,018

December 31, 2024
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$136,495	$16,477	$947	$153,919
Mortgage banking income - external revenue	—	24,002	—	24,002
Mortgage banking income - intersegment revenue	—	3,623	—	3,623
Purchased receivable income	—	—	7,146	7,146
Other operating income (loss)	10,960	—	(67)	10,893
	147,455	44,102	8,026	199,583
Reconciliation of revenue
Elimination of intersegment revenues	—	(3,623)	—	(3,623)
Total consolidated revenues	$147,455	$40,479	$8,026	$195,960
Less:
Interest expense	34,391	5,249	1,096	40,736
Provision for credit losses	2,276	892	125	3,293
Segment gross profit	110,788	34,338	6,805	151,931

Less(1):
Salaries and other personnel expense	$44,864	$20,968	$2,015	$67,847
Data processing expense	9,918	966	102	10,986
Occupancy expense	5,534	1,927	148	7,609
Professional and outside services	2,284	827	1,240	4,351
Marketing expense	2,518	499	11	3,028
Insurance expense	2,690	101	170	2,961
Intersegment expense	3,623	—	—	3,623
Other segment items(2)	5,277	2,336	542	8,155
Segment expense	76,708	27,624	4,228	108,560

Reconciliation of expense
Elimination of intersegment expense	($3,623)	$—	$—	(3,623)
Total consolidated expense	$73,085	$27,624	$4,228	$104,937

Income before provision for income taxes	$37,703	$6,714	$2,577	$46,994
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
Specialty finance: miscellaneous operating costs related to specialty finance activities.

December 31, 2023
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$121,855	$9,693	$403	$131,951
Interest expense	26,300	2,395	—	28,695
Net interest income	95,555	7,298	403	103,256
Provision for credit losses	3,842	—	—	3,842
Net interest income after provision for credit losses	91,713	7,298	403	99,414
Net realized gains on mortgage loans sold	—	7,828	—	7,828
Change in fair value of mortgage loan commitments, net	—	(102)	—	(102)
Total production revenue	—	7,726	—	7,726
Mortgage servicing revenue	—	7,368	—	7,368
Change in fair value of mortgage servicing rights:
Due to changes in model inputs of assumptions	—	(922)	—	(922)
Other	—	(1,765)	—	(1,765)
Total mortgage servicing revenue, net	—	4,681	—	4,681
Other mortgage banking revenue	—	356	—	356
Total mortgage banking income	—	12,763	—	12,763
Purchased receivable income	—	—	4,482	4,482
Other operating income	9,130	—	—	9,130
Total other operating income	9,130	12,763	4,482	26,375
Salaries and other personnel expense	42,795	17,873	1,073	61,741
Data processing expense	9,091	692	38	9,821
Occupancy expense	5,432	1,839	123	7,394
Professional and outside services	2,305	751	72	3,128
Marketing expense	2,465	462	2	2,929
Insurance expense	2,423	96	—	2,519
Other operating expense	4,742	1,784	123	6,649
Total other operating expense	69,253	23,497	1,431	94,181
Income (loss) before provision for income taxes	31,590	(3,436)	3,454	31,608
Provision for income taxes	6,175	(943)	982	6,214
Net income (loss)	$25,415	($2,493)	$2,472	$25,394

Total assets	$2,496,910	$267,706	$42,881	$2,807,497
Loans held for sale	$—	$31,974	$—	$31,974
1-4 family residential properties secured by first liens	$—	$203,738	$—	$203,738
Purchased receivables, net	$—	$—	$36,842	$36,842
Goodwill	$7,525	$7,492	$—	$15,017

December 31, 2023
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$121,855	$9,693	$403	$131,951
Mortgage banking income - external revenue	—	12,763	—	12,763
Mortgage banking income - intersegment revenue	—	1,370	—	1,370
Purchased receivable income	—	—	4,482	4,482
Other operating income	9,130	—	—	9,130
	130,985	23,826	4,885	159,696
Reconciliation of revenue
Elimination of intersegment revenues	—	(1,370)	—	(1,370)
Total consolidated revenues	$130,985	$22,456	$4,885	$158,326
Less:
Interest expense	26,300	2,395	—	28,695
Provision for credit losses	3,842	—	—	3,842
Segment gross profit	100,843	20,061	4,885	125,789

Less(1):
Salaries and other personnel expense	$42,795	$17,873	$1,073	$61,741
Data processing expense	9,091	692	38	9,821
Occupancy expense	5,432	1,839	123	7,394
Professional and outside services	2,305	751	72	3,128
Marketing expense	2,465	462	2	2,929
Insurance expense	2,423	96	—	2,519
Intersegment expense	1,370	—	—	1,370
Other segment items(2)	4,742	1,784	123	6,649
Segment expense	70,623	23,497	1,431	95,551

Reconciliation of expense
Elimination of intersegment expense	($1,370)	$—	$—	(1,370)
Total consolidated expense	$69,253	$23,497	$1,431	$94,181

Income before provision for income taxes	$31,590	($3,436)	$3,454	$31,608
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
Specialty finance: miscellaneous operating costs related to specialty finance activities.

NOTE 27 - Parent Company Information

Balance Sheets at December 31,	2025	2024
(In Thousands)
Assets
Cash and cash equivalents	$14,952	$4,387
Marketable equity securities	8,392	8,719
Investment in Northrim Bank	362,036	260,957
Investment in NISC	5,028	1,112
Investment in NST2	310	310
Taxes receivable, net	3,051	—
Other assets	2,703	2,233
Total Assets	$396,472	$277,718
Liabilities
Subordinated debentures	$68,924	$10,310
Other liabilities	1,004	292
Total Liabilities	69,928	10,602
Shareholders' Equity
Common stock	5,528	5,518
Additional paid-in capital	10,822	9,311
Retained earnings	309,575	259,311
Accumulated other comprehensive (loss) income	619	(7,024)
Total Shareholders' Equity	326,544	267,116
Total Liabilities and Shareholders' Equity	$396,472	$277,718

Statements of Income for Years Ended:	2025	2024	2023
(In Thousands)
Income
Interest income	$612	$1,203	$1,258
Equity in undistributed earnings from Northrim Bank	57,497	37,334	26,871
Equity in undistributed earnings from NISC	10,611	83	(22)
Gain on sale of marketable equity securities, net	—	112	—
Unrealized gain (loss) on marketable equity securities	169	465	120
Total Income	$68,889	$39,197	$28,227
Expense
Interest expense	805	403	400
Administrative and other expenses	5,110	3,381	3,357
Total Expense	5,915	3,784	3,757
Income Before Benefit from Income Taxes	62,974	35,413	24,470
Benefit from income taxes	(1,634)	(1,558)	(924)
Net Income	$64,608	$36,971	$25,394

Statements of Cash Flows for Years Ended:	2025	2024	2023
(In Thousands)
Operating Activities:
Net income	$64,608	$36,971	$25,394
Adjustments to Reconcile Net Income to Net Cash:
Gain on sale of securities, net	—	112	—
Amortization of debt issuance costs	14	—	—
Equity in undistributed earnings from subsidiaries	(46,956)	(37,252)	(26,892)
Gain on sale by PWA	(14,486)	—	—
Change in fair value marketable equity securities	(169)	(465)	(120)
Stock-based compensation	1,734	913	937
Changes in other assets and liabilities	(3,395)	(60)	(1,380)
Net Cash Provided (Used) by Operating Activities	1,350	219	(2,061)
Investing Activities:
Purchases of marketable equity securities	—	(1,964)	(2,297)
Proceeds from sales/calls/maturities of marketable equity securities	481	6,973	—
Investment in Northrim Bank, NISC & NST2	(35,928)	(6,157)	14,628
Net Cash (Used) Provided by Investing Activities	(35,447)	(1,148)	12,331
Financing Activities:
Dividends paid to shareholders	(14,547)	(13,751)	(13,609)
Proceeds from issuance of common stock	609	801	555
Proceeds from issuance of subordinated debentures	60,000	—	—
Payment of debt issuance costs	(1,400)	—	—
Repurchase of common stock	—	(789)	(9,044)
Net Cash Used by Financing Activities	44,662	(13,739)	(22,098)
Net change in Cash and Cash Equivalents	10,565	(14,668)	(11,828)
Cash and Cash Equivalents at beginning of year	4,387	19,055	30,883
Cash and Cash Equivalents at end of year	$14,952	$4,387	$19,055

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
    Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.  In making this assessment management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.
    Based on our assessment and the criteria discussed above, management believes that, as of December 31, 2025, the Company maintained effective internal control over financial reporting.
    The Company’s independent registered public accounting firm has issued an attestation report on the Company’s effectiveness of internal control over financial reporting.  This report appears under Part II. Item 8 of this report.

ITEM 9B.            OTHER INFORMATION
    (a) None.

(b) During the three months ended December 31, 2025, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.            DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

    Not applicable.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
    Information concerning the officers and directors of the Company required to be included in this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2026 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 11.            EXECUTIVE COMPENSATION
    Information concerning executive compensation and director compensation and certain matters regarding participation in the Company’s compensation committee required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2026 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
    Information concerning the security ownership of certain beneficial owners and management required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2026 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
    Information concerning certain relationships and related transactions required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2026 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES
    Information concerning fees paid to our independent auditors required by this item is incorporated by reference from the Company’s definitive proxy statement for its annual meeting of shareholders to be held in 2026 which will be filed with the SEC within 120 days of our most recently completed fiscal year.

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
(a) The following documents are filed as part of this Annual Report on Form 10-K:
    Consolidated Balance Sheets as of December 31, 2025 and 2024
    Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023
    Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023
    Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025, 2024, and 2023
    Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023
    Notes to Consolidated Financial Statements

Exhibits
2.1    Membership Interest Purchase Agreement dated October 31, 2024 by and among Northrim Bank, Sallyport Commercial Finance, LLC, and the sellers identified therein. (Incorporated by reference to Exhibit 2.1 of the Company's Form 10-K for the year ended December 31, 2024, filed with the SEC on March 10, 2025).

3.1    Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company's Form 8-A filed with the SEC on January 14, 2002.)
3.2    Articles of Amendment to the Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q for the quarter ended June 30, 2009, filed with the SEC on August 10, 2009.)
3.4    Articles of Amendment to the Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2025.)
3.5     Bylaws of Northrim BanCorp, Inc. as amended (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2023.)
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
4.5    Indenture dated as of November 26, 2025, by and between Northrim BanCorp, Inc. and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC on November, 26, 2025.)
4.6    Form of 6.875% Fixed-to-Floating Rate Subordinated Note Due December 31, 2035 (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed with the SEC on November, 26, 2025.)
4.7    Form of Note Purchase Agreement, dated November 26, 2025 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on November, 26, 2025.)
4.8    Form of Registration Rights Agreement, dated November 25, 2026 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on November, 26, 2025.)

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
10.04   Employment Agreement with Michael G. Huston dated January 1, 2026 (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on January 2, 2026.)
10.05  Employment Agreement with Jed W. Ballard dated January 1, 2026 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on January 2, 2026.)
10.06   Employment Agreement with Mark Edwards dated January 1, 2026 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on January 2, 2026.)
10.07   Employment Agreement with Jason Criqui dated January 1, 2026 (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on January 2, 2026.)
10.08  Employment Agreement with Amber Zins dated January 1, 2026 (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on January 2, 2026.)
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
10.14     Northrim BanCorp, Inc. 2025 Stock Incentive Plan (Incorporated by reference to Exhibit D to the Company's Proxy Statement filed with the SEC on April 8, 2025.)
14      Code of Ethics (Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Business Conduct and Ethics on its website at https://www.northrim.com/Portals/NorthrimBank/PDFs/Code.of.Conduct.pdf).

19      Insider Trading Policy (Incorporated by reference to Exhibit 19 of the Company's Form 10-K for the year ended December 31, 2024, filed with the SEC on March 10, 2025).

21.1     Subsidiaries
23.1     Consent of Baker Tilly US, LLP
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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page for the Company's Annual Report on 10-K for the year ended December 31, 2025 - formatted in Inline XBRL (included in Exhibit 101)

ITEM 16.            FORM 10-K SUMMARY

Not applicable.

Annual Report on Form 10-K
Annual Report Under Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2025.
Commission File Number 0-33501
Northrim BanCorp, Inc.
State of Incorporation: Alaska
Employer ID Number: 92-0175752
3111 C Street
Anchorage, Alaska 99503
Telephone Number: (907) 562-0062

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.25 Par Value
Northrim BanCorp, Inc. has filed all reports required to be filed by Section 13 of the Securities and Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.
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
The aggregate market value of common stock held by non-affiliates of Northrim BanCorp, Inc. at June 30, 2025, was $496,019,071.
The number of shares of Northrim BanCorp Inc.’s common stock outstanding at March 6, 2026, was 22,127,970.
This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the SEC.  Only those sections of the Annual Report required in the following cross reference index and the information under the caption “Forward Looking Statements” are incorporated into this Form 10-K.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2026.
    Northrim BanCorp, Inc.

By	/s/ Michael G. Huston
Michael G. Huston
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 6, 2026.
    Principal Executive Officer:

By	/s/ Michael G. Huston
Michael G. Huston
Chairman, President and Chief Executive Officer

    Principal Financial Officer and Principal Accounting Officer:

By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer

Jed W. Ballard or Michael G. Huston, pursuant to the power of attorneys filed with this Annual Report on Form 10-K as Exhibit 24.1, has signed this report on March 6, 2026, as attorney-in-fact for the following directors who constitute a majority of the Board of Directors.

Anthony J. Drabek	David J. McCambridge
Karl L. Hanneman	Krystal M. Nelson
Shauna Z. Hegna	Marilyn F. Romano
Michael G. Huston	Aaron M. Schutt
David W. Karp	John C. Swalling
Joseph P. Marushack	Linda C. Thomas

By	/s/ Jed W. Ballard
Jed W. Ballard
as Attorney-in-fact
March 6, 2026

Investor Information
Annual Meeting

Date:	Thursday, May 28, 2026
Time:	9 a.m. Alaska time
Location:	Live Webcast
www.virtualshareholdermeeting.com/NRIM2026

Stock Symbol
Northrim BanCorp, Inc.’s stock is traded on the Nasdaq Global Select Stock Market under the symbol, NRIM.

Auditor
Baker Tilly US, LLP

Transfer Agent and Registrar
Equiniti Trust Company: 1-800-937-5449 help@equiniti.com

Legal Counsel
Accretive Legal, PLLC
Miller Nash, LLP

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