Form 10-Q
period 2026-03-31
NORTHRIM BANCORP INC
filed 2026-05-01
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☐ Yes  ☒ No
The number of shares of the issuer’s Common Stock, par value $0.25 per share, outstanding at May 1, 2026 was 22,244,766.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the consolidated financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2026	December 31, 2025
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$33,030	$36,042
Interest bearing deposits in other banks	121,907	109,864
Marketable equity securities	10,145	8,392
Investment securities available for sale, at fair value	418,447	420,661
Investment securities held to maturity, at amortized cost	31,750	26,750
Investment in Federal Home Loan Bank stock	7,060	6,764
Loans held for sale	81,179	100,323
Loans	2,358,702	2,295,499
Allowance for credit losses, loans	(24,812)	(23,737)
Net loans	2,333,890	2,271,762
Purchased receivables, net	105,029	101,642
Mortgage servicing rights, at fair value	28,426	27,474
Other real estate owned, net	1,036	—
Premises and equipment, net	41,728	39,692
Operating lease right-of-use assets	11,749	5,911
Goodwill	49,874	49,874
Other intangible assets, net	950	950
Other assets	78,708	84,172
Total assets	$3,354,908	$3,290,273
LIABILITIES
Deposits:
Demand	$826,445	$721,925
Interest-bearing demand	1,215,182	1,242,546
Savings	243,667	250,006
Money market	197,402	195,793
Certificates of deposit	391,050	402,759
Total deposits	2,873,746	2,813,029
Borrowings	81,652	81,729
Operating lease liabilities	11,857	5,941
Other liabilities	51,844	63,030
Total liabilities	3,019,099	2,963,729
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.25 par value, 40,000,000 shares authorized, 22,244,766 and 22,111,637 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	5,561	5,528
Additional paid-in capital	10,363	10,822
Retained earnings	319,660	309,575
Accumulated other comprehensive income, net of tax	225	619
Total shareholders' equity	335,809	326,544
Total liabilities and shareholders' equity	$3,354,908	$3,290,273
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(In Thousands, Except Per Share Data)	2026	2025
Interest and Dividend Income
Interest and fees on loans and loans held for sale	$39,977	$37,470
Interest on investment securities available for sale	3,005	2,952
Dividends on marketable equity securities	157	145
Interest on investment securities held to maturity	466	473
Dividends on Federal Home Loan Bank stock	146	105
Interest on deposits in other banks	1,145	416
Total Interest and Dividend Income	44,896	41,561
Interest Expense
Interest expense on deposits	8,997	9,935
Interest expense on borrowings	79	237
Interest expense on subordinated debentures	1,159	92
Total Interest Expense	10,235	10,264
Net Interest Income	34,661	31,297
Provision (benefit) for credit losses	960	(1,409)
Net Interest Income After Provision (Benefit) for Credit Losses	33,701	32,706
Other Operating Income
Mortgage banking income	6,461	4,251
Purchased receivable income	6,132	6,150
Bankcard fees	1,089	1,074
Service charges on deposit accounts	811	677
Unrealized (loss) on marketable equity securities	(256)	(50)
Other income	642	938
Total Other Operating Income	14,879	13,040
Other Operating Expense
Salaries and other personnel expense	19,506	17,223
Data processing expense	3,305	3,104
Occupancy expense	2,104	1,889
Professional and outside services	1,159	1,115
Marketing expense	901	672
Compensation expense - Sallyport acquisition payments	500	600
Insurance expense	404	1,017
OREO expense, net rental income and gains on sale	12	3
Other expense	2,731	2,548
Total Other Operating Expense	30,622	28,171
Income Before Provision for Income Taxes	17,958	17,575
Provision for income taxes	4,283	4,251
Net Income	$13,675	$13,324
Earnings Per Share, Basic	$0.62	$0.60
Earnings Per Share, Diluted	$0.61	$0.60
Weighted Average Common Shares Outstanding, Basic	22,166,888	22,079,992
Weighted Average Common Shares Outstanding, Diluted	22,577,720	22,432,408
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended March 31,
(In Thousands)	2026	2025
Net income	$13,675	$13,324
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized holding (losses) gains arising during the period	($623)	$3,974
Derivatives and hedging activities:
Unrealized holding gains (losses) arising during the period	6	(244)
Foreign currency translation income	48	5
Income tax expense related to net unrealized losses (gains)	175	(1,061)
Other comprehensive (loss) income, net of tax	(394)	2,674
Comprehensive income	$13,281	$15,998

See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of Tax	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2025	22,071	$5,518	$9,311	$259,311	($7,024)	$267,116
Cash dividend on common stock ($0.16 per share)	—	—	—	(3,573)	—	(3,573)
Stock-based compensation expense	—	—	232	—	—	232
Exercise of stock options and vesting of restricted stock units, net	12	3	(20)	—	—	(17)
Other comprehensive income, net of tax	—	—	—	—	2,674	2,674
Net income	—	—	—	13,324	—	13,324
Balance as of March 31, 2025	22,083	$5,521	$9,523	$269,062	($4,350)	$279,756
Cash dividend on common stock ($0.16 per share)	—	—	—	(3,585)	—	(3,585)
Stock-based compensation expense	—	—	327	—	—	327
Exercise of stock options and vesting of restricted stock units, net	4	1	(13)	—	—	(12)
Other comprehensive income, net of tax	—	—	—	—	1,955	1,955
Net income	—	—	—	11,778	—	11,778
Balance as of June 30, 2025	22,087	$5,522	$9,837	$277,255	($2,395)	$290,219
Cash dividend on common stock ($0.16 per share)	—	—	—	(3,591)	—	(3,591)
Stock-based compensation expense	—	—	363	—	—	363
Exercise of stock options and vesting of restricted stock units, net	4	1	(17)	—	—	(16)
Other comprehensive income, net of tax	—	—	—	—	1,623	1,623
Net income	—	—	—	27,065	—	27,065
Balance as of September 30, 2025	22,091	$5,523	$10,183	$300,729	($772)	$315,663
Cash dividend on common stock ($0.16 per share)	—	—	—	(3,595)	—	(3,595)
Stock-based compensation expense	—	—	812	—	—	812
Exercise of stock options and vesting of restricted stock units, net	21	5	(173)	—	—	(168)
Other comprehensive income, net of tax	—	—	—	—	1,391	1,391
Net income	—	—	—	12,441	—	12,441
Balance as of December 31, 2025	22,112	$5,528	$10,822	$309,575	$619	$326,544
 See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of Tax	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2026	22,112	$5,528	$10,822	$309,575	$619	$326,544
Cash dividend on common stock ($0.16 per share)	—	—	—	(3,590)	—	(3,590)
Stock-based compensation expense	—	—	310	—	—	310
Exercise of stock options and vesting of restricted stock units, net	133	33	(769)	—	—	(736)
Other comprehensive loss, net of tax	—	—	—	—	(394)	(394)
Net income	—	—	—	13,675	—	13,675
Balance as of March 31, 2026	22,245	$5,561	$10,363	$319,660	$225	$335,809
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2026	2025
Operating Activities:
Net income	$13,675	$13,324
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and amortization of premises and equipment	855	895
Depreciation of debt issuance costs	35	—
Amortization of investment security premium, net of discount accretion	(118)	50
Unrealized loss on marketable equity securities	256	50
Deferred tax (benefit) expense	1,729	—
Stock-based compensation	310	232
Deferred loan fees and amortization, net of costs	(605)	502
Provision for credit losses	960	(1,409)
Additions to home mortgage servicing rights carried at fair value	(1,079)	(1,230)
Change in fair value of home mortgage servicing rights carried at fair value	127	855
Change in fair value of commercial servicing rights carried at fair value	2	73
Change in fair value of loans held for sale	—	1,161
Gain on sale of loans	(2,997)	(2,740)
Proceeds from the sale of loans held for sale	145,525	110,907
Origination of loans held for sale	(123,384)	(108,499)
Net changes in assets and liabilities:
Increase in accrued interest receivable	(1,663)	(1,887)
Decrease in other assets	5,763	2,836
(Decrease) increase in other liabilities	(12,174)	1,420
Net Cash Provided by Operating Activities	27,217	16,540
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(54,986)	(15,187)
Purchases of marketable equity securities	(2,009)	—
Purchases of FHLB stock	(421)	(7,472)
Purchases of investment securities held to maturity	(15,000)	—
Proceeds from sales/calls/maturities of securities available for sale	56,693	34,631
Proceeds from sales/calls/maturities of securities held to maturity	10,000	—
Proceeds from redemption of FHLB stock	125	7,461
Increase in purchased receivables, net	(3,383)	(21,457)
Increase in loans, net	(63,845)	(96,010)
Sallyport Commercial Finance, LLC acquisition, net of cash received	—	144
Purchases of premises and equipment	(2,891)	(208)
Net Cash (Used) by Investing Activities	(75,717)	(98,098)
Financing Activities:
Increase in deposits	60,717	97,788
Decrease in borrowings	(112)	(9,909)
Proceeds from the issuance of common stock	483	—
Cash dividends paid	(3,557)	(3,534)
Net Cash Provided by Financing Activities	57,531	84,345
Net Change in Cash and Cash Equivalents	9,031	2,787
Cash and Cash Equivalents at Beginning of Period	145,906	62,736
Cash and Cash Equivalents at End of Period	$154,937	$65,523

Supplemental Information:
Income taxes paid	$1	$193
Interest paid	$9,228	$10,345
Transfer of loans to other real estate owned	$1,036	$—
Non-cash lease liability arising from obtaining right of use assets	$6,426	$—
Cash dividends declared but not paid	$33	$39

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements have not been audited, and they include the accounts of the Company and its wholly-owned subsidiaries, and the wholly owned subsidiaries of Northrim Bank (the “Bank”). Significant intercompany balances have been eliminated in consolidation. As of December 31, 2024, the Company had one wholly-owned business trust subsidiary, Northrim Statutory Trust 2 (“Trust 2”), that was formed to issue trust preferred securities and related common securities of Trust 2. The Company has not consolidated the accounts of Trust 2 in its consolidated financial statements in accordance with U.S. GAAP. As a result, the junior subordinated debentures issued by the Company to Trust 2 are reflected on the Company’s consolidated balance sheet as junior subordinated debentures.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company determined that it operates in three primary operating segments: Community Banking, Home Mortgage Lending, and Specialty Finance. The Company has evaluated subsequent events and transactions for potential recognition or disclosure. Operating results for the interim period ended March 31, 2026 are not necessarily indicative of the results anticipated for the year ending December 31, 2026. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
The Company’s significant accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in our application of these accounting policies in 2026, except for the addition of the following item.
Subordinated Debt: The Company’s subordinated debt is recorded at its contractual principal amount net of unamortized debt issuance costs and original issue discounts or premiums, if any. The debt is subordinate in right of payment to all existing and future senior indebtedness of the Company, as defined in the related indenture or credit agreement. Debt issuance costs incurred in connection with subordinated debt are deferred and presented as a direct deduction from the carrying amount of the related debt and are amortized over the term of the debt using the effective interest method. Interest expense related to subordinated debt includes cash interest and the amortization of debt issuance costs and is recognized in interest expense in the consolidated statements of income.
Common Stock Split
On September 18, 2025, the Company effected a four-for-one forward stock split of its common stock, a proportionate increase the number of authorized shares of the common stock from 10,000,000 to 40,000,000 and proportionate decrease in the par value of the common stock from $1.00 per share to $0.25 per share. All share, equity award and per share amounts presented throughout this Quarterly Report of Form 10-Q have been retrospectively adjusted to reflect the common stock split.
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

In November 2025, the FASB issued ASU 2025‑08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans (“ASU 2025-08”). The amendments in ASU 2025‑08 are intended to simplify and improve the accounting for acquired loans under the Current Expected Credit Losses (“CECL”) model by expanding the use of the “gross‑up” approach currently applied only to purchased credit deteriorated (“PCD”) assets. Under prior generally accepted accounting principles, entities were required to distinguish between PCD and non‑PCD acquired loans, resulting in differing Day 1 accounting and concerns about complexity, comparability, and perceived double‑counting of credit losses for non‑PCD loans. ASU 2025‑08 creates a new category of “purchased seasoned loans,” defined as acquired loans—in a business combination or acquired more than 90 days after origination—other than credit cards, that meet certain criteria. These loans must now be accounted for using the gross‑up approach. This method requires an entity to recognize an allowance for expected credit losses at the acquisition date with a corresponding increase to the loan’s amortized cost basis, eliminating Day 1 credit loss expense while reducing subsequent interest income. Existing guidance for PCD assets remains unchanged. ASU 2025‑08 is effective for the Company for interim and annual reporting periods beginning after December 15, 2026 and must be applied prospectively to loans acquired after the adoption date. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025‑08 but does not expect the adoption to have a material effect on its consolidated financial statements.
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

2. Investment Securities
Marketable Equity Securities
The Company held marketable equity securities with fair values of $10.1 million at March 31, 2026 and $8.4 million at December 31, 2025, respectively. The realized and unrealized gains (losses) recognized on marketable equity securities in other operating income in the Company's Consolidated Statements of Income were as follows:

	Three Months Ended March 31,
(In Thousands)	2026	2025
Unrealized (loss) on marketable equity securities	($256)	($50)
Total	($256)	($50)

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

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2026
Securities available for sale
U.S. Treasury and government sponsored entities	$383,307	$928	($2,215)	$—	$382,020
U.S. Agency mortgage-backed securities	4,706	2	—		4,708
Corporate bonds	5,001	—	(23)	—	4,978
Collateralized loan obligations	26,728	31	(18)	—	26,741
Total securities available for sale	$419,742	$961	($2,256)	$—	$418,447

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2026
Securities held to maturity
Corporate bonds	$31,750	$—	($1,066)	$—	$30,684
Total securities held to maturity	$31,750	$—	($1,066)	$—	$30,684

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2025
Securities available for sale
U.S. Treasury and government sponsored entities	$389,391	$1,717	($2,371)	$—	$388,737
U.S. Agency mortgage-backed securities	4,797	1	—		4,798
Corporate bonds	5,003	—	(51)	—	4,952
Collateralized loan obligations	22,141	33	—	—	22,174
Total securities available for sale	$421,332	$1,751	($2,422)	$—	$420,661

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2025
Securities held to maturity
Corporate bonds	$26,750	$426	($578)	$—	$26,598
Total securities held to maturity	$26,750	$426	($578)	$—	$26,598

Gross unrealized losses on available for sale securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2026 and December 31, 2025 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2026
Securities available for sale
U.S. Treasury and government sponsored entities	$103,212	($598)	$187,086	($1,617)	$290,298	($2,215)
Corporate bonds	—	—	4,978	(23)	4,978	(23)
Collateralized loan obligations	4,982	(18)	—	—	4,982	(18)
Total	$108,194	($616)	$192,064	($1,640)	$300,258	($2,256)
Securities Held to Maturity
Corporate bonds	$4,773	($227)	$10,911	($839)	$15,684	($1,066)
Total	$4,773	($227)	$10,911	($839)	$15,684	($1,066)

December 31, 2025
Securities available for sale
U.S. Treasury and government sponsored entities	$19,992	($8)	$236,387	($2,363)	$256,379	($2,371)
Corporate bonds	—	—	4,592	(51)	4,592	(51)
Total	$19,992	($8)	$240,979	($2,414)	$260,971	($2,422)
Securities Held to Maturity
Corporate bonds	$—	$—	$11,172	($578)	$11,172	($578)
Total	$—	$—	$11,172	($578)	$11,172	($578)

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

At March 31, 2026, the Company had 16 available for sale securities in an unrealized loss position without an ACL that have been in a loss position for less than twelve months. There were 22 available for sale securities without an ACL with unrealized losses at March 31, 2026 that have been in a loss position for more than twelve months. At March 31, 2026, the Company had two held to maturity securities in an unrealized loss position without an ACL that have been in a loss position for more than twelve months. There was one held to maturity security without an ACL with an unrealized loss at March 31, 2026 that had been in a loss position for less than twelve months. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2026, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, primarily changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company's Consolidated Statements of Income.

At March 31, 2026 and December 31, 2025, carrying amounts of $214.9 million and $210.3 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and estimated fair values of available for sale and held to maturity debt securities at March 31, 2026, are distributed by contractual maturity as shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
March 31, 2026
U.S. Treasury and government sponsored entities
Within 1 year	$178,702	$177,310
1-5 years	194,866	194,828
5-10 years	9,739	9,882
Total	$383,307	$382,020
U.S. Agency mortgage-backed securities
5-10 years	$4,706	$4,708
Total	$4,706	$4,708
Corporate bonds
1-5 years	$20,001	$19,978
5-10 years	16,750	15,684
Total	$36,751	$35,662
Collateralized loan obligations
5-10 years	$7,728	$7,739
Over 10 years	19,000	19,002
Total	$26,728	$26,741

There were no proceeds from sales of investment securities for the three-month periods ending March 31, 2026 and 2025.
A summary of interest income for the three-month periods ending March 31, 2026 and 2025, on available for sale investment securities are as follows:

	Three Months Ended March 31,
(In Thousands)	2026	2025
U.S. Treasury and government sponsored entities	$2,615	$2,324
U.S. Agency mortgage-backed securities	58	4
Other	332	624
Total taxable interest income	$3,005	$2,952
Total tax-exempt interest income	$—	$—
Total	$3,005	$2,952

3.  Loans and Allowance for Credit Losses
Loans Held for Sale
Loans held for sale are comprised entirely of 1-4 family residential mortgage loans as of March 31, 2026 and December 31, 2025. The Company designates loans held for sale as either carried at fair value or the lower of cost or fair value at loan level at origination.
Loans Held for Investment
The following table presents amortized cost and unpaid principal balance of loans, categorized by the segments used in the Company's CECL methodology to assess credit risk, for the periods indicated:

	March 31, 2026			December 31, 2025
(In Thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial & industrial loans	$462,998	$465,172	($2,174)	$450,826	$453,153	($2,327)
Commercial real estate:
Owner occupied properties	435,148	436,979	(1,831)	433,157	435,050	(1,893)
Non-owner occupied and multifamily properties	765,781	770,325	(4,544)	763,180	767,617	(4,437)
Residential real estate:
1-4 family residential properties secured by first liens	264,662	264,555	107	243,185	243,167	18
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	71,207	70,464	743	67,116	66,470	646
1-4 family residential construction loans	38,679	38,900	(221)	39,059	39,311	(252)
Other construction, land development and raw land loans	176,715	178,029	(1,314)	173,589	175,261	(1,672)
Obligations of states and political subdivisions in the US	32,312	32,311	1	32,434	32,433	1
Agricultural production, including commercial fishing	50,133	50,371	(238)	47,445	47,682	(237)
Consumer loans	9,205	9,097	108	9,763	9,659	104
Other loans	51,862	52,058	(196)	35,745	35,860	(115)
Total	2,358,702	2,368,261	(9,559)	2,295,499	2,305,663	(10,164)
Allowance for credit losses	(24,812)			(23,737)
Net loans	$2,333,890	$2,368,261	($9,559)	$2,271,762	$2,305,663	($10,164)
The difference between the amortized cost and unpaid principal balance is net deferred origination fees totaling $9.6 million at March 31, 2026 and $10.2 million at December 31, 2025.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $11.1 million and $9.6 million at March 31, 2026 and December 31, 2025, respectively, and is included in other assets in the Consolidated Balance Sheets.

Allowance for Credit Losses
The table below presents activity in the ACL related to loans held for investment for the periods indicated.

Three Months Ended March 31,	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2026
Commercial & industrial loans	$6,707	($123)	($250)	$37	$6,371
Commercial real estate:
Owner occupied properties	2,207	291	—	—	2,498
Non-owner occupied and multifamily properties	4,440	812	—	—	5,252
Residential real estate:
1-4 family residential properties secured by first liens	5,712	508	—	—	6,220
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	1,041	39	—	3	1,083
1-4 family residential construction loans	324	(137)	—	—	187
Other construction, land development and raw land loans	2,839	(224)	—	—	2,615
Obligations of states and political subdivisions in the US	143	(3)	—	—	140
Agricultural production, including commercial fishing	202	9	—	1	212
Consumer loans	114	(10)	(2)	—	102
Other loans	8	124	—	—	132
Total	$23,737	$1,286	($252)	$41	$24,812
2025
Commercial & industrial loans	$5,800	$1,550	($37)	$74	$7,387
Commercial real estate:
Owner occupied properties	2,944	(502)	—	—	2,442
Non-owner occupied and multifamily properties	3,967	(11)	—	—	3,956
Residential real estate:
1-4 family residential properties secured by first liens	4,364	(308)	—	—	4,056
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	775	(13)	—	7	769
1-4 family residential construction loans	230	(11)	—	—	219
Other construction, land development and raw land loans	3,589	(1,883)	—	—	1,706
Obligations of states and political subdivisions in the US	106	17	—	—	123
Agricultural production, including commercial fishing	169	16	—	2	187
Consumer loans	71	12	(13)	1	71
Other loans	5	1	—	—	6
Total	$22,020	($1,132)	($50)	$84	$20,922

The following table shows gross charge-offs by year of loan origination for the periods indicated:

Three Months Ended March 31,

(In Thousands)	2026	2025	2024	2023	2022	Prior	Total
2026
Commercial & industrial loans	$—	$—	$250	$—	$—	$—	$250
Consumer loans	—	—	—	2	—	—	2
Total	$—	$—	$250	$2	$—	$—	$252
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

March 31, 2026	2026	2025	2024	2023	2022	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$33,053	$114,312	$68,658	$60,931	$72,704	$68,154	$417,812
Criticized	—	1,018	3,368	6,528	16,876	17,396	45,186
Total commercial & industrial loans	$33,053	$115,330	$72,026	$67,459	$89,580	$85,550	$462,998

Commercial real estate:
Owner occupied properties
Pass	$24,693	$36,665	$73,810	$43,573	$63,385	$173,442	$415,568

Criticized	—	6,002	—	—	3,651	9,927	19,580
Total commercial real estate owner occupied properties	$24,693	$42,667	$73,810	$43,573	$67,036	$183,369	$435,148

Non-owner occupied and multifamily properties
Pass	$7,570	$122,470	$143,470	$67,331	$136,715	$278,449	$756,005
Criticized	—	—	—	—	1,143	8,633	9,776
Total commercial real estate non-owner occupied and multifamily properties	$7,570	$122,470	$143,470	$67,331	$137,858	$287,082	$765,781

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$26,958	$67,982	$52,748	$72,543	$32,516	$11,248	$263,995
Criticized	—	—	—	499	—	168	667
Total residential real estate 1-4 family residential properties secured by first liens	$26,958	$67,982	$52,748	$73,042	$32,516	$11,416	$264,662

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$5,517	$21,491	$18,573	$9,846	$5,936	$9,331	$70,694
Criticized	—	—	—	430	—	83	513
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$5,517	$21,491	$18,573	$10,276	$5,936	$9,414	$71,207

1-4 family residential construction loans
Pass	$3,283	$20,715	$5,253	$65	$—	$9,363	$38,679
Criticized	—	—	—	—	—	—	—
Total residential real estate 1-4 family residential construction loans	$3,283	$20,715	$5,253	$65	$—	$9,363	$38,679

Other construction, land development and raw land loans
Pass	$2,671	$63,796	$33,710	$39,143	$13,383	$16,281	$168,984
Criticized	—	—	—	—	6,277	1,454	7,731
Total other construction, land development and raw land loans	$2,671	$63,796	$33,710	$39,143	$19,660	$17,735	$176,715

Obligations of states and political subdivisions in the US
Pass	$—	$—	$4,603	$—	$27,709	$—	$32,312
Criticized	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$—	$—	$4,603	$—	$27,709	$—	$32,312

Agricultural production, including commercial fishing
Pass	$2,770	$3,364	$8,757	$7,931	$8,872	$18,439	$50,133
Criticized	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$2,770	$3,364	$8,757	$7,931	$8,872	$18,439	$50,133

Consumer loans
Pass	$893	$3,691	$1,752	$1,494	$434	$939	$9,203
Criticized	—	—	—	—	2	—	2
Total consumer loans	$893	$3,691	$1,752	$1,494	$436	$939	$9,205

Other loans
Pass	$14,085	$—	$—	$331	$35,683	$1,763	$51,862
Criticized	—	—	—	—	—	—	—
Total other loans	$14,085	$—	$—	$331	$35,683	$1,763	$51,862

Total loans
Pass	$121,493	$454,486	$411,334	$303,188	$397,337	$587,409	$2,275,247
Criticized	—	7,020	3,368	7,457	27,949	37,661	83,455
Total loans	$121,493	$461,506	$414,702	$310,645	$425,286	$625,070	$2,358,702

Total pass loans	$121,493	$454,486	$411,334	$303,188	$397,337	$587,409	$2,275,247
Government guarantees	(16,430)	(18,033)	(33,420)	(4,818)	(4,649)	(28,447)	(105,797)
Total pass loans, net of government guarantees	$105,063	$436,453	$377,914	$298,370	$392,688	$558,962	$2,169,450

Total criticized loans	$—	$7,020	$3,368	$7,457	$27,949	$37,661	$83,455
Government guarantees	—	—	—	(1,928)	(16,734)	(22,470)	(41,132)
Total criticized loans, net government guarantees	$—	$7,020	$3,368	$5,529	$11,215	$15,191	$42,323

December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$140,717	$73,544	$61,463	$64,841	$24,046	$40,558	$405,169
Criticized	—	3,540	5,905	16,590	12,845	6,777	45,657
Total commercial & industrial loans	$140,717	$77,084	$67,368	$81,431	$36,891	$47,335	$450,826

Commercial real estate:
Owner occupied properties
Pass	$34,589	$70,158	$61,563	$67,334	$52,207	$126,589	$412,440
Criticized	6,002	—	—	3,674	—	11,041	20,717
Total commercial real estate owner occupied properties	$40,591	$70,158	$61,563	$71,008	$52,207	$137,630	$433,157

Non-owner occupied and multifamily properties
Pass	$136,992	$119,749	$68,208	$138,103	$67,826	$221,420	$752,298
Criticized	—	—	—	1,143	—	9,739	10,882
Total commercial real estate non-owner occupied and multifamily properties	$136,992	$119,749	$68,208	$139,246	$67,826	$231,159	$763,180

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$67,166	$53,573	$75,846	$33,276	$2,953	$9,684	$242,498
Criticized	—	—	514	—	—	173	687
Total residential real estate 1-4 family residential properties secured by first liens	$67,166	$53,573	$76,360	$33,276	$2,953	$9,857	$243,185

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$21,690	$18,943	$10,356	$5,820	$2,924	$6,866	$66,599
Criticized	—	—	430	—	—	87	517
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$21,690	$18,943	$10,786	$5,820	$2,924	$6,953	$67,116

1-4 family residential construction loans
Pass	$23,151	$5,946	$—	$—	$—	$9,962	$39,059
Criticized	—	—	—	—	—	—	—
Total residential real estate 1-4 family residential construction loans	$23,151	$5,946	$—	$—	$—	$9,962	$39,059

Other construction, land development and raw land loans
Pass	$53,248	$45,743	$38,772	$13,462	$9,175	$5,455	$165,855
Criticized	—	—	—	6,277	26	1,431	7,734
Total other construction, land development and raw land loans	$53,248	$45,743	$38,772	$19,739	$9,201	$6,886	$173,589

Obligations of states and political subdivisions in the US
Pass	$—	$4,569	$—	$27,864	$—	$1	$32,434
Criticized	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$—	$4,569	$—	$27,864	$—	$1	$32,434

Agricultural production, including commercial fishing
Pass	$3,142	$8,770	$7,950	$8,924	$14,908	$3,631	$47,325
Criticized	—	—	—	—	120	—	120
Total agricultural production, including commercial fishing	$3,142	$8,770	$7,950	$8,924	$15,028	$3,631	$47,445

Consumer loans
Pass	$4,757	$1,848	$1,646	$507	$32	$969	$9,759

Criticized	—	—	2	2	—	—	4
Total consumer loans	$4,757	$1,848	$1,648	$509	$32	$969	$9,763

Other loans
Pass	$—	$—	$639	$33,315	$588	$1,203	$35,745
Criticized	—	—	—	—	—	—	—
Total other loans	$—	$—	$639	$33,315	$588	$1,203	$35,745

Total loans
Pass	$485,452	$402,843	$326,443	$393,446	$174,659	$426,338	$2,209,181
Criticized	6,002	3,540	6,851	27,686	12,991	29,248	86,318
Total loans	$491,454	$406,383	$333,294	$421,132	$187,650	$455,586	$2,295,499

Total pass loans	$485,452	$402,843	$326,443	$393,446	$174,659	$426,338	$2,209,181
Government guarantees	(17,804)	(29,791)	(19,923)	(4,766)	(10,173)	(17,368)	(99,825)
Total pass loans, net of government guarantees	$467,648	$373,052	$306,520	$388,680	$164,486	$408,970	$2,109,356

Total criticized loans	$6,002	$3,540	$6,851	$27,686	$12,991	$29,248	$86,318
Government guarantees	—	—	(1,641)	(16,831)	(11,567)	(12,300)	(42,339)
Total criticized loans, net government guarantees	$6,002	$3,540	$5,210	$10,855	$1,424	$16,948	$43,979

Past Due Loans: The following tables present an aging of contractually past due loans as of the periods presented:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due Still Accruing
March 31, 2026
Commercial & industrial loans	$—	$728	$1,020	$1,748	$461,250	$462,998	$—
Commercial real estate:
Owner occupied properties	481	—	—	481	434,667	435,148	—
Non-owner occupied and multifamily properties	—	—	1,143	1,143	764,638	765,781	—
Residential real estate:
1-4 family residential properties secured by first liens	1,645	—	188	1,833	262,829	264,662	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	70	—	372	442	70,765	71,207	—
1-4 family residential construction loans	—	—		—	38,679	38,679	—
Other construction, land development and raw land loans	—	—	1,654	1,654	175,061	176,715	—
Obligations of states and political subdivisions in the US	—	—	—	—	32,312	32,312	—
Agricultural production, including commercial fishing	—	—	—	—	50,133	50,133	—
Consumer loans	3	—	—	3	9,202	9,205	—
Other loans	—	—	—	—	51,862	51,862	—
Total	$2,199	$728	$4,377	$7,304	$2,351,398	$2,358,702	$—
December 31, 2025
Commercial & industrial loans	$190	$—	$1,500	$1,690	$449,136	$450,826	$—
Commercial real estate:
Owner occupied properties	—	—	—	—	433,157	433,157	—
Non-owner occupied and multifamily properties	—	—	—	—	763,180	763,180	—
Residential real estate:
1-4 family residential properties secured by first liens	1,505	—	514	2,019	241,166	243,185	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	194	—	372	566	66,550	67,116	—
1-4 family residential construction loans	—	—	—	—	39,059	39,059	—
Other construction, land development and raw land loans	—	277	1,377	1,654	171,935	173,589	—
Obligations of states and political subdivisions in the US	—	—	—	—	32,434	32,434	—
Agricultural production, including commercial fishing	—	—	—	—	47,445	47,445	—
Consumer loans	—	2	—	2	9,761	9,763	—
Other loans	—	—	—	—	35,745	35,745	—
Total	$1,889	$279	$3,763	$5,931	$2,289,568	$2,295,499	$—

Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $14.2 million and $12.0 million at March 31, 2026 and December 31, 2025, respectively. The following table presents loans on nonaccrual status and loans on nonaccrual status for the periods presented for which there was no related ACL. All loans with no ACL are individually evaluated for credit losses in the Company's CECL methodology.

	March 31, 2026			December 31, 2025
(In Thousands)	Nonaccrual	Nonaccrual With No ACL	ACL on Nonaccrual	Nonaccrual	Nonaccrual With No ACL	ACL on Nonaccrual

Commercial & industrial loans	$6,079	$2,022	$1,841	$4,251	$1,641	$1,248
Commercial real estate:
Owner occupied properties	4,994	2,652	69	5,134	2,725	86
Non-owner occupied and multifamily properties	1,143	—	379	—	—	—
Residential real estate:
1-4 family residential properties secured by first liens	499	188	47	514	—	60
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	412	372	1	415	372	1
Other construction, land development and raw land loans	1,654	1,654	—	1,654	1,654	—
Total nonaccrual loans	14,781	6,888	2,337	11,968	6,392	1,395
Government guarantees on nonaccrual loans	(567)	(567)	—	—	—	—
Net nonaccrual loans	$14,214	$6,321	$2,337	$11,968	$6,392	$1,395

There was no interest on nonaccrual loans reversed through interest income during the three-month periods ending March 31, 2026 or March 31, 2025.

There was no interest earned on nonaccrual loans with a principal balance during the three-month periods ending March 31, 2026 and March 31, 2025. However, the Company recognized interest income of $68,000 and $42,000 in the three-month periods ending March 31, 2026 and 2025, respectively, related to interest collected on nonaccrual loans whose principal had been paid down to zero.

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

Three Months Ended March 31, 2026
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

	Three Months Ended March 31, 2026
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

The following table presents the amortized cost basis of loans to borrowers experiencing financial difficulty as of the dates indicated. These are loans that have been modified within twelve months of the dates indicated:

(In Thousands)	March 31, 2026	December 31, 2025
Commercial & industrial loans	$219	$142
Commercial real estate:
Owner occupied properties	3,171	3,193
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	372	372
1-4 family residential construction loans	—	—
Other construction, land development and raw land loans	1,376	1,376
Total	$5,138	$5,083

The following table presents the amortized cost basis of loans that had a payment default during the periods indicated and were modified in the twelve months before default to borrowers experiencing financial difficulty:

	Three Months Ended March 31, 2026
	Term modification	Term and payment modification
(In Thousands)
Commercial real estate:
Owner occupied properties	$—	$733
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	372	—
Other construction, land development and raw land loans	1	—
Total	$1,748	$733

Three Months Ended March 31, 2025
Term modification
(In Thousands)
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$—
Total	$—

The Company monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the payment performance of loans that have been modified in the last twelve months as of the date indicated:

	March 31, 2026
	Greater Than 89 Days Past Due	Total Past Due	Current	Total
(In Thousands)
Commercial & industrial loans	$—	$—	$219	$219
Commercial real estate:
Owner occupied properties	—	—	3,171	3,171
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	372	372	—	372
Other construction, land development and raw land loans	1,376	1,376	—	1,376
Total	$1,748	$1,748	$3,390	$5,138

	March 31, 2025
	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total
(In Thousands)
Commercial & industrial loans	$—	$—	$—	$4,318	$4,318
Commercial real estate:
Owner occupied properties	—	217	217	3,251	3,468
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	460	460	—	460
Other construction, land development and raw land loans	—	1,490	1,490	—	1,490
Total	$—	$2,167	$2,167	$7,569	$9,736

Upon the Company's determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

4. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of an ACL, and have a maturity of less than one year. Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal. There were no nonperforming purchased receivables as of March 31, 2026 and there was one nonperforming purchased receivable with a balance of $67,000 as of December 31, 2025 for which management was not accruing income.
The following table summarizes the components of net purchased receivables for the dates indicated:

(In Thousands)	March 31, 2026	December 31, 2025
Purchased receivables	$105,029	$101,642
Allowance for credit losses - purchased receivables	—	—
Total	$105,029	$101,642

The following table sets forth information regarding changes in the ACL on purchased receivables for the periods indicated:

	Three Months Ended March 31,
(In Thousands)	2026	2025
Balance at beginning of period	$—	$3,649
Charge-offs	—	—
Recoveries	5	—
Charge-offs net of recoveries	5	—
(Benefit) / provision for purchased receivables	(5)	46
Balance at end of period	$—	$3,695

5. Servicing Rights
Mortgage servicing rights
The following table details the activity in the Company's mortgage servicing rights (“MSR”) for the three-month periods ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In Thousands)	2026	2025

Balance, beginning of period	$27,474	$26,439
Additions for new MSR capitalized	1,079	1,230
Changes in fair value:
Due to changes in model inputs of assumptions (1)	463	(322)
Other (2)	(590)	(533)
Balance, end of period	$28,426	$26,814

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

The following table details information related to our serviced mortgage loan portfolio as of March 31, 2026 and December 31, 2025:

(In Thousands)	March 31, 2026	December 31, 2025

Balance of mortgage loans serviced for others	$1,642,195	$1,629,528
Weighted average rate of note	4.80%	4.77%
MSR as a percentage of serviced loans	1.73%	1.69%

    The Company recognized servicing fees of $1.6 million and $1.5 million during the three-month periods ending March 31, 2026 and 2025, respectively, which includes contractually specified servicing fees and ancillary fees as a component of other noninterest income in the Company's Consolidated Statements of Income.

    The following table outlines the weighted average key assumptions used in measuring the fair value of MSRs and the sensitivity of the current fair value of MSRs to immediate adverse changes in those assumptions as of the dates indicated. See Note 9 for additional information on key assumptions for MSR fair value determinations.

(In Thousands)	March 31, 2026	December 31, 2025

Fair value of MSRs	$28,426	$27,474
Expected weighted-average life (in years)	9.08	8.82

Key assumptions:
Constant prepayment rate[1]	9.65%	10.01%
Impact on fair value from 10% adverse change	($1,044)	($1,022)
Impact on fair value from 25% adverse change	($2,482)	($2,427)
Discount rate	10.01%	10.97%
Impact on fair value from 100 basis point increase	($1,109)	($871)
Impact on fair value from 200 basis point increase	($2,134)	($1,864)
Cost to service assumptions ($ per loan)	$81	$81
Impact on fair value from 10% adverse change	($243)	($239)
Impact on fair value from 25% adverse change	($608)	($597)
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

Commercial servicing rights
    The commercial servicing rights asset (“CSR”) has a carrying value of $2.4 million at March 31, 2026 and $2.3 million at December 31, 2025, respectively, and is included in other assets and carried at fair value on the Company's Consolidated Balance Sheets. Total commercial loans serviced for others were $298.4 million and $296.2 million at March 31, 2026 and December 31, 2025, respectively. Key assumptions used in measuring the fair value of the CSR as of March 31, 2026 and December 31, 2025 include a constant prepayment rate of 11.71% and a discount rate of 12.00%.

6. Leases

    The Company's lease commitments consist primarily of agreements to lease land and office facilities that it occupies to operate several of its retail branch locations that are classified as operating leases and are recognized on the balance sheet as right-of-use (“ROU”) assets and lease liabilities. As of March 31, 2026, the Company has operating lease ROU assets of $11.7 million and operating lease liabilities of $11.9 million. As of December 31, 2025, the Company had operating lease ROU assets of $5.9 million and operating lease liabilities of $5.9 million. The Company did not have any agreements that are classified as finance leases as of March 31, 2026 or December 31, 2025.

The Company entered into a new seven year lease for the headquarters building for Residential Mortgage in the first quarter of 2026. Upon commencement, the operating lease ROU assets increased $6.3 million and the operating lease liabilities increased $6.4 million.

    The following table presents additional information about the Company's operating leases for the periods indicated:

	Three Months Ended March 31,
(In Thousands)	2026	2025
Lease Cost
Operating lease cost(1)	$721	$708
Short term lease cost(1)	70	86
Total lease cost	$791	$794

Other information
Operating leases - operating cash flows	$574	$687
Weighted average lease term - operating leases, in years	10.16	11.35
Weighted average discount rate - operating leases	3.89%	3.75%
(1) Expenses are classified within occupancy expense on the Consolidated Statements of Income.

    The table below reconciles the remaining undiscounted cash flows for the next five years for each twelve-month period presented (unless otherwise indicated) and the total of the subsequent remaining years to the operating lease liabilities recorded on the balance sheet:

(In Thousands)	Operating Leases
2026 (Nine months)	$1,605
2027	2,087
2028	1,849
2029	1,705
2030	1,378
Thereafter	5,834
Total minimum lease payments	$14,458
Less: amount of lease payment representing interest	(2,601)
Present value of future minimum lease payments	$11,857

7.  Derivatives
Derivatives swaps related to community banking activities: Interest rate swaps
    The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution (“counterparty”). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a “well-capitalized” institution under applicable regulatory guidelines, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $598,000 as of March 31, 2026 and $596,000 as of December 31, 2025, in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements.
    At March 31, 2026, the notional amount of interest rate swaps is made up of 27 variable to fixed rate swaps to commercial loan customers totaling $178.0 million with a fair value of negative $8.1 million and 27 fixed to variable rate swaps with a counterparty totaling $178.0 million with a fair value of $8.1 million. Changes in fair value from these 27 interest rate swaps offset each other in the three-month periods ending March 31, 2026. The Company recognized zero and $129,000 in fee income related to interest rate swaps in the three-month periods ending March 31, 2026 and 2025, respectively. Interest rate swap income is recorded in other operating income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
    The Company has an interest rate swap to hedge the variability in cash flows arising out of a portion of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Northrim Statutory Trust 2 at 3.72% through its maturity date. The floating rate that the dealer pays is equal to the three month CME SOFR plus tenor spread adjustment 0.26% plus 1.37%, which reprices quarterly on the payment date. This rate was 5.31% as of March 31, 2026. The Company pledged $130,000 in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of March 31, 2026 and December 31, 2025. The fair value of this interest rate swap was $1.4 million as of both March 31, 2026 and December 31, 2025, which is included in other assets on the Consolidated Balance Sheet. Changes in the fair value of this interest rate swap are reported in other comprehensive income on the Consolidated Statements of Income. The unrealized gain, net of tax on this interest rate swap was $1.0 million as of March 31, 2026 and December 31, 2025.
Derivatives related to home mortgage banking activities: Interest rate lock commitments and retail interest rate contracts
    The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as “interest rate lock commitments”. The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as “retail interest rate contracts” in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. Residential Mortgage, LLC (“RML”) had commitments to originate mortgage loans held for sale totaling $85.8 million and $45.7 million at March 31, 2026 and December 31, 2025, respectively. The fair value of these interest rate lock commitments was $1.6 million and $923,000 at March 31, 2026 and December 31, 2025, respectively. Changes in the value of RML's interest rate derivatives are recorded in mortgage banking income on the Consolidated Statements of Income. None of these derivatives are designated as hedging instruments.

    The following table presents the fair value of derivatives not designated as hedging instruments at March 31, 2026 and December 31, 2025:

(In Thousands)	Asset Derivatives
		March 31, 2026	December 31, 2025
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$8,057	$7,999
Interest rate lock commitments	Other assets	1,580	923
Retail interest rate contracts	Other assets	58	—
Total		$9,695	$8,922

(In Thousands)	Liability Derivatives
		March 31, 2026	December 31, 2025
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$8,057	$7,999
Retail interest rate contracts	Other liabilities	—	50
Total		$8,057	$8,049
    The following table presents the net gains (losses) of derivatives not designated as hedging instruments for periods indicated below:

		Three Months Ended March 31,
(In Thousands)	Income Statement Location	2026	2025
Retail interest rate contracts	Mortgage banking income	$70	($309)
Interest rate lock commitments	Mortgage banking income	613	880
Total		$683	$571
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

    The following table summarizes the derivatives that have a right of offset as of March 31, 2026 and December 31, 2025:

March 31, 2026				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$8,057	$—	$8,057	$—	$—	$8,057
Retail interest rate contracts	58	—	58	—	—	58

Liability Derivatives
Interest rate swaps	$8,057	$—	$8,057	$—	$8,057	$—

December 31, 2025				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$7,999	$—	$7,999	$—	$—	$7,999

Liability Derivatives
Interest rate swaps	$7,999	$—	$7,999	$—	$7,999	$—
Retail interest rate contracts	50	—	50	—	—	50

8 . Subordinated Debt

Junior Subordinated Debentures
    In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Northrim Statutory Trust 2 (the “Trust 2”), which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Trust 2 are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company. Trust 2 is not consolidated in the Company’s financial statements in accordance with GAAP; therefore, the Company has recorded its investment in Trust 2 as an other asset and the subordinated debentures as a liability. The debentures, which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day CME SOFR plus tenor spread adjustment 0.26% plus 1.37% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security as of December 31, 2024. The interest rate on these debentures was 5.31% at March 31, 2026 compared to 5.35% at December 31, 2025. The interest cost to the Company on these debentures was $138,000 and $154,000 in the first quarters of 2026, and 2025, respectively. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2.  The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

Subordinated Debentures
In November of 2025, the Company issued and sold $60.0 million in aggregate principal amount of its 6.875% Fixed-to-Floating Rate Subordinated Notes due 2035 (the “Subordinated Notes”). The Subordinated Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount. The Subordinated Notes mature on December 1, 2035 and bear interest at a fixed rate of 6.875% per year, from November 26, 2025 to, but excluding, December 1, 2030 or the date of earlier redemption, payable semi-annually in arrears. From and including December 1, 2030 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month SOFR, plus 3.48% per annum, payable quarterly in arrears. As provided in the Subordinated Notes, the interest rate on the Subordinated Notes during the applicable floating rate period may be determined based on a rate other than three-month term SOFR. The interest cost to the Company on these debentures was $1.0 million in the first quarter of 2026. The Company incurred debt issuance costs of $1.4 million which will amortize through December 1, 2035. The amortization expense amounted to $35,000 in the first quarter of 2026. Prior to December 1, 2030, the Company may redeem the Subordinated Notes, in whole but not in part, only under certain limited circumstances set forth in the indenture governing the Subordinated Notes. On or after December 1, 2030, the Company may redeem the Subordinated Notes, in whole or in part, at its option, on any interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the Subordinated Notes being redeemed, together with any accrued and unpaid interest on the Subordinated Notes being redeemed to, but excluding, the date of redemption. The Subordinated Notes are not subject to redemption at the option of the holder. Principal and interest on the Subordinated Notes are subject to acceleration only in limited circumstances in the case of certain bankruptcy and insolvency-related events with respect to the Company. The Subordinated Notes are unsecured, subordinated obligations of the Company, are not obligations of, and are not guaranteed by, any subsidiary of the Company, and rank junior in right of payment to the Company’s current and future senior indebtedness. The Subordinated Notes are intended to qualify as Tier 2 capital of the Company for regulatory capital purposes.

9.  Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Investment securities available for sale and marketable equity securities: Fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Servicing rights: MSR and CSR are measured at fair value on a recurring basis. These assets are classified as Level 3 as quoted prices are not available. In order to determine the fair value of MSR and CSR, the present value of net expected future cash flows is estimated. Assumptions used include market discount rates,

Interest rate swaps: The fair value of the interest rate swap agreements is determined using standard valuation models that calculate the present value of expected future cash flows. These valuation models incorporate observable market inputs, including contractual terms, interest rate yield curves, forward interest rates, and credit risk adjustments. The Company classifies its interest rate swaps within Level 2 of the fair value hierarchy.

Interest rate lock commitments: The fair value of the interest rate lock commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3.

Retail interest rate contracts: Retail interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its retail interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2026, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its retail interest rate contracts and has determined that they are not significant to the overall valuation. As a result, the Company has classified its retail interest rate contract valuations in Level 2 of the fair value hierarchy.

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

    Estimated fair values as of the periods indicated, whether or not recognized or recorded at fair value on a recurring basis in the Consolidated Balance Sheets, are as follows:

	March 31, 2026		December 31, 2025
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$154,937	$154,937	$145,906	$145,906
Investment securities available for sale	219,622	219,622	201,412	201,412
Marketable equity securities	10,145	10,145	8,392	8,392

Level 2 inputs:
Investment securities available for sale	198,825	198,825	214,451	214,451
Loans held for sale	81,179	81,179	100,323	100,323
Interest rate swaps	8,057	8,057	7,999	7,999
Interest rate swap - junior subordinated debt	1,442	1,442	1,437	1,437
Retail interest rate contracts	58	58	—	—

Level 3 inputs:
Investment securities held to maturity	31,750	30,684	26,750	26,750
Loans	2,358,702	2,281,431	2,295,499	2,225,114
Purchased receivables, net	105,029	105,029	101,642	101,642
Interest rate lock commitments	1,580	1,580	923	912
Mortgage servicing rights	28,426	28,426	27,474	27,474
Commercial servicing rights	2,359	2,359	2,342	2,342

Financial liabilities:
Level 2 inputs:
Time deposits	$391,050	$392,932	$402,759	$405,317
Borrowings	12,693	10,153	12,805	10,361
Interest rate swaps	8,057	8,057	7,999	7,999
Retail interest rate contracts	—	—	50	50

Level 3 inputs:
Junior subordinated debentures	10,310	10,720	10,310	10,950
Subordinated debentures	58,649	57,801	58,614	58,614

    The following table sets forth the balances as of the periods indicated of assets and liabilities measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$382,020	$219,622	$162,398	$—
U.S. Agency mortgage-backed securities	4,708	—	4,708	—
Corporate bonds	4,978	—	4,978	—
Collateralized loan obligations	26,741	—	26,741	—
Total available for sale securities	$418,447	$219,622	$198,825	$—
Marketable equity securities	$10,145	$10,145	$—	$—
Total marketable equity securities	$10,145	$10,145	$—	$—
Loans held for sale	$81,179	$—	$81,179	$—
Interest rate swaps	9,499	—	9,499	—
Interest rate lock commitments	1,580	—	—	1,580
Mortgage servicing rights	28,426	—	—	28,426
Commercial servicing rights	2,359	—	—	2,359
Retail interest rate contracts	58	—	58	—
Total other assets	$123,101	$—	$90,736	$32,365
Liabilities:
Interest rate swaps	$8,057	$—	$8,057	$—
Total other liabilities	$8,057	$—	$8,057	$—
December 31, 2025
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$388,737	$201,412	$187,325	$—
U.S. Agency mortgage-backed securities	4,798	—	4,798	—
Corporate bonds	4,952	4,952	—	—
Collateralized loan obligations	22,174	—	22,174	—
Total available for sale securities	$420,661	$206,364	$214,297	$—
Marketable equity securities	$8,392	$8,392	$—	$—
Total marketable securities	$8,392	$8,392	$—	$—
Loans held for sale	$100,323	$—	$100,323	$—
Interest rate swaps	9,436	—	9,436	—
Interest rate lock commitments	923	—	—	923
Mortgage servicing rights	27,474	—	—	27,474
Commercial servicing rights	2,342	—	—	2,342
Total other assets	$140,498	$—	$109,759	$30,739
Liabilities:
Interest rate swaps	$7,999	$—	$7,999	$—
Retail interest rate contracts	50	—	50	—
Total other liabilities	$8,049	$—	$8,049	$—

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three-month periods ended March 31, 2026 and 2025:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended March 31, 2026
Interest rate lock commitments	$923	($529)	$4,255	($3,069)	$1,580	$1,580
Mortgage servicing rights	27,474	(127)	1,079	—	28,426	—
Commercial servicing rights	2,342	(2)	19	—	2,359	—
Total	$30,739	($658)	$5,353	($3,069)	$32,365	$1,580
Three Months Ended March 31, 2025
Interest rate lock commitments	$465	($226)	$1,996	($846)	$1,389	$1,389
Mortgage servicing rights	26,439	(855)	1,230	—	26,814	—
Commercial servicing rights	2,194	(73)	196	—	2,317	—
Total	$29,098	($1,154)	$3,422	($846)	$30,520	$1,389

    There were no changes in unrealized gains and losses for the three-month periods ending March 31, 2026 and 2025 included in other comprehensive income for recurring Level 3 fair value measurements and there were no transfers between levels during the three-month periods ending March 31, 2026 and 2025.

    As of and for the periods ending March 31, 2026 and December 31, 2025, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis.  For loans individually measured for credit losses, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026
Loans individually measured for credit losses	$4,226	$—	$—	$4,226
Total	$4,226	$—	$—	$4,226
December 31, 2025
Loans individually measured for credit losses	$2,729	$—	$—	$2,729
Total	$2,729	$—	$—	$2,729

The following table presents the (gains) losses resulting from nonrecurring fair value adjustments for the three-month periods ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Three Months Ended March 31,
(In Thousands)	2026	2025	2026	2025
Loans individually measured for credit losses	$783	$—	$783	$—
Total loss from nonrecurring measurements	$783	$—	$783	$—

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
    The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at March 31, 2026 and December 31, 2025:

Financial Instrument	Valuation Technique - Recurring Basis	Unobservable Input	Weighted Average Rate Range
March 31, 2026
Interest rate lock commitment	External pricing model	Pull through rate	92.1%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	7.45% - 24.97%
		Discount rate	9.50% - 10.02%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	3.84% - 17.55%
		Discount rate	12.00%
December 31, 2025
Interest rate lock commitment	External pricing model	Pull through rate	91.53%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	5.88% - 20.96%
		Discount rate	9.50% - 11.00%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	3.84% - 17.55%
		Discount rate	12.00%

Financial Instrument	Valuation Technique - Nonrecurring Basis	Unobservable Input	Weighted Average Rate Range
March 31, 2026
Loans individually measured for credit losses	Discounted cash flow	Discount rate	10.00% - 100.00%
December 31, 2025
Loans individually measured for credit losses	Discounted cash flow	Discount rate	10.00%

10.  Segment Information
    The Company's operations are managed along three operating segments: Community Banking, Home Mortgage Lending, and Specialty Finance. The Company reevaluated our reportable operating segments in the fourth quarter of 2024 concurrent with the acquisition of Sallyport Commercial Finance, LLC (“SCF”), which resulted in the addition of the Specialty Finance segment. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of March 31, 2026, the Community Banking segment operated 20 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties, mortgage loan servicing for a portion of mortgage loans sold, and investment in certain 1-4 family residential mortgage loans on our balance sheet. The Specialty Finance segment's principal business focus is factoring, asset based lending and alternative working capital solutions to small and medium sized enterprises, and includes SCF and Northrim Funding Services, which was previously reported in the Community Banking segment prior to the acquisition of SCF.
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

    Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results for the periods presented is shown in the following tables:

	Three Months Ended March 31, 2026
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$40,037	$4,190	$669	$44,896
Interest expense	8,197	1,394	644	10,235
Net interest income	31,840	2,796	25	34,661
Provision (benefit) for credit losses	153	562	245	960
Net interest income after provision for credit losses	31,687	2,234	(220)	33,701
Net realized gains on mortgage loans sold	—	2,997	—	2,997
Change in fair value of mortgage loan commitments, net	—	720	—	720
Total production revenue	—	3,717	—	3,717
Mortgage servicing revenue	—	2,667	—	2,667
Change in fair value of mortgage servicing rights:
Due to changes in model inputs of assumptions	—	463	—	463
Other	—	(590)	—	(590)
Total mortgage servicing revenue, net	—	2,540	—	2,540
Other mortgage banking revenue	—	204	—	204
Total mortgage banking revenue	—	6,461	—	6,461
Purchased receivable income	—	—	6,132	6,132
Other operating income	2,416	—	(130)	2,286
Total other operating income	2,416	6,461	6,002	14,879
Salaries and other personnel expense	12,392	5,275	1,839	19,506
Data processing expense	2,835	300	170	3,305
Occupancy expense	1,565	468	71	2,104
Professional and outside services	831	253	75	1,159
Marketing expense	756	137	8	901
Insurance expense	385	19	—	404
Compensation expense - Sallyport acquisition payments	—	—	500	500
Other operating expense	1,626	749	368	2,743
Total other operating expense	20,390	7,201	3,031	30,622
Income before provision for income taxes	13,713	1,494	2,751	17,958
Provision for income taxes	3,213	408	662	4,283
Net income	$10,500	$1,086	$2,089	$13,675

Three Months Ended March 31, 2026
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$40,037	$4,190	$669	$44,896
Mortgage banking income - external revenue	—	6,461	—	6,461
Mortgage banking income - intersegment revenues	—	954	—	954
Purchased receivable income	—	—	6,132	6,132
Other operating income	2,416	—	(130)	2,286
	42,453	11,605	6,671	60,729
Reconciliation of revenue
Elimination of intersegment revenues	—	(954)	—	(954)
Total consolidated revenues	$42,453	$10,651	$6,671	$59,775
Less:
Interest expense	8,197	1,394	644	10,235
Provision (benefit) for credit losses	153	562	245	960
Segment gross profit	34,103	8,695	5,782	48,580

Less(1):
Salaries and other personnel expense	$12,392	$5,275	$1,839	$19,506
Data processing expense	2,835	300	170	3,305
Occupancy expense	1,565	468	71	2,104
Professional and outside services	831	253	75	1,159
Marketing expense	756	137	8	901
Insurance expense	385	19	—	404
Compensation expense - Sallyport acquisition payments	—	—	500	500
Intersegment expense	954	—	—	954
Other segment items(2)	1,626	749	368	2,743
Segment expense	21,344	7,201	3,031	31,576

Reconciliation of expense
Elimination of intersegment expense	($954)	$—	$—	(954)
Total consolidated expense	$20,390	$7,201	$3,031	$30,622

Income before provision for income taxes	$13,713	$1,494	$2,751	$17,958
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
Specialty Finance: miscellaneous operating costs related to specialty finance activities.

	Three Months Ended March 31, 2025
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$36,573	$4,392	$596	$41,561
Interest expense	8,422	1,346	496	10,264
Net interest income	28,151	3,046	100	31,297
Provision (benefit) for credit losses	(1,768)	(307)	666	(1,409)
Net interest income after provision for credit losses	29,919	3,353	(566)	32,706
Net realized gains on mortgage loans sold	—	1,580	—	1,580
Change in fair value of mortgage loan commitments, net	—	660	—	660
Total production revenue	—	2,240	—	2,240
Mortgage servicing revenue	—	2,696	—	2,696
Change in fair value of mortgage servicing rights:
Due to changes in model inputs of assumptions	—	(322)	—	(322)
Other	—	(533)	—	(533)
Total mortgage servicing revenue, net	—	1,841	—	1,841
Other mortgage banking revenue	—	170	—	170
Total mortgage banking revenue	—	4,251	—	4,251
Purchased receivable income	—	—	6,150	6,150
Other operating income	2,703	—	(64)	2,639
Total other operating income	2,703	4,251	6,086	13,040
Salaries and other personnel expense	10,764	4,769	1,690	17,223
Data processing expense	2,670	263	171	3,104
Occupancy expense	1,381	438	70	1,889
Professional and outside services	562	256	297	1,115
Marketing expense	519	150	3	672
Insurance expense	989	22	6	1,017
Compensation expense - Sallyport acquisition payments	—	—	600	600
Other operating expense	1,696	592	263	2,551
Total other operating expense	18,581	6,490	3,100	28,171
Income before provision for income taxes	14,041	1,114	2,420	17,575
Provision (benefit) for income taxes	3,253	310	688	4,251
Net income	$10,788	$804	$1,732	$13,324

Three Months Ended March 31, 2025
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$36,573	$4,392	$596	$41,561
Mortgage banking income - external revenue	—	4,251	—	4,251
Mortgage banking income - intersegment revenues	—	441	—	441
Purchased receivable income	—	—	6,150	6,150
Other operating income	2,703	—	(64)	2,639
	39,276	9,084	6,682	55,042
Reconciliation of revenue
Elimination of intersegment revenues	—	(441)	—	(441)
Total consolidated revenues	$39,276	$8,643	$6,682	$54,601
Less:
Interest expense	8,422	1,346	496	10,264
Provision (benefit) for credit losses	(1,768)	(307)	666	(1,409)
Segment gross profit	32,622	7,604	5,520	45,746

Less(1):
Salaries and other personnel expense	$10,764	$4,769	$1,690	$17,223
Data processing expense	2,670	263	171	3,104
Occupancy expense	1,381	438	70	1,889
Professional and outside services	562	256	297	1,115
Marketing expense	519	150	3	672
Insurance expense	989	22	6	1,017
Compensation expense - Sallyport acquisition payments	—	—	600	600
Intersegment expense	441	—	—	441
Other segment items(2)	1,696	592	263	2,551
Segment expense	19,022	6,490	3,100	28,612

Reconciliation of expense
Elimination of intersegment expense	($441)	$—	$—	(441)
Total consolidated expense	$18,581	$6,490	$3,100	$28,171

Income before provision for income taxes	$14,041	$1,114	$2,420	$17,575
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
Specialty Finance: miscellaneous operating costs related to specialty finance activities.

March 31, 2026
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Total assets	$2,775,963	$401,203	$177,742	$3,354,908
Loans held for sale	$—	$81,179	$—	$81,179
Loans	$2,081,912	$264,662	$12,128	$2,358,702
Purchased receivables, net	$—	$—	$105,029	$105,029
Goodwill	$7,525	$7,492	$34,857	$49,874

December 31, 2025
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Total assets	$2,724,236	$390,242	$175,795	$3,290,273
Loans held for sale	$—	$100,323	$—	$100,323
Loans	$2,034,834	$243,167	$17,498	$2,295,499
Purchased receivables, net	$—	$—	$101,642	$101,642
Goodwill	$7,525	$7,492	$34,857	$49,874

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion should be read in conjunction with the unaudited consolidated financial statements of Northrim BanCorp, Inc. (the “Company”) and the notes thereto presented elsewhere in this report and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Except as otherwise noted, references to “we”, “our”, “us” or “the Company” refer to Northrim BanCorp, Inc. and its subsidiaries that are consolidated for financial reporting purposes.
Note Regarding Forward Looking-Statements
This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements, other than statements of historical fact, regarding our financial position, business strategy, management’s plans and objectives for future operations are forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: descriptions of Northrim’s financial condition, results of operations, asset based lending volumes, asset and credit quality trends and profitability; the ability of Northrim to execute its business plans; potential further increases in interest rates; the value of securities held in our investment portfolio; the impact of the results of government shutdowns and government initiatives on the regulatory landscape, natural resource extraction industries, and capital markets; the impact of declines in the value of commercial and residential real estate markets, high unemployment rates, tariffs, inflationary pressures and slowdowns in economic growth; changes in banking regulation or actions by bank regulators; potential further increases in inflation, supply-chain constraints, and potential geopolitical instability, including the wars in Ukraine and Iran; financial stress on borrowers (consumers and businesses) as a result of higher rates or an uncertain economic environment; the general condition of, and changes in, the Alaska economy; our ability to maintain or expand our market share or net interest margin; the sufficiency of our allowance for credit losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to current expected credit losses accounting guidance; our ability to maintain asset quality; our ability to implement our marketing and growth strategies; our ability to identify and address cyber-security risks, including security breaches, “denial of service attacks,” “hacking,” and identity theft and increased cyber threats due to artificial intelligence; disease outbreaks; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. In addition, there are risks inherent in the banking industry relating to collectability of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report and Part I. Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, as well as in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that forward looking statements are made only as of the date of this report and that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

Update on Economic Conditions

Alaska’s seasonally adjusted unemployment rate was 4.8% at the end of 2025, compared to 4.4% for the United States, according to the Alaska Department of Labor and Workforce Development. Alaska had a total of 323,900 payroll jobs in December of 2025 in Alaska, not including uniformed military. This was an increase of 0.5% or 1,500 jobs from December of 2024.
Alaska’s seasonally adjusted aggregate personal income was $59.2 billion in the third quarter of 2025 according to the Federal Bureau of Economic Analysis (“BEA”). Alaska enjoyed an annual personal income improvement of 4.4% between the third quarter of 2024 and the third quarter of 2025. Per capita personal income in Alaska was estimated at $79,850 compared to the U.S. average of $76,513, according to the BEA, ranking Alaska 14th highest of the 50 U.S. states.

Alaska’s Gross State Product (“GSP”) in the third quarter of 2025 reached $75.3 billion according to the BEA. Alaska’s inflation adjusted “real” GSP increased 1.5% in 2024, and 3.8% annualized through the third quarter of 2025. The average U.S. GDP growth rate was 2.8% for 2024, and 4.4% annualized through the third quarter of 2025.

Alaska exported $6.7 billion in goods directly to foreign countries in 2025 according to the U.S. Census Bureau, a 13.4% increase over 2024 totals. South Korea took over the top trade spot by importing $1.1 billion in goods directly from Alaska. This was a 73% increase over 2024. South Korea imports significant quantities of fish, lead and zinc. The rapid growth came from $515 million in gold and silver purchases in 2025. Australia imported over $1 billion in goods, primarily gold, zinc and lead. Australia’s growth rate in Alaska products was 30% in 2025. Japan moved up to the third spot with a 38% growth in purchases totaling $927 million in 2025. Japan has been a leading customer of a large variety of fish products from Alaska for decades and also purchases an array of minerals. China slipped from first to fourth place due in part to complex U.S. tariff negotiations. China’s imports from Alaska dropped 47% from $1.5 billion in 2024 to $803 million in 2025. Oil & Gas does not contribute a significant amount to international exports ($246 million in 2025) because the majority of Alaska’s production is refined and consumed within the United States.

According to the U.S. Bureau of Labor Statistics, the Consumer Price Index (“CPI”) for the U.S. increased 2.4% between February of 2025 and February of 2026. In Alaska, the rate of increase was lower at 1.5% for the same time period. The largest increases since last February came from Apparel (+9.7%), Motor Fuel (+4.9%), Housing (+3.3%), and Recreation (+2%). Slower increases or declining costs in Food and Beverage (+1.7%) Medical Care (+1.2%), Education (-1.3%), and Transportation (-3.3%), helped moderate inflationary pressures in Alaska relative to the U.S. in 2025.

The monthly average price of Alaska North Slope (“ANS”) crude oil ranged between $76.39 a barrel in January of 2025 and $62.70 in December 2025. Prices began to rise dramatically in 2026 after conflict began in Venezuela and Iran. ANS was priced at $110 a barrel on March 31, 2026. The Alaska Department of Revenue (“DOR”) calculated ANS crude oil production was 468 thousand barrels per day (“bpd”) in Alaska’s fiscal year ending June 30, 2025. In the Fall 2025 Revenue Forecast published December 19, 2025, the DOR expects production to average 457 thousand bpd in fiscal year 2026 and 518 thousand bpd in fiscal year 2027. Over the next decade it is expected to continue to grow to 621 thousand bpd, or 33% by fiscal year 2036. This is primarily a result of new production coming on-line in and around the NPR-A region west of Prudhoe Bay. A partnership between Santos and Repsol is constructing the new Pikka field and ConocoPhillips is developing the large new Willow field. There are also several smaller new fields in Alaska’s North Slope that are contributing to the State of Alaska’s production growth estimate.

The Alaska Permanent Fund is seeded annually by the oil wealth the State continues to save each year and has grown significantly over 40 years of successful investment. As of February 28, 2026 the fund’s value was $88.8 billion. According to the DOR it is scheduled to contribute $3.8 billion to Alaska’s General Fund in fiscal year 2026 and $4 billion in fiscal year 2027 for general government spending and to pay the annual dividend in October to Alaskan residents.

According to the Alaska Multiple Listing Services, the average sales price of a single-family home in Anchorage rose 4.4% in 2025 to $532,339, following an increase of 6.2% in 2024 and 5.2% in 2023. This was the eighth consecutive year of price increases.

The average sales price for single family homes in the Matanuska Susitna Borough rose 6.6% in 2025 to $440,217, after climbing 3.8% in 2024 and 4% in 2023. This continues a trend of average price increases for more than a decade in the region. These two markets represent where the majority of the Bank’s residential lending activity occurs.

The Alaska Multiple Listing Services reported a 0.6% decrease in the number of units sold in Anchorage when comparing 2025 to 2024. There were 2,222 homes sold in 2025 and 2,235 sold in 2024. Last year there were 1,766 homes sold in the Matanuska Susitna Borough, compared to 1,632 in 2024, an increase of 8.2%.

The Board of Governors of the Federal Reserve System lowered its benchmark interest rate target to 3.50%-3.75% as of both March 31, 2026 and December 31, 2025. The prime rate of interest was 6.75% as of both March 31, 2026 and December 31, 2025.

Highlights and Summary of Performance - First Quarter of 2026

The Company reported net income and earnings per diluted share of $13.7 million and $0.61, respectively, for the first quarter of 2026 compared to net income and earnings per diluted share of $13.3 million and $0.60, respectively, for the first quarter of 2025. The increase in net income in 2026 compared to the period last year is mostly due to an increase in net interest income and higher mortgage banking income, which were partially offset by a higher provision for credit losses and higher other operating expenses.
•Net interest margin was 4.72% for the first quarter of 2026, up 17-basis points from the first quarter a year ago.
•Portfolio loans were $2.36 billion at March 31, 2026, up 11% from a year ago, primarily due to new customer relationships and expanding market share, as well as retaining certain mortgages originated by Residential Mortgage, a subsidiary of the Bank.
•Total deposits were $2.87 billion at March 31, 2026, up 2% from $2.81 billion at December 31, 2025. Non-interest bearing demand deposits increased 11% year-over-year to $826.4 million at March 31, 2026 and represent 29% of total deposits.
•The average cost of interest-bearing deposits was 1.77% at March 31, 2026, down from 2.01% at March 31, 2025.
•Average purchased receivables and loan balances for the Specialty Finance segment were $132.2 million for the first quarter of 2026, compared to average balances of $97.1 million for the first quarter of 2025.

Other financial measures for the periods indicated are shown in the table below:

	Three Months Ended March 31,
	2026	2025
Return on average assets, annualized	1.69%	1.76%
Return on average shareholders' equity, annualized	16.60%	19.70%
Dividend payout ratio	26.25%	26.82%
Nonperforming assets: Nonperforming assets, net of government guarantees were $15.3 million at March 31, 2026 and $11.4 million at December 31, 2025. Other Real Estate Owned (“OREO”), net of government guarantees was $1.0 million at March 31, 2026 and zero at December 31, 2025. Repossessed assets were zero at both March 31, 2026 and December 31, 2025. Nonperforming loans, net of government guarantees increased $2.9 million or 25% to $14.2 million as of March 31, 2026 from $11.3 million as of December 31, 2025, primarily due to the addition of four loans in the first three months of 2026. Nonperforming purchased receivables decreased $67,000 or 100% to zero as of March 31, 2026 from $67,000 as of December 31, 2025 as a result of a paydown received on one relationship. Of the nonperforming assets, net of government guarantees at March 31, 2026, $10.5 million are attributable to the Community Banking segment, $499,000 are attributable to the Home Mortgage Lending segment, and $4.3 million are attributable to the Specialty Finance segment.
Potential problem assets: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual or past due. These loans are closely monitored and their performance is reviewed by management on a regular basis. All potential problem loans are individually evaluated for the purposes of establishing an allowance for credit losses. At March 31, 2026, management had identified $20.1 million potential problem loans, down slightly from $21.2 million at December 31, 2025. This decrease is primarily due to paydowns which occurred in the first quarter of 2026.
Summary of Critical Accounting Estimates

Our critical accounting estimates are described in detail in Part II. Item 7, Management’s Discussion and Analysis, and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the valuation techniques or assumptions within the models that affect our estimates during the first quarter of 2026.

Allowance for Credit Losses Policy: Management performs a hypothetical sensitivity analysis of our ACL quarterly to understand the impact of a change in a key input on our ACL. As of March 31, 2026, if the four-quarter U.S. unemployment rate forecast had been approximately 3% higher and the four-quarter annualized growth rate in the U.S. Gross Domestic Product had been approximately 13% lower, our ACL for loans would have increased $483,000, or 2%. As of March 31, 2026, if the four-quarter national unemployment rate forecast had been approximately 28% higher and the four-quarter annualized growth rate in the U.S. Gross Domestic Product had been approximately 6% lower, which represents management's estimate of long-term mean rates for these economic factors, our ACL for loans would have increased $2.4 million, or 10%. As of March 31, 2026, if the estimated prepayment and curtailment rates are doubled (with a maximum rate of 100%), our ACL for loans would have decreased $2.2 million, or 9%. As of March 31, 2026, if the estimated prepayment and curtailment rates are cut in half, our ACL for loans would have increased $1.8 million, or 7%. These sensitivity analyses include the impact to both the quantitative and qualitative components of our ACL. Changes in quantitative inputs and qualitative loss factors may not occur in the same direction or magnitude across all segments of our loan portfolio and deterioration in some quantitative inputs and qualitative loss factors may offset improvement in others. This sensitivity analysis does not represent a change to our expectations of the economic environment but provides a hypothetical result to assess the sensitivity of the ACL to a change in a key input. This sensitivity analysis does not incorporate changes to management’s judgment of qualitative loss factors.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2025
    Net Income
    Net income for the first quarter of 2026 increased $351,000 to $13.7 million as compared to $13.3 million for the same period in 2025. The increase in net income in the first quarter of 2026 as compared to the same quarter a year ago is mostly due to a $3.4 million increase in net interest income and a $2.2 million increase in mortgage banking income. These increases were only partially offset by a $2.5 million increase in other operating expenses and $2.4 million increase in provision for credit losses.
Analysis of Business Segments
Our business segments are defined as Community Banking, Home Mortgage Lending, and Specialty Finance. The following table summarizes net income from our segments. Additional information about segment performance is presented in Note 10 to the Financial Statements included in Part I - Item 1 of this report.

(In Thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025

Community Banking	$10,500	$10,788
Home Mortgage Lending	1,086	804
Specialty Finance	2,089	1,732
Net income	$13,675	$13,324

Community Banking
Net income in the Community Banking segment decreased $288,000 or 3% in the first quarter of 2026 compared to the same period a year ago primarily due to an increase in the provision for credit losses and salaries and other personnel expense which were only partially offset by an increase in net interest income which totaled $31.8 million in the first quarter of 2026, and $28.2 million in the first quarter of 2025. Net interest income increased $3.7 million or 13% in the first quarter of 2026 as compared to the first quarter of 2025 mostly due to higher interest income on loans and deposits in banks as well as lower interest expense on deposits.
The provision for credit losses in the Community Banking segment was $153,000 in the first quarter of 2026 compared to a benefit to the provision for credit losses of $1.8 million in the same quarter a year ago. The increase to the provision for credit losses in the Community Banking segment in the first quarter of 2026 as compared to the same quarter a year ago was primarily a result of the fact that there were changes in the Company's loss rate regression models for commercial, commercial real estate, and construction loans in the first quarter of 2025.

Other operating expenses in the Community Banking segment totaled $20.4 million in the first quarter of 2026, up $1.8 million or 10% from $18.6 million in the first quarter a year ago. The increase in the first quarter of 2026 as compared to the same quarter a year ago was mostly due to a $1.6 million increase in salaries and other personnel expense, which includes $771,000 in higher salary expense and a $296,000 increase in group medical expenses, as well as increases in occupancy expense, marketing expense, professional fees, and data processing expense. These increases were partially offset by a decrease in insurance expense. Insurance expense decreased due to a decrease in FDIC insurance expense resulting primarily from higher capital ratios. The issuance of subordinated debentures in the fourth quarter of 2025 positively impacted the Company's risk based capital ratios which benefited the FDIC's calculation for insurance expense.

Home Mortgage Lending
Net income in the Home Mortgage Lending segment increased $282,000 or 35% in the first quarter of 2026 compared to the same period a year ago primarily due to higher mortgage servicing revenue, which was only partially offset by an increase in the provision for credit losses, higher other operating expenses, and lower net interest income in the Home Mortgage Lending segment. During the first quarter of 2026, mortgage loans funded for sale were $123.4 million, compared to $108.5 million in the first quarter of 2025.
The provision for credit losses in the Home Mortgage Lending segment was $562,000 in the first quarter of 2026 compared to a benefit to the provision for credit losses of $307,000 in the first quarter of 2025. The increase in the provision for credit losses in the first quarter of 2026 in the Home Mortgage Lending segment as compared to the same quarter a year ago was primarily a result of higher growth in loan balances.
Other operating expenses in the Home Mortgage Lending segment totaled $7.2 million in the first quarter of 2026 compared to $6.5 million in the first quarter a year ago. The increase in the first quarter of 2026 as compared to the same quarter a year ago was mostly due to increases in salaries and other personnel expense due to higher commissions paid to mortgage originators due to higher volume.
The Arizona, Colorado, and Pacific Northwest mortgage expansion markets were responsible for 35% of Residential Mortgage's $152 million total production in the first quarter of 2026 and 20% of $122 million total production in the first quarter a year ago.

As of March 31, 2026, Northrim serviced 6,637 loans in its $1.64 billion home-mortgage-servicing portfolio, an 11% increase from the $1.48 billion serviced a year ago.

Specialty Finance

Net income in the Specialty Finance segment increased $357,000 or 21% in the first quarter of 2026 compared to the same period a year ago primarily due to increased purchased receivable balances.

Average purchased receivables and loan balances for the Specialty Finance segment were $132.2 million for the first quarter of 2026, compared to average balances of $97.1 million for the first quarter of 2025.

Net Interest Income/Net Interest Margin
    Net interest income for the first quarter of 2026 increased 11% or $3.4 million, to $34.7 million as compared to $31.3 million for the first quarter of 2025. The net interest margin increased 17 basis points to 4.72% in the first quarter of 2026 as compared to 4.55% in the first quarter of 2025. The increase in net interest income in the first quarter of 2026 compared to the same period in 2025 was primarily the result of increased interest on loans, loans held for sale, interest bearing deposits in other banks, and long term investments, as well as a decrease in interest expense on deposits, which were only partially offset by an increase in interest expense on borrowings. The increase in net interest margin in the first quarter of 2026 as compared to the same period of 2025 was primarily due to a favorable change in the mix of earning-assets towards higher loan balances as a percentage of total earning-assets as well as a decrease in the cost of interest-bearing deposits.

Components of Net Interest Margin

The following table compares average balances and rates as well as margins on earning assets for the three-month periods ended March 31, 2026 and 2025. Average yields or costs are calculated on a tax-equivalent basis.

(Dollars in Thousands)	Three Months Ended March 31,
					Interest income/				Average Tax Equivalent
	Average Balances		Change		expense		Change		Yields/Costs[6]
	2026	2025	$	%	2026	2025	$	%	2026	2025	Change
Interest-bearing deposits in other banks[1]	$123,643	$37,969	$85,674	226%	$1,145	$416	$729	175%	3.71%	4.44%	(0.73)%
Taxable long-term investments[2]	466,386	523,753	(57,367)	(11)%	4,007	3,870	137	4%	3.44%	2.97%	0.47%
Loans held for sale	74,144	46,223	27,921	60%	1,080	677	403	60%	5.83%	5.86%	(0.03)%
Loans[3,4]	2,305,181	2,173,425	131,756	6%	39,064	36,977	2,087	6%	6.86%	6.89%	(0.03)%
Interest-earning assets[5]	2,969,354	2,781,370	187,984	7%	45,296	41,940	3,356	8%	6.17%	6.10%	0.07%
Nonearning assets	311,415	293,415	18,000	6%
Total	$3,280,769	$3,074,785	$205,984	7%

Interest-bearing demand	$1,222,073	$1,152,543	$69,530	6%	$4,929	$5,431	($502)	(9)%	1.64%	1.91%	(0.27)%
Savings deposits	244,982	251,335	(6,353)	(3)%	309	362	(53)	(15)%	0.51%	0.58%	(0.07)%
Money market deposits	197,907	193,966	3,941	2%	728	807	(79)	(10)%	1.49%	1.69%	(0.20)%
Time deposits	402,139	404,750	(2,611)	(1)%	3,031	3,335	(304)	(9)%	3.06%	3.34%	(0.28)%
Total interest-bearing deposits	2,067,101	2,002,594	64,507	3%	8,997	9,935	(938)	(9)%	1.77%	2.01%	(0.24)%
Borrowings	81,702	37,081	44,621	120%	1,238	329	909	276%	6.13%	3.55%	2.58%
Total interest-bearing liabilities	2,148,803	2,039,675	109,128	5%	10,235	10,264	(29)	—%	1.93%	2.04%	(0.11)%
Non-interest bearing demand deposits	732,454	697,534	34,920	5%
Other liabilities	65,492	63,348	2,144	3%
Equity	334,020	274,228	59,792	22%
Total	$3,280,769	$3,074,785	$205,984	7%
Net interest income (tax equivalent)					$35,061	$31,676	$3,385	11%
Net interest margin (tax equivalent)									4.77%	4.61%	0.16%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis					($400)	($379)	($21)	6%
Net interest income and margin, as reported					$34,661	$31,297	$3,364	11%	4.72%	4.55%	0.17%
Average loans to average interest-earning assets	77.63%	78.14%
Average loans to average total deposits	82.34%	80.49%
Average non-interest deposits to average total deposits	26.16%	25.83%
Average interest-earning assets to average interest-bearing liabilities	138.19%	136.36%

1Consists of interest bearing deposits in other banks and domestic CDs.
2Consists of investment securities available for sale, investment securities held to maturity, marketable equity securities, and investment in Federal Home Loan Bank stock.
3Interest income includes loan fees. Loan fees recognized during the period and included in the yield calculation totaled $1.2 million and $1.1 million in the first quarter of 2026 and 2025, respectively.
4Nonaccrual loans are included with a zero effective yield. Average nonaccrual loans included in the computation of the average loan balances were $13.2 million and $7.6 million in the first quarter of 2026 and 2025, respectively.

5The Company does not have any fed funds sold or securities purchased with agreements to resell to disclose as part of its total interest-earning assets in the periods presented.
6Tax-equivalent yields/costs assume a federal tax rate of 21% and state tax rate of 7.43% for a combined tax rate of 28.43%.

The following tables set forth the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending March 31, 2026 and 2025. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates. The Company did not have any fed funds sold or securities purchased with agreements to resell for the three-month periods ending March 31, 2026 and 2025.

(In Thousands)	Three Months Ended March 30, 2026 vs. 2025
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Short-term investments	$782	($53)	$729
Taxable long-term investments	(394)	531	137
Loans held for sale	407	(4)	403
Loans	2,229	(142)	2,087
Total interest income	$3,024	$332	$3,356

Interest Expense:
Interest-bearing demand	$314	($816)	($502)
Savings deposits	(9)	(44)	(53)
Money market deposits	16	(95)	(79)
Time deposits	(22)	(282)	(304)
Interest-bearing deposits	299	(1,237)	(938)
Borrowings	568	341	909
Total interest expense	$867	($896)	($29)

Provision for Credit Losses
The provision or benefit for credit loss is the amount of expense or benefit that, based on our judgment, is required to maintain the Allowance for Credit Losses (“ACL”) at an appropriate level under the Company's Current Expected Credit Losses (“CECL”) model. The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. The following table presents the major categories of credit loss expense for the three-month periods ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In Thousands)	2026	2025
Credit loss (benefit) expense on loans held for investment	$1,286	($1,132)
Credit loss (benefit) expense on unfunded commitments	(322)	(323)
Credit loss expense on available for sale debt securities	—	—
Credit loss expense on held to maturity securities	—	—
Credit loss expense on purchased receivables	(4)	46
Total credit loss (benefit) expense	$960	($1,409)
The increase to the provision for credit losses on loans in the first quarter of 2026 as compared to the same period a year ago was primarily a result of higher growth loan balances as well as an increase in individually evaluated loans. The decrease to the provision for unfunded commitments in the first quarter of 2026 primarily due to changes in the loss rate on unfunded commitments.
Fluctuations in the provision for credit losses in the future will be dependent upon changes in economic conditions and forecasts, as well as loan portfolio composition, quality, and duration.
Other Operating Income
Other operating income for the three-month period ended March 31, 2026 increased $1.8 million, or 14%, to $14.9 million as compared to $13.0 million for the same period in 2025, primarily due to a $2.2 million increase in mortgage banking income in the first quarter of 2026 compared to the same quarter a year ago. The fair value of marketable equity securities decreased $206,000 in the first quarter of 2026 compared to the same quarter a year ago.

Other Operating Expense
Other operating expense for the first quarter of 2026 increased $2.5 million, or 9%, to $30.6 million as compared to $28.2 million for the same period in 2025. The increase was primarily due to a $2.3 million increase in salaries and other personnel expense, which was partially offset by a decrease in insurance expense. The increase in salaries and other personnel expense was primarily due to higher salaries and higher commissions paid to mortgage originators due to higher volume. The decrease in insurance expense was primarily due to the decrease in FDIC insurance expense resulting primarily from higher capital ratios noted above.
Income Taxes
For the first quarter of 2026, Northrim recorded a lower effective tax rate as compared to the same period in 2025 primarily as a result of an increase in tax credits and tax exempt interest income as a percentage of pre-tax income in 2026 as compared to 2025. In the first quarter of 2026, Northrim recorded $4.3 million in state and federal income tax expense, for an effective tax rate of 23.85% compared to $4.3 million and 24.19% for the same period in 2025.

ANALYSIS OF FINANCIAL CONDITION AT MARCH 31, 2026 COMPARED TO DECEMBER 31, 2025
    Balance Sheet Overview
Investment Securities
Investment Securities include investment securities available for sale, investment securities held to maturity, and marketable equity securities, at March 31, 2026 increased 1% to $460.3 million from $455.8 million at December 31, 2025 primarily due to purchases of available for sale securities during the first three months of 2026.
The table below details portfolio investment balances by portfolio investment type as of the periods indicated:

	March 31, 2026		December 31, 2025
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
	Balance	% of total	Balance	% of total
U.S. Treasury and government sponsored entities	$382,020	83.0%	$388,737	85.2%
U.S. Agency mortgage-backed securities	4,708	1.0%	4,798	1.1%
Corporate bonds	36,728	8.0%	31,702	7.0%
Collateralized loan obligations	26,741	5.8%	22,174	4.9%
Preferred stock	10,145	2.2%	8,392	1.8%
Total	$460,342		$455,803

The average estimated duration of the investment portfolio at March 31, 2026, was approximately 2.2 years. As of March 31, 2026, $109.0 million of available for sale securities with a weighted average yield of 1.55% are scheduled to mature in the next six months, $68.3 million with a weighted average yield of 2.15% are scheduled to mature in six months to one year, and $84.8 million with a weighted average yield of 3.41% are scheduled to mature in the following year, representing a total of $262.1 million or 9% of earning assets that are scheduled to mature in the next 24 months.

Loans and Lending Activities
The following table presents the concentration distribution of the loan portfolio, net of deferred fees and costs, as of the dates indicated:

	March 31, 2026		December 31, 2025
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial & industrial loans	$462,998	19.6%	$450,826	19.6%
Commercial real estate:
Owner occupied properties	435,148	18.4%	433,157	18.9%
Non-owner occupied and multifamily properties	765,781	32.6%	763,180	33.2%
Residential real estate:
1-4 family residential properties secured by first liens	264,662	11.2%	243,185	10.6%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	71,207	3.0%	67,116	2.9%
1-4 family residential construction loans	38,679	1.6%	39,059	1.7%
Other construction, land development and raw land loans	176,715	7.5%	173,589	7.6%
Obligations of states and political subdivisions in the US	32,312	1.4%	32,434	1.4%
Agricultural production, including commercial fishing	50,133	2.1%	47,445	2.1%
Consumer loans	9,205	0.4%	9,763	0.4%
Other loans	51,862	2.2%	35,745	1.6%
Total loans	$2,358,702		$2,295,499
Loans increased by $63.2 million, to $2.36 billion at March 31, 2026 from $2.30 billion at December 31, 2025, primarily as a result of increases 1-4 family residential loans secured by first liens, other loans, and commercial and industrial loans in the first three month of 2026.
Information about industry concentrations
The Company defines “direct exposure” to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $127.8 million, or approximately 5% of loans as of March 31, 2026 have direct exposure to the oil and gas industry as compared to $123.4 million, or approximately 5% of loans as of December 31, 2025. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $79.6 million and $88.6 million at March 31, 2026 and December 31, 2025, respectively. The portion of the Company's ACL that related to the loans with direct exposure to the oil and gas industry was estimated at $2.0 million as of March 31, 2026 and $1.6 million as of December 31, 2025.

    The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	March 31, 2026	December 31, 2025
Commercial & industrial loans	$117,596	$113,036
Commercial real estate:
Owner occupied properties	4,908	4,996
Non-owner occupied and multifamily properties	4,072	4,207
Other loans	1,182	1,203
Total	$127,758	$123,442

The Company monitors other concentrations within the loan portfolio depending on trends in the current and future estimated economic conditions. At March 31, 2026, the Company had $150.9 million, or 6% of portfolio loans, in the Accommodations sector, $133.2 million, or 6% of portfolio loans, in the Healthcare sector, $121.3 million, or 5% of portfolio loans, in the Tourism sector, $101.4 million, or 4% of portfolio loans, in the Retail sector, $92.1 million, or 4% of portfolio loans, in the Aviation (non-tourism) sector, $62.5 million, or 3% in the Restaurant sector, and $60.7 million, or 3% of portfolio loans, in the Fishing sector.

The portion of the Company's ACL that related to the loans with exposure to these industries is estimated at the following amounts as of March 31, 2026:

(In Thousands)	Tourism	Aviation (non-tourism)	Healthcare	Retail	Fishing	Restaurant	Accommodations	Total
ACL	$659	$805	$957	$925	$268	$482	$1,028	$5,124

Credit Quality and Nonperforming Assets

The following table sets forth information regarding our nonperforming loans and total nonperforming assets as of the periods indicated:

	March 31,	December 31,
(In Thousands)	2026	2025
Nonaccrual loans - Community Banking	$10,006	$9,066
Nonaccrual loans - Home Mortgage Lending	499	514
Nonaccrual loans - Specialty Finance	4,276	2,388
Nonaccrual loans - Total	14,781	11,968
Total nonperforming loans - Community Banking	10,006	9,066
Total nonperforming loans - Home Mortgage Lending	499	514
Total nonperforming loans - Specialty Finance	4,276	2,388
Total nonperforming loans - Total	14,781	11,968
Nonperforming loans guaranteed by gov't - Community Banking	567	639
Nonperforming loans guaranteed by gov't - Total	567	639
Net nonperforming loans - Community Banking	9,439	8,427
Net nonperforming loans - Home Mortgage Lending	499	514
Net nonperforming loans - Specialty Finance	4,276	2,388
Net nonperforming loans - Total	14,214	11,329

Other real estate owned - Community Banking	1,036	—
Other real estate owned - Total	1,036	—

Nonperforming purchased receivables - Specialty Finance	—	67

Net nonperforming assets - Community Banking	10,475	8,427
Net nonperforming assets - Home Mortgage Lending	499	514
Net nonperforming assets - Specialty Finance	4,276	2,455
Net nonperforming assets - Total	$15,250	$11,396

Adversely classified loans, net of gov't guarantees - Community Banking	$29,395	$29,447
Adversely classified loans, net of gov't guarantees - Home Mortgage Lending	667	687
Adversely classified loans, net of gov't guarantees - Specialty Finance	4,276	3,364
Adversely classified loans, net of gov't guarantees - Total	$34,338	$33,498

Special mention loans, net of gov't guarantees - Community Banking	$7,985	$10,481
Special mention loans, net of gov't guarantees - Total	$7,985	$10,481

Nonperforming loans, net of government guarantees / portfolio loans	0.60%	0.49%
Nonperforming loans, net of government guarantees / portfolio loans, net of gov't guarantees	0.64%	0.53%
Nonperforming assets, net of government guarantees / total assets	0.45%	0.35%
Nonperforming assets, net of government guarantees / total assets net of gov't guarantees	0.48%	0.36%

Loans 30-89 days past due and accruing, net of government guarantees / portfolio loans	0.09%	0.07%
Loans 30-89 days past due and accruing, net of government guarantees /
portfolio loans, net of government guarantees	0.10%	0.08%

Allowance for credit losses for loans / portfolio loans	1.05%	1.03%
Allowance for credit losses for loans / portfolio loans, net of gov't guarantees	1.12%	1.10%
Allowance for credit losses for loans / nonperforming loans, net of gov't guarantees	175%	210%

Net loan charge-offs (recoveries) year-to-date - Community Banking	($39)	$1,429

Net loan charge-offs (recoveries) year-to-date - Specialty Finance	250	364
Net loan charge-offs (recoveries) year-to-date - Total	$211	$1,793

Net loan charge-offs (recoveries) year-to-date / average loans, year-to-date annualized	0.04%	0.08%

Allowance for credit losses for purchased receivables / purchased receivables	—%	—%

Net purchased receivable charge-offs (recoveries) year-to-date / average
purchased receivables, year-to-date annualized	(0.02)%	2.15%

Allowance for Credit Losses
The following table sets forth information regarding changes in the ACL as of the periods indicated:

	Three Months Ended March 31,
(In Thousands)	2026	2025
Balance at beginning of period	$23,737	$22,020
Charge-offs:
Commercial & industrial loans	(250)	(37)
Consumer loans	(2)	(13)
Total charge-offs	(252)	(50)
Recoveries:
Commercial & industrial loans	37	74
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	3	7
Agricultural production, including commercial fishing	1	2
Consumer loans	—	1
Total recoveries	41	84
Net (charge-offs), recoveries	(211)	34
Provision for credit losses	1,286	(1,132)
Balance at end of period	$24,812	$20,922
    The following table sets forth information regarding changes in the ACL for unfunded commitments as of the periods indicated:

	Three Months Ended March 31,
(In Thousands)	2026	2025
Balance at beginning of period	$2,668	$2,310
(Benefit) provision for credit losses	(322)	(323)
Balance at end of period	$2,346	$1,987

The following table sets forth information regarding changes in the ACL for purchased receivables as of the periods indicated:

	Three Months Ended March 31,
(In Thousands)	2026	2025
Balance at beginning of period	$—	$3,649
Charge-offs	—	—
Recoveries	5	—
Net (charge-offs), recoveries	5	—
(Benefit) provision for purchased receivables	(5)	46
Balance at end of period	$—	$3,695
The ACL for loans held for investment at March 31, 2026 increased $1.1 million from December 31, 2025 primarily due to increased loan balances and an increase in the ACL for individually evaluated loans. While management believes that it uses the best information available to determine the ACL, unforeseen market conditions and other events could result in adjustment to the ACL, and net income could be significantly affected if circumstances differed substantially from the assumptions used in making the final determination of the ACL.
Deposits
Deposits are the Company’s primary source of funds. Total deposits increased $60.7 million, or 2%, to $2.87 billion as of March 31, 2026 compared to $2.81 billion as of December 31, 2025, primarily due to new deposit relationships and normal seasonal fluctuations. The following table summarizes the Company's composition of deposits as of the periods indicated:

	March 31, 2026		December 31, 2025
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$826,445	29%	$721,925	26%
Interest-bearing demand	1,215,182	42%	1,242,546	44%
Savings deposits	243,667	8%	250,006	9%
Money market deposits	197,402	7%	195,793	7%
Time deposits	391,050	14%	402,759	14%
Total deposits	$2,873,746		$2,813,029
The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 86% of total deposits at March 31, 2026 and 86% of total deposits at December 31, 2025.
    The only deposit category with stated maturity dates is certificates of deposit. At March 31, 2026, the Company had $391.1 million in certificates of deposit as compared to certificates of deposit of $402.8 million at December 31, 2025. At March 31, 2026, $365.6 million, or 93%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $369.2 million, or 92%, of total certificates of deposit at December 31, 2025. The aggregate amount of certificates of deposit in amounts of $250,000 and greater at March 31, 2026 and December 31, 2025, was $196.0 million and $208.2 million, respectively. The following table sets forth the amount outstanding of deposits in amounts of $250,000 and greater by time remaining until maturity and percentage of total deposits as of March 31, 2026:

	Time Certificates of Deposit
	of $250,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$81,602	42%
Over 3 through 6 months	37,201	19%
Over 6 through 12 months	61,552	31%
Over 12 months	15,651	8%
Total	$196,006	100%

At March 31, 2026, 75% of total deposits were held in business accounts and 25% of deposit balances were held in consumer accounts. Northrim had approximately 33,000 deposit customers with an average balance of $64,000 as of March 31, 2026. Northrim had 33 customers with balances over $10 million as of March 31, 2026 which accounted for $721.0 million, or 25%, of total deposits.

Uninsured deposits totaled approximately $1.14 billion or 40% of total deposits as of March 31, 2026 compared to $1.1 billion or 38% of total deposits as of December 31, 2025. There was no unusual deposit activity during the first three months of 2026.

Borrowings
    FHLB: The Bank is a member of the Federal Home Loan Bank of Des Moines (the “FHLB”). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Bank’s assets. At March 31, 2026, our maximum borrowing line from the FHLB was approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. Based on the Company's current collateral pledged to the FHLB, less outstanding advances, the Company's borrowing line is $469.9 million as of March 31, 2026. The Company has outstanding advances of $12.7 million as of March 31, 2026 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. These advances have original terms of either 18 or 20 years with 30 year amortization periods and fixed interest rates ranging from 1.23% to 3.25%.

    Federal Reserve Bank: The Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”) is holding $70.0 million of securities as collateral to secure the Company's ability to take advances through the discount window on March 31, 2026. There were no discount window advances outstanding at either March 31, 2026 or December 31, 2025.

    Other Short-term Borrowings: The Company is subject to provisions under Alaska state law, which generally limit the amount of outstanding debt to 15% of total assets or $500.5 million at March 31, 2026 and $490.6 million at December 31, 2025.

    At March 31, 2026 and December 31, 2025, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
    Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advances noted above as of March 31, 2026 or December 31, 2025.

    Junior Subordinated Debentures
    At March 31, 2026 and December 31, 2025, the Company had trust preferred securities in the principal amount of $10 million. These securities carry an interest rate of 90-day CME SOFR plus tenor spread adjustment of 0.26% plus 1.37% per annum, adjusted quarterly. The securities have a maturity date of March 15, 2036, and are callable by the Company on or after March 15, 2011. These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations. At March 31, 2026 and December 31, 2025, the securities had an interest rate of 5.31% and 5.35%, respectively. The Company entered into an interest rate swap in the third quarter of 2017 to hedge the variability in cash flows arising out of its junior subordinated debentures, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10 million of junior subordinated debentures held under NST2 at 3.72% through its maturity date. Net of the impact of the interest rate swap, interest expense on these securities was $93,000 in the first quarter of 2026 and $92,000 in the first quarter of 2025. The Company also had interest expense of $4,000 in the first quarter of 2026 and $5,000 in the first quarter of 2025 on common securities related to this junior subordinated debt.

Subordinated Debentures
At March 31, 2026 and December 31, 2025, the Company had $60.0 million in aggregate principal amount of its 6.875% Fixed-to-Floating Rate Subordinated Notes due 2035 (the “Subordinated Notes”). The Subordinated Notes mature on December 1, 2035 and currently carry interest at a fixed rate of 6.875% per year. The interest cost to the Company on the Subordinated Notes was $1.0 million in the first quarter of 2026. The Company incurred debt issuance costs of $1.4 million which will be amortized through December 1, 2035. The amortization expense amounted to $35,000 in the first quarter of 2026. The Subordinated Notes are intended to qualify as Tier 2 capital of the Company for regulatory capital purposes.
Liquidity and Capital Resources
    The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company. Given that the Bank currently meets, and the Bank anticipates that it will continue to meet, all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards, the Company expects to continue to receive dividends from the Bank during the remainder of 2026. Other available sources of liquidity for the bank holding company include the issuance of debt and the issuance of common or preferred stock. As of March 31, 2026, the Company has 40.0 million authorized shares of common stock, of which approximately 22.2 million are issued and outstanding, leaving approximately 17.8 million shares available for issuance. Additionally, the Company has 2.5 million authorized shares of preferred stock available for issuance.
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

The Company had cash and cash equivalents of $154.9 million, or 5% of total assets at March 31, 2026 compared to $145.9 million, or 4% of total assets as of December 31, 2025. The increase in cash and cash equivalents since the end of 2025 is primarily due to an increase in deposits. The Company had other comprehensive loss, net of tax, of $394,000 for the three-month period ending March 31, 2026 primarily due to unrealized holding gains on available for sale securities. Accumulated unrealized losses, net of income taxes on available for sale securities, which are recorded in total shareholders' equity, are $927,000 as of March 31, 2026. Accumulated unrealized losses, net of income taxes on held to maturity securities, which are not recorded in shareholders' equity, are $763,000 as of March 31, 2026. Management does not believe that liquidation of these securities, which would result in realized losses, will occur prior to maturity of these securities. As of March 31, 2026, the weighted average maturity of available for sale securities is 2.2 years as compared to 2.0 years as of December 31, 2025. At March 31, 2026, $177.3 million available for sale securities mature within one year, $84.8 million mature within one to two years, and $65.6 million mature within two to three years. Our total unfunded commitments to fund loans and letters of credit at March 31, 2026 were $625.4 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. At March 31, 2026, certificates of deposit totaling $365.6 million are scheduled to mature over the next 12 months and may be withdrawn from the Bank. Similar to loans, we do not expect that these maturing certificates of deposit, or other non-maturity deposits, to be withdrawn from the Bank in a manner that will strain liquidity; however, unforeseen future circumstances or events may cause higher than anticipated withdrawal of deposits or draws of unfunded commitments to fund new loans. Management believes that cash requirements to fund future non-deposit and non-borrowing liabilities, including operating lease liabilities and other liabilities, as of March 31, 2026, are not material to the Company's liquidity position as of March 31, 2026.
The Company has other available sources of liquidity to fund unforeseen liquidity requirements. These include borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At March 31, 2026, our liquid assets, which include investments and loans maturing within a year, were $1.06 billion. Our funds available for borrowing under our existing lines of credit based on loans currently pledged and investments available to be pledged as collateral were $606.2 million. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient for the foreseeable future.
As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 “Financial Statements” of this report, net cash provided by operating activities was $27.2 million for the first three months of 2026, primarily due to net proceeds from the sale of loans held for sale and cash provided by net income, which was only partially offset by cash used in connection with the origination of loans held for sale. Net cash used by investing activities was $75.7 million for the same period, primarily due to an increase in loans and purchases of long term investments which were only partially offset by maturities and calls of available for sale and held to maturity securities. Net cash provided by financing activities in the first three months of 2025 was $57.5 million, primarily due to increases in deposits which were only partially offset by cash dividends paid to shareholders.
Throughout our history, the Company has periodically repurchased for cash a portion of its shares of common stock in the open market. At March 31, 2026, there are no shares remaining under the repurchase program, and we did not repurchase any shares in the first quarter of 2026. The Company currently has no plans to repurchase shares of its common stock in 2026.
Capital Requirements and Ratios
    We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of March 31, 2026, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

    The table below illustrates the capital requirements in effect for the periods noted for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain capital ratios for the Bank in 2026, exceeding the FDIC’s requirements for the “well-capitalized” classification. Some capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering and the $60 million in Subordinated Notes are included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our consolidated financial statements. These items are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $70 million more in regulatory capital than the Bank at March 31, 2026, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

March 31, 2026
Total risk-based capital	8.00%	10.00%	14.14%	13.07%
Tier 1 risk-based capital	6.00%	8.00%	10.95%	12.10%
Common equity tier 1 capital	4.50%	6.50%	10.59%	12.10%
Leverage ratio	4.00%	5.00%	9.13%	10.08%

    See Note 23 of the Consolidated Financial Statements in Part II. Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for a detailed discussion of the capital ratios. The requirements for “well-capitalized” come from the Prompt Corrective Action rules. See Part I. Item 1 - Business - Supervision and Regulation in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. These rules apply to the Bank but not to the Company. Under the rules of the Federal Reserve Bank, a bank holding company such as the Company is generally defined to be “well capitalized” if its Tier 1 risk-based capital ratio is 8.0% or more and its total risk-based capital ratio is 10.0% or more.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Our assessment of market risk as of March 31, 2026 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of March 31, 2026, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Part I. Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as updated by the Company's periodic filings with the SEC. These risk factors have not changed materially as of March 31, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) There were no stock repurchases by the Company during the three-month period ending March 31, 2026.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page for the Company's Quarterly Report on 10-Q for the quarter ended March 31, 2026 - formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NORTHRIM BANCORP, INC.

May 1, 2026	By	/s/ Michael G. Huston
Michael G. Huston
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 1, 2026	By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)