Form 10-Q
period 2026-06-30
NORTHRIM BANCORP INC
filed 2026-07-31
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☐ Yes  ☒ No
The number of shares of the issuer’s Common Stock, par value $0.25 per share, outstanding at July 31, 2026 was 22,244,766.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the consolidated financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2026	December 31, 2025
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$41,948	$36,042
Interest bearing deposits in other banks	130,265	109,864
Marketable equity securities	11,315	8,392
Investment securities available for sale, at fair value	411,644	420,661
Investment securities held to maturity, at amortized cost	31,750	26,750
Investment in Federal Home Loan Bank stock	7,187	6,764
Loans held for sale	83,272	100,323
Loans	2,386,328	2,295,499
Allowance for credit losses, loans	(25,461)	(23,737)
Net loans	2,360,867	2,271,762
Purchased receivables, net	122,792	101,642
Mortgage servicing rights, at fair value	28,475	27,474
Other real estate owned, net	1,224	—
Premises and equipment, net	41,486	39,692
Operating lease right-of-use assets	11,263	5,911
Goodwill	49,874	49,874
Other intangible assets, net	950	950
Other assets	81,074	84,172
Total assets	$3,415,386	$3,290,273
LIABILITIES
Deposits:
Demand	$826,271	$721,925
Interest-bearing demand	1,281,777	1,242,546
Savings	246,617	250,006
Money market	194,665	195,793
Certificates of deposit	369,458	402,759
Total deposits	2,918,788	2,813,029
Borrowings	81,574	81,729
Operating lease liabilities	11,459	5,941
Other liabilities	55,951	63,030
Total liabilities	3,067,772	2,963,729
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.25 par value, 40,000,000 shares authorized, 22,244,766 and 22,111,637 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	5,561	5,528
Additional paid-in capital	10,757	10,822
Retained earnings	331,394	309,575
Accumulated other comprehensive (loss) income, net of tax	(98)	619
Total shareholders' equity	347,614	326,544
Total liabilities and shareholders' equity	$3,415,386	$3,290,273
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Data)	2026	2025	2026	2025
Interest and Dividend Income
Interest and fees on loans and loans held for sale	$42,328	$40,519	$82,305	$77,989
Interest on investment securities available for sale	3,212	3,026	6,217	5,978
Dividends on marketable equity securities	180	146	337	291
Interest on investment securities held to maturity	492	473	958	946
Dividends on Federal Home Loan Bank stock	147	120	293	225
Interest on deposits in other banks	795	515	1,940	931
Total Interest and Dividend Income	47,154	44,799	92,050	86,360
Interest Expense
Interest expense on deposits	8,777	10,304	17,774	20,239
Interest expense on borrowings	79	809	158	1,047
Interest expense on subordinated debentures	1,162	94	2,321	185
Total Interest Expense	10,018	11,207	20,253	21,471
Net Interest Income	37,136	33,592	71,797	64,889
Provision for credit losses	1,627	1,976	2,587	567
Net Interest Income After Provision for Credit Losses	35,509	31,616	69,210	64,322
Other Operating Income
Mortgage banking income	7,138	7,400	13,599	11,651
Purchased receivable income	6,473	5,897	12,605	12,047
Bankcard fees	1,329	1,153	2,418	2,227
Service charges on deposit accounts	912	726	1,723	1,403
Unrealized gain (loss) on marketable equity securities	164	78	(92)	28
Other income	721	1,386	1,363	2,324
Total Other Operating Income	16,737	16,640	31,616	29,680
Other Operating Expense
Salaries and other personnel expense	20,784	20,854	40,290	38,077
Data processing expense	3,482	3,366	6,787	6,470
Occupancy expense	1,825	2,104	3,929	3,993
Professional and outside services	1,428	1,113	2,587	2,228
Marketing expense	686	1,042	1,587	1,714
Compensation expense - Sallyport acquisition payments	500	600	1,000	1,200
Insurance expense	432	756	836	1,773
OREO expense, net rental income and gains on sale	102	2	114	5
Other expense	2,783	2,651	5,514	5,199
Total Other Operating Expense	32,022	32,488	62,644	60,659
Income Before Provision for Income Taxes	20,224	15,768	38,182	33,343
Provision for income taxes	4,882	3,990	9,165	8,241
Net Income	$15,342	$11,778	$29,017	$25,102
Earnings Per Share, Basic	$0.69	$0.53	$1.31	$1.14
Earnings Per Share, Diluted	$0.68	$0.52	$1.29	$1.12
Weighted Average Common Shares Outstanding, Basic	22,244,766	22,087,244	22,205,827	22,083,620
Weighted Average Common Shares Outstanding, Diluted	22,544,448	22,446,232	22,560,798	22,446,936
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
Net income	$15,342	$11,778	$29,017	$25,102
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized holding (losses) gains arising during the period	($528)	$2,628	($1,151)	$6,602
Derivatives and hedging activities:
Unrealized holding gains (losses) arising during the period	68	(99)	74	(343)
Foreign currency translation income	6	145	54	150
Income tax expense related to net unrealized losses (gains)	131	(719)	306	(1,779)
Other comprehensive (loss) income, net of tax	(323)	1,955	(717)	4,630
Comprehensive income	$15,019	$13,733	$28,300	$29,732

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
 See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of Tax	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2026	22,112	$5,528	$10,822	$309,575	$619	$326,544
Cash dividend on common stock ($0.16 per share)	—	—	—	(3,590)	—	(3,590)
Stock-based compensation expense	—	—	310	—	—	310
Exercise of stock options and vesting of restricted stock units, net	133	33	(769)	—	—	(736)
Other comprehensive loss, net of tax	—	—	—	—	(394)	(394)
Net income	—	—	—	13,675	—	13,675
Balance as of March 31, 2026	22,245	$5,561	$10,363	$319,660	$225	$335,809
Cash dividend on common stock ($0.16 per share)	—	—	—	(3,608)	—	(3,608)
Stock-based compensation expense	—	—	394	—	—	394
Exercise of stock options and vesting of restricted stock units, net	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(323)	(323)
Net income	—	—	—	15,342	—	15,342
Balance as of June 30, 2026	22,245	$5,561	$10,757	$331,394	($98)	$347,614
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In Thousands)	2026	2025
Operating Activities:
Net income	$29,017	$25,102
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and amortization of premises and equipment	1,680	1,780
Depreciation of debt issuance costs	70	—
Amortization of investment security premium, net of discount accretion	(251)	55
Unrealized (gain) loss on marketable equity securities	92	(28)
Deferred tax expense	1,729	—
Stock-based compensation	704	559
Deferred loan fees and amortization, net of costs	(252)	671
Provision for credit losses	2,587	567
Additions to home mortgage servicing rights carried at fair value	(2,056)	(2,740)
Change in fair value of home mortgage servicing rights carried at fair value	1,055	1,673
Change in fair value of commercial servicing rights carried at fair value	161	193
Change in fair value of loans held for sale	(487)	(60)
Gain on sale of loans	(8,405)	(6,671)
Proceeds from the sale of loans held for sale	410,668	336,860
Origination of loans held for sale	(362,522)	(358,179)
Net changes in assets and liabilities:
Increase in accrued interest receivable	(1,968)	(1,072)
Decrease in other assets	4,530	12,297
(Decrease) increase in other liabilities	(9,054)	1,117
Net Cash Provided by Operating Activities	67,298	12,124
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(127,337)	(24,691)
Purchases of marketable equity securities	(3,016)	—
Purchases of FHLB stock	(777)	(21,588)
Purchases of investment securities held to maturity	(15,000)	—
Proceeds from calls/maturities of securities available for sale	135,455	80,433
Proceeds from calls/maturities of securities held to maturity	10,000	—
Proceeds from redemption of FHLB stock	354	18,576
Increase in purchased receivables, net	(21,771)	(35,081)
Increase in loans, net	(114,326)	(112,738)
Sallyport Commercial Finance, LLC acquisition, net of cash received	—	144
Purchases of premises and equipment	(3,474)	(524)
Net Cash (Used) by Investing Activities	(139,892)	(95,469)
Financing Activities:
Increase in deposits	105,759	128,981
(Decrease) increase in borrowings	(224)	39,981
Proceeds from the issuance of common stock	483	(1)
Cash dividends paid	(7,117)	(7,069)
Net Cash Provided by Financing Activities	98,901	161,892
Net Change in Cash and Cash Equivalents	26,307	78,547
Cash and Cash Equivalents at Beginning of Period	145,906	62,736
Cash and Cash Equivalents at End of Period	$172,213	$141,283

Supplemental Information:
Income taxes paid	$4,947	$5,020
Interest paid	$20,185	$21,590
Transfer of loans to other real estate owned	$1,224	$—
Non-cash lease liability arising from obtaining right of use assets	$6,325	$—
Cash dividends declared but not paid	$81	$89

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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company determined that it operates in three primary operating segments: Community Banking, Home Mortgage Lending, and Specialty Finance. The Company has evaluated subsequent events and transactions for potential recognition or disclosure. Operating results for the interim period ended June 30, 2026 are not necessarily indicative of the results anticipated for the year ending December 31, 2026. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Stock Incentive Plans: In May of 2026, the Company's shareholders approved an amendment to the 2025 Stock Incentive Plan to add non-employee directors of the Company to the class of eligible participants who may be issued awards under the 2025 Plan.
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

Recent Accounting Pronouncements
Accounting pronouncements to be implemented in future periods
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). This updated mandates that public business entities provide detailed disclosures in the notes to the financial statements, breaking down specific expense categories such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities included in each relevant expense action. The objective is to enhance transparency, enabling investors to gain a clearer understanding of the nature and impact of these expenses on the Company's financial performance. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and may be applied on a prospective or retrospective basis. The Company intends to adopt ASU 2024-03 retrospectively and does not currently expect the adoption to have a material impact on the Company's consolidated financial statements.
In November 2025, the FASB issued ASU 2025‑08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans (“ASU 2025-08”). The amendments in ASU 2025‑08 are intended to simplify and improve the accounting for acquired loans under the Current Expected Credit Losses (“CECL”) model by expanding the use of the “gross‑up” approach currently applied only to purchased credit deteriorated (“PCD”) assets. Under prior generally accepted accounting principles, entities were required to distinguish between PCD and non‑PCD acquired loans, resulting in differing Day 1 accounting and concerns about complexity, comparability, and perceived double‑counting of credit losses for non‑PCD loans. ASU 2025‑08 creates a new category of “purchased seasoned loans,” defined as acquired loans—in a business combination or acquired more than 90 days after origination—other than credit cards, that meet certain criteria. These loans must now be accounted for using the gross‑up approach. This method requires an entity to recognize an allowance for expected credit losses at the acquisition date with a corresponding increase to the loan’s amortized cost basis, eliminating Day 1 credit loss expense while reducing subsequent interest income. Existing guidance for PCD assets remains unchanged. ASU 2025‑08 is effective for the Company for interim and annual reporting periods beginning after December 15, 2026 and must be applied prospectively to loans acquired after the adoption date. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025‑08, including the accounting for loans acquired in future business combinations or loan portfolio acquisitions.
In November 2025, FASB issued ASU 2025‑09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025‑09”). The amendments in ASU 2025‑09 clarify and expand certain aspects of hedge accounting to better align financial reporting with the economics of an entity’s risk‑management activities. ASU 2025-09 addresses stakeholder feedback following the implementation of prior hedge accounting guidance and issues arising from the global transition away from LIBOR. The amendments include targeted improvements across several areas of hedge accounting. Among the key changes, ASU 2025‑09 (i) expands the ability to aggregate forecasted transactions with similar risk exposures in cash flow hedges, (ii) introduces a model that facilitates hedge accounting for forecasted interest payments on “choose‑your‑rate” debt instruments, (iii) broadens hedge accounting for forecasted purchases and sales of nonfinancial assets, and (iv) updates guidance related to net written options used as hedging instruments. These improvements are intended to reduce complexity, increase consistency, and enhance the decision‑usefulness of hedge accounting outcomes. ASU 2025‑09 is effective for the Company for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025‑09 and does not currently expect the adoption to have a material impact on the Company's consolidated financial statements.
In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements (“ASU 2025‑11”). The amendments are intended to improve the clarity and navigability of interim reporting requirements within Topic 270 by clarifying when interim reporting guidance applies, enhancing the organization of required interim disclosures, and specifying the form and content of interim financial statements. The guidance responds to stakeholder feedback that existing interim reporting requirements were difficult to navigate because of the historical origins and accumulated amendments within Topic 270. ASU 2025‑11 adds a disclosure principle requiring entities to disclose events that occur after the end of the most recent annual reporting period that have a material impact on the entity. The amendments also introduce a comprehensive list of required interim disclosures drawn from various Codification topics and clarify the presentation requirements for interim financial statements, including condensed financial statements and accompanying footnotes. Importantly, ASU 2025-11 does not change the fundamental nature of interim reporting nor expand or reduce existing disclosure requirements; rather, it improves clarity and consistency across entities that issue interim financial statements in accordance with generally accepted accounting principles. ASU 2025‑11 is effective for the Company for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2025‑11 and does not currently expect the adoption to have a material impact on the Company's consolidated financial statements.

In December 2025, the FASB issued ASU 2025‑12, Codification Improvements (“ASU 2025‑12”). This Update is part of the FASB’s ongoing project to address stakeholder‑identified issues in the Accounting Standards Codification. The amendments consist of technical corrections, clarifications, and other incremental improvements intended to enhance the clarity, consistency, and usability of U.S. GAAP. These Codification improvements are not expected to significantly affect current accounting practices or impose substantial costs on most entities. The amendments span a wide range of Topics and include clarifications to diluted earnings‑per‑share calculations, updates to disclosure requirements for certain lease receivables, refinements to the calculation of reference amounts for beneficial interests, clarification of permissible methods for treasury stock retirements, and guidance regarding the transfer and measurement of receivables arising from contracts with customers. Although the updates are largely non‑substantive, certain clarifications may affect how entities apply existing guidance where the prior Codification language was ambiguous or inconsistent. ASU 2025‑12 is effective for the Company for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025‑12 and does not currently expect the adoption to have a material impact on the Company's consolidated financial statements.

2. Investment Securities
Marketable Equity Securities
The Company held marketable equity securities with fair values of $11.3 million at June 30, 2026 and $8.4 million at December 31, 2025, respectively. The realized and unrealized gains (losses) recognized on marketable equity securities in other operating income in the Company's Consolidated Statements of Income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
Unrealized gain (loss) on marketable equity securities	$164	$78	($92)	$28
Total	$164	$78	($92)	$28

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

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2026
Securities available for sale
U.S. Treasury and government sponsored entities	$381,603	$399	($2,213)	$—	$379,789
U.S. Agency mortgage-backed securities	4,614	10	(4)		4,620
Corporate bonds	2,000	—	(3)	—	1,997
Collateralized loan obligations	25,249	13	(24)	—	25,238
Total securities available for sale	$413,466	$422	($2,244)	$—	$411,644

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2026
Securities held to maturity
Corporate bonds	$31,750	$—	($981)	$—	$30,769
Total securities held to maturity	$31,750	$—	($981)	$—	$30,769

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2025
Securities available for sale
U.S. Treasury and government sponsored entities	$389,391	$1,717	($2,371)	$—	$388,737
U.S. Agency mortgage-backed securities	4,797	1	—		4,798
Corporate bonds	5,003	—	(51)	—	4,952
Collateralized loan obligations	22,141	33	—	—	22,174
Total securities available for sale	$421,332	$1,751	($2,422)	$—	$420,661

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2025
Securities held to maturity
Corporate bonds	$26,750	$426	($578)	$—	$26,598
Total securities held to maturity	$26,750	$426	($578)	$—	$26,598

Gross unrealized losses on available for sale securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2026 and December 31, 2025 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2026
Securities available for sale
U.S. Treasury and government sponsored entities	$193,087	($1,234)	$131,059	($979)	$324,146	($2,213)
Corporate bonds	—	—	1,997	(3)	1,997	(3)
Collateralized loan obligations	8,976	(24)	—	—	8,976	(24)
Total	$205,738	($1,262)	$133,056	($982)	$338,794	($2,244)
Securities Held to Maturity
Corporate bonds	$19,780	($220)	$10,989	($761)	$30,769	($981)
Total	$19,780	($220)	$10,989	($761)	$30,769	($981)

December 31, 2025
Securities available for sale
U.S. Treasury and government sponsored entities	$19,992	($8)	$236,387	($2,363)	$256,379	($2,371)
Corporate bonds	—	—	4,592	(51)	4,592	(51)
Total	$19,992	($8)	$240,979	($2,414)	$260,971	($2,422)
Securities Held to Maturity
Corporate bonds	$—	$—	$11,172	($578)	$11,172	($578)
Total	$—	$—	$11,172	($578)	$11,172	($578)

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

At June 30, 2026, the Company had 27 available for sale securities in an unrealized loss position without an ACL that have been in a loss position for less than twelve months. There were 15 available for sale securities without an ACL with unrealized losses at June 30, 2026 that have been in a loss position for more than twelve months. At June 30, 2026, the Company had two held to maturity securities in an unrealized loss position without an ACL that have been in a loss position for more than twelve months. There were two held to maturity securities without an ACL with an unrealized loss at June 30, 2026 that had been in a loss position for less than twelve months. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2026, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, primarily changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company's Consolidated Statements of Income.

At June 30, 2026 and December 31, 2025, carrying amounts of $244.5 million and $210.3 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and estimated fair values of available for sale and held to maturity debt securities at June 30, 2026, are distributed by contractual maturity as shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
June 30, 2026
U.S. Treasury and government sponsored entities
Within 1 year	$151,615	$150,676
1-5 years	229,988	229,113
Total	$381,603	$379,789
U.S. Agency mortgage-backed securities
5-10 years	$4,614	$4,620
Total	$4,614	$4,620
Corporate bonds
1-5 years	$17,000	$16,984
5-10 years	16,750	15,782
Total	$33,750	$32,766
Collateralized loan obligations
1-5 years	$1,249	$1,254
Over 10 years	24,000	23,984
Total	$25,249	$25,238

There were no proceeds from sales of investment securities for the three and six-month periods ending June 30, 2026 and 2025.
A summary of interest income for the three and six-month periods ending June 30, 2026 and 2025, on available for sale investment securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
U.S. Treasury and government sponsored entities	$2,802	$2,415	$5,417	$4,739
U.S. Agency mortgage-backed securities	58	49	116	53
Other	352	562	684	1,186
Total taxable interest income	$3,212	$3,026	$6,217	$5,978
Total tax-exempt interest income	$—	$—	$—	$—
Total	$3,212	$3,026	$6,217	$5,978

3.  Loans and Allowance for Credit Losses
Loans Held for Sale
Loans held for sale are comprised entirely of 1-4 family residential mortgage loans as of June 30, 2026 and December 31, 2025. The Company designates loans held for sale as either carried at fair value or the lower of cost or fair value at loan level at origination.
Loans Held for Investment
The following table presents amortized cost and unpaid principal balance of loans, categorized by the segments used in the Company's CECL methodology to assess credit risk, for the periods indicated:

	June 30, 2026			December 31, 2025
(In Thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial & industrial loans	$471,215	$473,342	($2,127)	$450,826	$453,153	($2,327)
Commercial real estate:
Owner occupied properties	443,054	444,880	(1,826)	433,157	435,050	(1,893)
Non-owner occupied and multifamily properties	769,928	774,340	(4,412)	763,180	767,617	(4,437)
Residential real estate:
1-4 family residential properties secured by first liens	260,301	260,371	(70)	243,185	243,167	18
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	79,995	79,125	870	67,116	66,470	646
1-4 family residential construction loans	28,839	29,053	(214)	39,059	39,311	(252)
Other construction, land development and raw land loans	175,656	177,280	(1,624)	173,589	175,261	(1,672)
Obligations of states and political subdivisions in the US	39,525	39,692	(167)	32,434	32,433	1
Agricultural production, including commercial fishing	55,833	56,118	(285)	47,445	47,682	(237)
Consumer loans	9,877	9,758	119	9,763	9,659	104
Other loans	52,105	52,281	(176)	35,745	35,860	(115)
Total	2,386,328	2,396,240	(9,912)	2,295,499	2,305,663	(10,164)
Allowance for credit losses	(25,461)			(23,737)
Net loans	$2,360,867	$2,396,240	($9,912)	$2,271,762	$2,305,663	($10,164)
The difference between the amortized cost and unpaid principal balance is net deferred origination fees totaling $9.9 million at June 30, 2026 and $10.2 million at December 31, 2025.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $11.0 million and $9.6 million at June 30, 2026 and December 31, 2025, respectively, and is included in other assets in the Consolidated Balance Sheets.

Allowance for Credit Losses
The table below presents activity in the ACL related to loans held for investment for the periods indicated.

Three Months Ended June 30,	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2026
Commercial & industrial loans	$6,371	($106)	($64)	$27	$6,228
Commercial real estate:
Owner occupied properties	2,498	125	—	—	2,623
Non-owner occupied and multifamily properties	5,252	(66)	(78)	—	5,108
Residential real estate:
1-4 family residential properties secured by first liens	6,220	277	—	—	6,497
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	1,083	222	—	3	1,308
1-4 family residential construction loans	187	(28)	—	—	159
Other construction, land development and raw land loans	2,615	233	—	—	2,848
Obligations of states and political subdivisions in the US	140	44	—	—	184
Agricultural production, including commercial fishing	212	27	—	1	240
Consumer loans	102	20	—	—	122
Other loans	132	12	—	—	144
Total	$24,812	$760	($142)	$31	$25,461
2025
Commercial & industrial loans	$7,387	$268	($152)	$5	$7,508
Commercial real estate:
Owner occupied properties	2,442	(171)	—	—	2,271
Non-owner occupied and multifamily properties	3,956	227	—	—	4,183
Residential real estate:
1-4 family residential properties secured by first liens	4,056	637	—	—	4,693
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	769	152	—	7	928
1-4 family residential construction loans	219	51	—	—	270
Other construction, land development and raw land loans	1,706	602	—	—	2,308
Obligations of states and political subdivisions in the US	123	12	—	—	135
Agricultural production, including commercial fishing	187	10	—	—	197
Consumer loans	71	11	(3)	3	82
Other loans	6	4	—	—	10
Total	$20,922	$1,803	($155)	$15	$22,585

Six Months Ended June 30,	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2026
Commercial & industrial loans	$6,707	($229)	($314)	$64	$6,228
Commercial real estate:
Owner occupied properties	2,207	416	—	—	2,623
Non-owner occupied and multifamily properties	4,440	746	(78)	—	5,108
Residential real estate:
1-4 family residential properties secured by first liens	5,712	785	—	—	6,497
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	1,041	261	—	6	1,308
1-4 family residential construction loans	324	(165)	—	—	159
Other construction, land development and raw land loans	2,839	9	—	—	2,848
Obligations of states and political subdivisions in the US	143	41	—	—	184
Agricultural production, including commercial fishing	202	37	—	1	240
Consumer loans	114	10	(2)	—	122
Other loans	8	136	—	—	144
Total	$23,737	$2,047	($394)	$71	$25,461
2025
Commercial & industrial loans	$5,800	$1,818	($189)	$79	$7,508
Commercial real estate:
Owner occupied properties	2,944	(673)	—	—	2,271
Non-owner occupied and multifamily properties	3,967	216	—	—	4,183
Residential real estate:
1-4 family residential properties secured by first liens	4,364	329	—	—	4,693
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	775	139	—	14	928
1-4 family residential construction loans	230	40	—	—	270
Other construction, land development and raw land loans	3,589	(1,281)	—	—	2,308
Obligations of states and political subdivisions in the US	106	29	—	—	135
Agricultural production, including commercial fishing	169	25	—	3	197
Consumer loans	71	24	(16)	3	82
Other loans	5	5	—	—	10
Total	$22,020	$671	($205)	$99	$22,585

The following table shows gross charge-offs by year of loan origination for the periods indicated:

Six Months Ended June 30,

(In Thousands)	2026	2025	2024	2023	2022	Prior	Total
2026
Commercial & industrial loans	$—	$64	$250	$—	$—	$—	$314
Consumer loans	—	—	—	2	—	—	2
Total	$—	$64	$250	$2	$78	$—	$394
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

June 30, 2026	2026	2025	2024	2023	2022	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$71,412	$96,278	$64,537	$48,738	$82,868	$76,387	$440,220
Criticized	2,940	740	3,143	5,931	476	17,765	30,995
Total commercial & industrial loans	$74,352	$97,018	$67,680	$54,669	$83,344	$94,152	$471,215

Commercial real estate:
Owner occupied properties
Pass	$35,717	$36,324	$73,217	$43,269	$62,448	$172,799	$423,774

Criticized	—	6,002	—	—	3,601	9,677	19,280
Total commercial real estate owner occupied properties	$35,717	$42,326	$73,217	$43,269	$66,049	$182,476	$443,054

Non-owner occupied and multifamily properties
Pass	$16,772	$122,905	$153,469	$67,754	$136,033	$264,311	$761,244
Criticized	—	—	—	—	1,057	7,627	8,684
Total commercial real estate non-owner occupied and multifamily properties	$16,772	$122,905	$153,469	$67,754	$137,090	$271,938	$769,928

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$57,466	$42,639	$47,485	$70,124	$31,711	$10,188	$259,613
Criticized	—	218	—	307	—	163	688
Total residential real estate 1-4 family residential properties secured by first liens	$57,466	$42,857	$47,485	$70,431	$31,711	$10,351	$260,301

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$14,683	$22,599	$17,911	$9,438	$5,837	$9,018	$79,486
Criticized	—	—	—	429	—	80	509
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$14,683	$22,599	$17,911	$9,867	$5,837	$9,098	$79,995

1-4 family residential construction loans
Pass	$10,111	$14,511	$1,770	$65	$—	$1,863	$28,320
Criticized	—	519	—	—	—	—	519
Total residential real estate 1-4 family residential construction loans	$10,111	$15,030	$1,770	$65	$—	$1,863	$28,839

Other construction, land development and raw land loans
Pass	$25,341	$61,280	$24,366	$33,650	$13,327	$9,963	$167,927
Criticized	—	—	—	—	6,277	1,452	7,729
Total other construction, land development and raw land loans	$25,341	$61,280	$24,366	$33,650	$19,604	$11,415	$175,656

Obligations of states and political subdivisions in the US
Pass	$—	$11,986	$—	$—	$27,539	$—	$39,525
Criticized	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$—	$11,986	$—	$—	$27,539	$—	$39,525

Agricultural production, including commercial fishing
Pass	$10,226	$3,207	$7,403	$8,553	$7,974	$17,883	$55,246
Criticized	—	—	587	—	—	—	587
Total agricultural production, including commercial fishing	$10,226	$3,207	$7,990	$8,553	$7,974	$17,883	$55,833

Consumer loans
Pass	$2,656	$3,278	$1,324	$1,290	$409	$915	$9,872
Criticized	—	4	—	—	1	—	5
Total consumer loans	$2,656	$3,282	$1,324	$1,290	$410	$915	$9,877

Other loans
Pass	$13,476	$—	$—	$328	$36,569	$1,732	$52,105
Criticized	—	—	—	—	—	—	—
Total other loans	$13,476	$—	$—	$328	$36,569	$1,732	$52,105

Total loans
Pass	$257,860	$415,007	$391,482	$283,209	$404,715	$565,059	$2,317,332
Criticized	2,940	7,483	3,730	6,667	11,412	36,764	68,996
Total loans	$260,800	$422,490	$395,212	$289,876	$416,127	$601,823	$2,386,328

Total pass loans	$257,860	$415,007	$391,482	$283,209	$404,715	$565,059	$2,317,332
Government guarantees	(22,728)	(10,207)	(34,346)	(5,154)	(4,293)	(27,971)	(104,699)
Total pass loans, net of government guarantees	$235,132	$404,800	$357,136	$278,055	$400,422	$537,088	$2,212,633

Total criticized loans	$2,940	$7,483	$3,730	$6,667	$11,412	$36,764	$68,996
Government guarantees	—	(64)	—	(1,970)	(2,374)	(21,982)	(26,390)
Total criticized loans, net government guarantees	$2,940	$7,419	$3,730	$4,697	$9,038	$14,782	$42,606

December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$140,717	$73,544	$61,463	$64,841	$24,046	$40,558	$405,169
Criticized	—	3,540	5,905	16,590	12,845	6,777	45,657
Total commercial & industrial loans	$140,717	$77,084	$67,368	$81,431	$36,891	$47,335	$450,826

Commercial real estate:
Owner occupied properties
Pass	$34,589	$70,158	$61,563	$67,334	$52,207	$126,589	$412,440
Criticized	6,002	—	—	3,674	—	11,041	20,717
Total commercial real estate owner occupied properties	$40,591	$70,158	$61,563	$71,008	$52,207	$137,630	$433,157

Non-owner occupied and multifamily properties
Pass	$136,992	$119,749	$68,208	$138,103	$67,826	$221,420	$752,298
Criticized	—	—	—	1,143	—	9,739	10,882
Total commercial real estate non-owner occupied and multifamily properties	$136,992	$119,749	$68,208	$139,246	$67,826	$231,159	$763,180

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$67,166	$53,573	$75,846	$33,276	$2,953	$9,684	$242,498
Criticized	—	—	514	—	—	173	687
Total residential real estate 1-4 family residential properties secured by first liens	$67,166	$53,573	$76,360	$33,276	$2,953	$9,857	$243,185

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$21,690	$18,943	$10,356	$5,820	$2,924	$6,866	$66,599
Criticized	—	—	430	—	—	87	517
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$21,690	$18,943	$10,786	$5,820	$2,924	$6,953	$67,116

1-4 family residential construction loans
Pass	$23,151	$5,946	$—	$—	$—	$9,962	$39,059
Criticized	—	—	—	—	—	—	—
Total residential real estate 1-4 family residential construction loans	$23,151	$5,946	$—	$—	$—	$9,962	$39,059

Other construction, land development and raw land loans
Pass	$53,248	$45,743	$38,772	$13,462	$9,175	$5,455	$165,855
Criticized	—	—	—	6,277	26	1,431	7,734
Total other construction, land development and raw land loans	$53,248	$45,743	$38,772	$19,739	$9,201	$6,886	$173,589

Obligations of states and political subdivisions in the US
Pass	$—	$4,569	$—	$27,864	$—	$1	$32,434
Criticized	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$—	$4,569	$—	$27,864	$—	$1	$32,434

Agricultural production, including commercial fishing
Pass	$3,142	$8,770	$7,950	$8,924	$14,908	$3,631	$47,325
Criticized	—	—	—	—	120	—	120
Total agricultural production, including commercial fishing	$3,142	$8,770	$7,950	$8,924	$15,028	$3,631	$47,445

Consumer loans
Pass	$4,757	$1,848	$1,646	$507	$32	$969	$9,759

Criticized	—	—	2	2	—	—	4
Total consumer loans	$4,757	$1,848	$1,648	$509	$32	$969	$9,763

Other loans
Pass	$—	$—	$639	$33,315	$588	$1,203	$35,745
Criticized	—	—	—	—	—	—	—
Total other loans	$—	$—	$639	$33,315	$588	$1,203	$35,745

Total loans
Pass	$485,452	$402,843	$326,443	$393,446	$174,659	$426,338	$2,209,181
Criticized	6,002	3,540	6,851	27,686	12,991	29,248	86,318
Total loans	$491,454	$406,383	$333,294	$421,132	$187,650	$455,586	$2,295,499

Total pass loans	$485,452	$402,843	$326,443	$393,446	$174,659	$426,338	$2,209,181
Government guarantees	(17,804)	(29,791)	(19,923)	(4,766)	(10,173)	(17,368)	(99,825)
Total pass loans, net of government guarantees	$467,648	$373,052	$306,520	$388,680	$164,486	$408,970	$2,109,356

Total criticized loans	$6,002	$3,540	$6,851	$27,686	$12,991	$29,248	$86,318
Government guarantees	—	—	(1,641)	(16,831)	(11,567)	(12,300)	(42,339)
Total criticized loans, net government guarantees	$6,002	$3,540	$5,210	$10,855	$1,424	$16,948	$43,979

Past Due Loans: The following tables present an aging of contractually past due loans as of the periods presented:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due Still Accruing
June 30, 2026
Commercial & industrial loans	$19	$—	$451	$470	$470,745	$471,215	$—
Commercial real estate:
Owner occupied properties	—	—	—	—	443,054	443,054	—
Non-owner occupied and multifamily properties	—	—	544	544	769,384	769,928	—
Residential real estate:
1-4 family residential properties secured by first liens	—	874	307	1,181	259,120	260,301	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	274	75	372	721	79,274	79,995	—
1-4 family residential construction loans	—	—		—	28,839	28,839	—
Other construction, land development and raw land loans	—	—	1,654	1,654	174,002	175,656	—
Obligations of states and political subdivisions in the US	—	—	—	—	39,525	39,525	—
Agricultural production, including commercial fishing	—	—	—	—	55,833	55,833	—
Consumer loans	27	4	—	31	9,846	9,877	—
Other loans	—	—	—	—	52,105	52,105	—
Total	$320	$953	$3,328	$4,601	$2,381,727	$2,386,328	$—
December 31, 2025
Commercial & industrial loans	$190	$—	$1,500	$1,690	$449,136	$450,826	$—
Commercial real estate:
Owner occupied properties	—	—	—	—	433,157	433,157	—
Non-owner occupied and multifamily properties	—	—	—	—	763,180	763,180	—
Residential real estate:
1-4 family residential properties secured by first liens	1,505	—	514	2,019	241,166	243,185	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	194	—	372	566	66,550	67,116	—
1-4 family residential construction loans	—	—	—	—	39,059	39,059	—
Other construction, land development and raw land loans	—	277	1,377	1,654	171,935	173,589	—
Obligations of states and political subdivisions in the US	—	—	—	—	32,434	32,434	—
Agricultural production, including commercial fishing	—	—	—	—	47,445	47,445	—
Consumer loans	—	2	—	2	9,761	9,763	—
Other loans	—	—	—	—	35,745	35,745	—
Total	$1,889	$279	$3,763	$5,931	$2,289,568	$2,295,499	$—

Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $21.8 million and $12.0 million at June 30, 2026 and December 31, 2025, respectively. The following table presents loans on nonaccrual status and loans on nonaccrual status for the periods presented for which there was no related ACL. All loans with no ACL are individually evaluated for credit losses in the Company's CECL methodology.

	June 30, 2026			December 31, 2025
(In Thousands)	Nonaccrual	Nonaccrual With No ACL	ACL on Nonaccrual	Nonaccrual	Nonaccrual With No ACL	ACL on Nonaccrual

Commercial & industrial loans	$8,166	$5,354	$1,248	$4,251	$1,641	$1,248
Commercial real estate:
Owner occupied properties	10,844	10,844	—	5,134	2,725	86
Non-owner occupied and multifamily properties	1,601	1,057	47	—	—	—
Residential real estate:
1-4 family residential properties secured by first liens	307	—	43	514	—	60
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	410	372	1	415	372	1
Other construction, land development and raw land loans	1,654	1,654	—	1,654	1,654	—
Total nonaccrual loans	22,982	19,281	1,339	11,968	6,392	1,395
Government guarantees on nonaccrual loans	(1,171)	(1,171)	—	—	—	—
Net nonaccrual loans	$21,811	$18,110	$1,339	$11,968	$6,392	$1,395

There was $468,000 interest on nonaccrual loans reversed through interest income during the three and six-month periods ending June 30, 2026 and no interest on nonaccrual loans reversed through interest income during the three and six-month periods ending June 30, 2025.

There was no interest earned on nonaccrual loans with a principal balance during the three and six-month periods ending June 30, 2026 and June 30, 2025. However, the Company recognized interest income of $170,000 and $45,000 in the three-month periods ending June 30, 2026 and 2025, respectively, and $238,000 and $87,000 in the six-month periods ending June 30, 2026 and 2025, respectively, related to interest collected on nonaccrual loans whose principal had been paid down to zero.

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

	Three Months Ended June 30, 2026
	Term Modification	Term and payment modifications	Total Modifications	Percentage of Class of Financing Receivable
(In Thousands)
Commercial real estate:
Non-owner occupied and multifamily properties	$—	$1,057	$1,057	0.14%
Total	$—	$1,057	$1,057	0.04%

Three Months Ended June 30, 2025
	Payment Modification	Term and payment modifications	Total Modifications	Percentage of Class of Financing Receivable
(In Thousands)
Commercial real estate:
Owner occupied properties	$—	$—	$—	—%
Total	$—	$—	$—	—%

	Six Months Ended June 30, 2026
	Term Modification	Term and payment modifications	Total Modifications	Percentage of Class of Financing Receivable
(In Thousands)
Commercial real estate:
Non-owner occupied and multifamily properties	$—	$1,057	$1,057	0.14%
Total	$—	$1,057	$1,057	0.04%

	Six Months Ended June 30, 2025
	Term Modification	Term and payment modifications	Total Modifications	Percentage of Class of Financing Receivable
(In Thousands)
Commercial real estate:
Owner occupied properties	$—	$3,252	$3,252	0.73%
Total	$—	$3,252	$3,252	0.15%

The Company has no outstanding unfunded commitments to the borrowers included in the previous table.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty as of the dates indicated:

	Three Months Ended June 30, 2026
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (months)
(In Thousands)
Commercial real estate:
Non-owner occupied and multifamily properties	—	2%	0

	Three Months Ended June 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (months)
(In Thousands)
Commercial real estate:
Non-owner occupied and multifamily properties	—	—%	0

	Six Months Ended June 30, 2026
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (months)
(In Thousands)
Commercial real estate:
Non-owner occupied and multifamily properties	$—	2%	0

	Six Months Ended June 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (months)
(In Thousands)
Commercial & industrial loans	$—	—%	33

The following table presents the amortized cost basis of loans to borrowers experiencing financial difficulty as of the dates indicated. These are loans that have been modified within twelve months of the dates indicated:

(In Thousands)	June 30, 2026	December 31, 2025
Commercial & industrial loans	$208	$142
Commercial real estate:
Owner occupied properties	3,128	3,193
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	372	372
1-4 family residential construction loans	—	—
Other construction, land development and raw land loans	1,376	1,376
Total	$6,141	$5,083

The following table presents the amortized cost basis of loans that had a payment default during the periods indicated and were modified in the twelve months before default to borrowers experiencing financial difficulty:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Term modification	Term and payment modification	Term modification	Term and payment modification
(In Thousands)
Commercial real estate:
Owner occupied properties	$—	$—	$—	$703
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	372	—	372	—
Other construction, land development and raw land loans	1,376	—	1,376	—
Total	$1,748	$—	$1,748	$703

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	Term and payment modification	Term and payment modification
(In Thousands)
Commercial real estate:
Owner occupied properties	$—	$3,252
Total	$—	$3,252

The Company monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the payment performance of loans that have been modified in the last twelve months as of the date indicated:

	June 30, 2026
	Greater Than 89 Days Past Due	Total Past Due	Current	Total
(In Thousands)
Commercial & industrial loans	$—	$—	$208	$208
Commercial real estate:
Owner occupied properties	—	—	3,128	3,128
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	372	372	—	372
Other construction, land development and raw land loans	1,376	1,376	—	1,376
Total	$1,748	$1,748	$4,393	$6,141

	June 30, 2025
	Greater Than 89 Days Past Due	Total Past Due	Current	Total
(In Thousands)
Commercial & industrial loans	$—	$—	$768	$768
Commercial real estate:
Owner occupied properties	217	217	3,251	3,468
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	372	372	—	372
Other construction, land development and raw land loans	1,490	1,490	—	1,490
Total	$2,079	$2,079	$4,019	$6,098

Upon the Company's determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

4. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of an ACL, and have a maturity of less than one year. Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal. There were no nonperforming purchased receivables as of June 30, 2026 and there was one nonperforming purchased receivable with a balance of $67,000 as of December 31, 2025 for which management was not accruing income.
The following table summarizes the components of net purchased receivables for the dates indicated:

(In Thousands)	June 30, 2026	December 31, 2025
Purchased receivables	$123,402	$101,642
Allowance for credit losses - purchased receivables	(610)	—
Total	$122,792	$101,642

The following table sets forth information regarding changes in the ACL on purchased receivables for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
Balance at beginning of period	$—	$3,695	$—	$3,649
Charge-offs	—	(281)	—	(281)
Recoveries	—	—	5	—
Charge-offs net of recoveries	—	(281)	5	(281)
Foreign currency translation adjustment	(15)	—	(15)	—
Provision for purchased receivables	625	18	620	64
Balance at end of period	$610	$3,432	$610	$3,432

5. Servicing Rights
Mortgage servicing rights
The following table details the activity in the Company's mortgage servicing rights (“MSR”) for the three and six-month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025

Balance, beginning of period	$28,426	$26,814	$27,474	$26,439
Additions for new MSR capitalized	977	1,510	2,056	2,740
Changes in fair value:
Due to changes in model inputs of assumptions (1)	(366)	(355)	97	(677)
Other (2)	(562)	(463)	(1,152)	(996)
Balance, end of period	$28,475	$27,506	$28,475	$27,506

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

The following table details information related to our serviced mortgage loan portfolio as of June 30, 2026 and December 31, 2025:

(In Thousands)	June 30, 2026	December 31, 2025

Balance of mortgage loans serviced for others	$1,659,395	$1,629,528
Weighted average rate of note	4.82%	4.77%
MSR as a percentage of serviced loans	1.72%	1.69%

    The Company recognized servicing fees of $1.6 million and $1.4 million during the three-month periods ending June 30, 2026 and 2025, respectively, and $3.2 million and $2.9 million during the six-month periods ended June 30, 2026 and 2025, respectively, which includes contractually specified servicing fees and ancillary fees as a component of other noninterest income in the Company's Consolidated Statements of Income.

    The following table outlines the weighted average key assumptions used in measuring the fair value of MSRs and the sensitivity of the current fair value of MSRs to immediate adverse changes in those assumptions as of the dates indicated. See Note 9 for additional information on key assumptions for MSR fair value determinations.

(In Thousands)	June 30, 2026	December 31, 2025

Fair value of MSRs	$28,475	$27,474
Expected weighted-average life (in years)	8.72	8.82

Key assumptions:
Constant prepayment rate[1]	10.13%	10.01%
Impact on fair value from 10% adverse change	($1,084)	($1,022)
Impact on fair value from 25% adverse change	($2,573)	($2,427)
Discount rate	10.00%	10.97%
Impact on fair value from 100 basis point increase	($1,163)	($871)
Impact on fair value from 200 basis point increase	($2,188)	($1,864)
Cost to service assumptions ($ per loan)	$81	$81
Impact on fair value from 10% adverse change	($243)	($239)
Impact on fair value from 25% adverse change	($608)	($597)
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

Commercial servicing rights
    The commercial servicing rights asset (“CSR”) has a carrying value of $2.2 million at June 30, 2026 and $2.3 million at December 31, 2025, respectively, and is included in other assets and carried at fair value on the Company's Consolidated Balance Sheets. Total commercial loans serviced for others were $280.2 million and $296.2 million at June 30, 2026 and December 31, 2025, respectively. Key assumptions used in measuring the fair value of the CSR as of June 30, 2026 and December 31, 2025 include a constant prepayment rate of 11.71% and a discount rate of 12.00%.

6. Leases

    The Company's lease commitments consist primarily of agreements to lease land and office facilities that it occupies to operate several of its retail branch locations that are classified as operating leases and are recognized on the balance sheet as right-of-use (“ROU”) assets and lease liabilities. As of June 30, 2026, the Company has operating lease ROU assets of $11.3 million and operating lease liabilities of $11.5 million. As of December 31, 2025, the Company had operating lease ROU assets of $5.9 million and operating lease liabilities of $5.9 million. The Company did not have any agreements that are classified as finance leases as of June 30, 2026 or December 31, 2025.

The Company entered into a new seven year lease for the headquarters building for Residential Mortgage, LLC (“RML”) in the first quarter of 2026. Upon commencement, the operating lease ROU assets increased $6.3 million and the operating lease liabilities increased $6.4 million.

    The following table presents additional information about the Company's operating leases for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
Lease Cost
Operating lease cost(1)	$615	$761	$1,337	$1,469
Short term lease cost(1)	73	78	143	164
Total lease cost	$688	$839	$1,480	$1,633

Other information
Operating leases - operating cash flows			$1,103	$1,371
Weighted average lease term - operating leases, in years			10.11	11.88
Weighted average discount rate - operating leases			3.89%	3.78%
(1)	Expenses are classified within occupancy expense on the Consolidated Statements of Income.

    The table below reconciles the remaining undiscounted cash flows for the next five years for each twelve-month period presented (unless otherwise indicated) and the total of the subsequent remaining years to the operating lease liabilities recorded on the balance sheet:

(In Thousands)	Operating Leases
2026 (Six months)	$1,152
2027	2,113
2028	1,878
2029	1,717
2030	1,378
Thereafter	5,834
Total minimum lease payments	$14,072
Less: amount of lease payment representing interest	(2,613)
Present value of future minimum lease payments	$11,459

7.  Derivatives
Derivatives swaps related to community banking activities: Interest rate swaps
    The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution (“counterparty”). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a “well-capitalized” institution under applicable regulatory guidelines, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $609,000 as of June 30, 2026 and $596,000 as of December 31, 2025, in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements.
    At June 30, 2026, the notional amount of interest rate swaps is made up of 27 variable to fixed rate swaps to commercial loan customers totaling $176.7 million with a fair value of negative $8.8 million and 27 fixed to variable rate swaps with a counterparty totaling $176.7 million with a fair value of $8.8 million. Changes in fair value from these 27 interest rate swaps offset each other in the three and six-month periods ending June 30, 2026. The Company recognized no fee income related to interest rate swaps in the three-month periods ending June 30, 2026 and 2025, respectively, and zero and $129,000 in fee income related to interest rate swaps in the six-month periods ending June 30, 2026 and 2025, respectively. Interest rate swap income is recorded in other operating income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
    The Company has an interest rate swap to hedge the variability in cash flows arising out of a portion of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Northrim Statutory Trust 2 (“Trust 2”) at 3.72% through its maturity date. The floating rate that the dealer pays is equal to the three month CME SOFR plus tenor spread adjustment 0.26% plus 1.37%, which reprices quarterly on the payment date. This rate was 5.30% as of June 30, 2026. The Company pledged $130,000 in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of June 30, 2026 and December 31, 2025. The fair value of this interest rate swap was $1.5 million as of both June 30, 2026 and December 31, 2025, which is included in other assets on the Consolidated Balance Sheet. Changes in the fair value of this interest rate swap are reported in other comprehensive income on the Consolidated Statements of Income. The unrealized gain, net of tax on this interest rate swap was $1.1 million as of June 30, 2026 and December 31, 2025.
Derivatives related to home mortgage banking activities: Interest rate lock commitments and retail interest rate contracts
    The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as “interest rate lock commitments”. The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as “retail interest rate contracts” in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. RML had commitments to originate mortgage loans held for sale totaling $87.0 million and $45.7 million at June 30, 2026 and December 31, 2025, respectively. The fair value of these interest rate lock commitments was $1.5 million and $923,000 at June 30, 2026 and December 31, 2025, respectively. Changes in the value of RML's interest rate derivatives are recorded in mortgage banking income on the Consolidated Statements of Income. None of these derivatives are designated as hedging instruments.

    The following table presents the fair value of derivatives not designated as hedging instruments at June 30, 2026 and December 31, 2025:

(In Thousands)	Asset Derivatives
		June 30, 2026	December 31, 2025
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$8,754	$7,999
Interest rate lock commitments	Other assets	1,519	923
Total		$10,273	$8,922

(In Thousands)	Liability Derivatives
		June 30, 2026	December 31, 2025
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$8,754	$7,999
Retail interest rate contracts	Other liabilities	76	50
Total		$8,830	$8,049
    The following table presents the net gains (losses) of derivatives not designated as hedging instruments for periods indicated below:

		Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	Income Statement Location	2026	2025	2026	2025
Retail interest rate contracts	Mortgage banking income	($61)	($26)	$9	($335)
Interest rate lock commitments	Mortgage banking income	(68)	(93)	545	787
Total		($129)	($119)	$554	$452
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

    The following table summarizes the derivatives that have a right of offset as of June 30, 2026 and December 31, 2025:

June 30, 2026				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$8,754	$—	$8,754	$—	$—	$8,754

Liability Derivatives
Interest rate swaps	$8,754	$—	$8,754	$—	$8,754	$—
Retail interest rate contracts	76	—	76	—	—	76

December 31, 2025				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$7,999	$—	$7,999	$—	$—	$7,999

Liability Derivatives
Interest rate swaps	$7,999	$—	$7,999	$—	$7,999	$—
Retail interest rate contracts	50	—	50	—	—	50

8 . Subordinated Debt

Junior Subordinated Debentures
    In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Trust 2, which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Trust 2 are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company. Trust 2 is not consolidated in the Company’s financial statements in accordance with GAAP; therefore, the Company has recorded its investment in Trust 2 as an other asset and the subordinated debentures as a liability. The debentures, which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day CME SOFR plus tenor spread adjustment 0.26% plus 1.37% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security as of December 31, 2024. The interest rate on these debentures was 5.30% at June 30, 2026 compared to 5.35% at December 31, 2025. The interest cost to the Company on these debentures was $138,000 and $155,000 in the second quarters of 2026 and 2025, respectively, and $276,000 and $309,000 in the first six months of 2026 and 2025, respectively. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2.  The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

Subordinated Notes
In November of 2025, the Company issued and sold $60.0 million in aggregate principal amount of its 6.875% Fixed-to-Floating Rate Subordinated Notes due 2035 (the “Subordinated Notes”). The Subordinated Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount. The Subordinated Notes mature on December 1, 2035 and bear interest at a fixed rate of 6.875% per year, from November 26, 2025 to, but excluding, December 1, 2030 or the date of earlier redemption, payable semi-annually in arrears. From and including December 1, 2030 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month SOFR, plus 3.48% per annum, payable quarterly in arrears. As provided in the Subordinated Notes, the interest rate on the Subordinated Notes during the applicable floating rate period may be determined based on a rate other than three-month term SOFR. The interest cost to the Company on these debentures was $1.0 million in the second quarter of 2026 and $2.1 million in the first six months of 2026. The Company incurred debt issuance costs of $1.4 million which will amortize through December 1, 2035. The amortization expense amounted to $35,000 in the second quarter of 2026 and $70,000 in the first six months of 2026. Prior to December 1, 2030, the Company may redeem the Subordinated Notes, in whole but not in part, only under certain limited circumstances set forth in the indenture governing the Subordinated Notes. On or after December 1, 2030, the Company may redeem the Subordinated Notes, in whole or in part, at its option, on any interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the Subordinated Notes being redeemed, together with any accrued and unpaid interest on the Subordinated Notes being redeemed to, but excluding, the date of redemption. The Subordinated Notes are not subject to redemption at the option of the holder. Principal and interest on the Subordinated Notes are subject to acceleration only in limited circumstances in the case of certain bankruptcy and insolvency-related events with respect to the Company. The Subordinated Notes are unsecured, subordinated obligations of the Company, are not obligations of, and are not guaranteed by, any subsidiary of the Company, and rank junior in right of payment to the Company’s current and future senior indebtedness. The Subordinated Notes are intended to qualify as Tier 2 capital of the Company for regulatory capital purposes.

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

Retail interest rate contracts: Retail interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its retail interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2026, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its retail interest rate contracts and has determined that they are not significant to the overall valuation. As a result, the Company has classified its retail interest rate contract valuations in Level 2 of the fair value hierarchy.

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

    Estimated fair values as of the periods indicated, whether or not recognized or recorded at fair value on a recurring basis in the Consolidated Balance Sheets, are as follows:

	June 30, 2026		December 31, 2025
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$172,213	$172,213	$145,906	$145,906
Investment securities available for sale	238,874	238,874	201,412	201,412
Marketable equity securities	11,315	11,315	8,392	8,392

Level 2 inputs:
Investment securities available for sale	172,770	172,770	214,451	214,451
Loans held for sale	83,272	83,272	100,323	100,323
Interest rate swaps	8,754	8,754	7,999	7,999
Interest rate swap - junior subordinated debt	1,510	1,510	1,437	1,437

Level 3 inputs:
Investment securities held to maturity	31,750	30,769	26,750	26,750
Loans	2,386,328	2,284,892	2,295,499	2,225,114
Purchased receivables, net	122,792	122,792	101,642	101,642
Interest rate lock commitments	1,519	1,519	923	912
Mortgage servicing rights	28,475	28,475	27,474	27,474
Commercial servicing rights	2,215	2,215	2,342	2,342

Financial liabilities:
Level 2 inputs:
Time deposits	$369,458	$371,304	$402,759	$405,317
Borrowings	12,581	10,078	12,805	10,361
Interest rate swaps	8,754	8,754	7,999	7,999
Retail interest rate contracts	76	76	50	50

Level 3 inputs:
Junior subordinated debentures	10,310	10,556	10,310	10,950
Subordinated debentures	58,684	57,276	58,614	58,614

    The following table sets forth the balances as of the periods indicated of assets and liabilities measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$379,789	$238,874	$140,915	$—
U.S. Agency mortgage-backed securities	4,620	—	4,620	—
Corporate bonds	1,997	—	1,997	—
Collateralized loan obligations	25,238	—	25,238	—
Total available for sale securities	$411,644	$238,874	$172,770	$—
Marketable equity securities	$11,315	$11,315	$—	$—
Total marketable equity securities	$11,315	$11,315	$—	$—
Loans held for sale	$83,272	$—	$83,272	$—
Interest rate swaps	10,264	—	10,264	—
Interest rate lock commitments	1,519	—	—	1,519
Mortgage servicing rights	28,475	—	—	28,475
Commercial servicing rights	2,215	—	—	2,215
Total other assets	$125,745	$—	$93,536	$32,209
Liabilities:
Interest rate swaps	$8,754	$—	$8,754	$—
Retail interest rate contracts	76	—	76	—
Total other liabilities	$8,830	$—	$8,830	$—
December 31, 2025
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$388,737	$201,412	$187,325	$—
U.S. Agency mortgage-backed securities	4,798	—	4,798	—
Corporate bonds	4,952	4,952	—	—
Collateralized loan obligations	22,174	—	22,174	—
Total available for sale securities	$420,661	$206,364	$214,297	$—
Marketable equity securities	$8,392	$8,392	$—	$—
Total marketable securities	$8,392	$8,392	$—	$—
Loans held for sale	$100,323	$—	$100,323	$—
Interest rate swaps	9,436	—	9,436	—
Interest rate lock commitments	923	—	—	923
Mortgage servicing rights	27,474	—	—	27,474
Commercial servicing rights	2,342	—	—	2,342
Total other assets	$140,498	$—	$109,759	$30,739
Liabilities:
Interest rate swaps	$7,999	$—	$7,999	$—
Retail interest rate contracts	50	—	50	—
Total other liabilities	$8,049	$—	$8,049	$—

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six-month periods ended June 30, 2026 and 2025:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended June 30, 2026
Interest rate lock commitments	$1,580	($646)	$5,338	($4,753)	$1,519	$1,519
Mortgage servicing rights	28,426	(928)	977	—	28,475	—
Commercial servicing rights	2,359	(159)	15	—	2,215	—
Total	$32,365	($1,733)	$6,330	($4,753)	$32,209	$1,519
Three Months Ended June 30, 2025
Interest rate lock commitments	$1,389	($553)	$4,700	($4,240)	$1,296	$1,296
Mortgage servicing rights	26,814	(818)	1,510	—	27,506	—
Commercial servicing rights	2,317	(120)	203	—	2,400	—
Total	$30,520	($1,491)	$6,413	($4,240)	$31,202	$1,296

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Six Months Ended June 30, 2026
Interest rate lock commitments	$923	($1,175)	$9,593	($7,822)	$1,519	$1,519
Mortgage servicing rights	27,474	(1,055)	2,056	—	28,475	—
Commercial servicing rights	2,342	(161)	34	—	2,215	—
Total	$30,739	($2,391)	$11,683	($7,822)	$32,209	$1,519
Six Months Ended June 30, 2025
Interest rate lock commitments	$465	($779)	$6,696	($5,086)	$1,296	$1,296
Mortgage servicing rights	26,439	(1,673)	2,740	—	27,506	—
Commercial servicing rights	2,194	(193)	399	—	2,400	—
Total	$29,098	($2,645)	$9,835	($5,086)	$31,202	$1,296

    There were no changes in unrealized gains and losses for the three and six-month periods ending June 30, 2026 and 2025 included in other comprehensive income for recurring Level 3 fair value measurements and there were no transfers between levels during the three and six-month periods ending June 30, 2026 and 2025.

    As of and for the periods ending June 30, 2026 and December 31, 2025, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis.  For loans individually measured for credit losses, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026
Loans individually measured for credit losses	$851	$—	$—	$851
Total	$851	$—	$—	$851
December 31, 2025
Loans individually measured for credit losses	$2,729	$—	$—	$2,729
Total	$2,729	$—	$—	$2,729

The following table presents the (gains) losses resulting from nonrecurring fair value adjustments for the six-month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
Loans individually measured for credit losses	($836)	$—	($53)	$—
Total loss from nonrecurring measurements	($836)	$—	($53)	$—

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
    The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at June 30, 2026 and December 31, 2025:

Financial Instrument	Valuation Technique - Recurring Basis	Unobservable Input	Range of Inputs	Weighted Average
June 30, 2026
Interest rate lock commitment	External pricing model	Pull through rate	81.32% - 100.00%	92.22%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	7.43% - 18.53%	10.13%
		Discount rate	9.50% - 10.01%	10.00%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	3.84% - 17.55%	11.71%
		Discount rate	12.00%	12.00%
December 31, 2025
Interest rate lock commitment	External pricing model	Pull through rate	86.22% - 100.00%	91.53%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	5.88% - 20.96%	10.01%
		Discount rate	9.50% - 11.00%	10.97%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	3.84% - 17.55%	11.71%
		Discount rate	12.00%	12.00%

Financial Instrument	Valuation Technique - Nonrecurring Basis	Unobservable Input	Range of Inputs	Weighted Average
June 30, 2026
Loans individually measured for credit losses	Discounted cash flow	Discount rate	10.00%	10.00%
December 31, 2025
Loans individually measured for credit losses	Discounted cash flow	Discount rate	10.00%	10.00%

10.  Segment Information
    The Company's operations are managed along three operating segments: Community Banking, Home Mortgage Lending, and Specialty Finance. The Company reevaluated our reportable operating segments in the fourth quarter of 2024 concurrent with the acquisition of Sallyport Commercial Finance, LLC (“SCF”), which resulted in the addition of the Specialty Finance segment. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of June 30, 2026, the Community Banking segment operated 21 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties, mortgage loan servicing for a portion of mortgage loans sold, and investment in certain 1-4 family residential mortgage loans on our balance sheet. The Specialty Finance segment's principal business focus is factoring, asset based lending and alternative working capital solutions to small and medium sized enterprises, and includes SCF and Northrim Funding Services, which was previously reported in the Community Banking segment prior to the acquisition of SCF.
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

    Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results for the periods presented is shown in the following tables:

	Three Months Ended June 30, 2026
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$41,124	$4,934	$1,096	$47,154
Interest expense	7,888	1,460	670	10,018
Net interest income	33,236	3,474	426	37,136
Provision for credit losses	503	279	845	1,627
Net interest income after provision for credit losses	32,733	3,195	(419)	35,509
Net realized gains on mortgage loans sold	—	5,408	—	5,408
Change in fair value of mortgage loan commitments, net	—	(202)	—	(202)
Total production revenue	—	5,206	—	5,206
Mortgage servicing revenue	—	2,568	—	2,568
Change in fair value of mortgage servicing rights:
Due to changes in model inputs of assumptions	—	(366)	—	(366)
Other	—	(562)	—	(562)
Total mortgage servicing revenue, net	—	1,640	—	1,640
Other mortgage banking revenue	—	292	—	292
Total mortgage banking income	—	7,138	—	7,138
Purchased receivable income	—	—	6,473	6,473
Other operating income	3,097	—	29	3,126
Total other operating income	3,097	7,138	6,502	16,737
Salaries and other personnel expense	12,418	6,399	1,967	20,784
Data processing expense	2,977	299	206	3,482
Occupancy expense	1,384	372	69	1,825
Professional and outside services	935	258	235	1,428
Marketing expense	640	40	6	686
Insurance expense	417	15	—	432
Compensation expense - Sallyport acquisition payments	—	—	500	500
Other operating expense	1,663	739	483	2,885
Total other operating expense	20,434	8,122	3,466	32,022
Income before provision for income taxes	15,396	2,211	2,617	20,224
Provision for income taxes	3,651	604	627	4,882
Net income	$11,745	$1,607	$1,990	$15,342

Three Months Ended June 30, 2026
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$41,124	$4,934	$1,096	$47,154
Mortgage banking income - external revenue	—	7,138	—	7,138
Mortgage banking income - intersegment revenues	—	924	—	924
Purchased receivable income	—	—	6,473	6,473
Other operating income	3,097	—	29	3,126
	44,221	12,996	7,598	64,815
Reconciliation of revenue
Elimination of intersegment revenues	—	(924)	—	(924)
Total consolidated revenues	$44,221	$12,072	$7,598	$63,891
Less:
Interest expense	7,888	1,460	670	10,018
Provision for credit losses	503	279	845	1,627
Segment gross profit	35,830	10,333	6,083	52,246

Less(1):
Salaries and other personnel expense	$12,418	$6,399	$1,967	$20,784
Data processing expense	2,977	299	206	3,482
Occupancy expense	1,384	372	69	1,825
Professional and outside services	935	258	235	1,428
Marketing expense	640	40	6	686
Insurance expense	417	15	—	432
Compensation expense - Sallyport acquisition payments	—	—	500	500
Intersegment expense	924	—	—	924
Other segment items(2)	1,663	739	483	2,885
Segment expense	21,358	8,122	3,466	32,946

Reconciliation of expense
Elimination of intersegment expense	($924)	$—	$—	(924)
Total consolidated expense	$20,434	$8,122	$3,466	$32,022

Income before provision for income taxes	$15,396	$2,211	$2,617	$20,224
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
Specialty Finance: miscellaneous operating costs related to specialty finance activities.

	Three Months Ended June 30, 2025
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$38,969	$5,048	$782	$44,799
Interest expense	8,998	1,541	668	11,207
Net interest income	29,971	3,507	114	33,592
Provision for credit losses	1,319	639	18	1,976
Net interest income after provision for credit losses	28,652	2,868	96	31,616
Net realized gains on mortgage loans sold	—	5,091	—	5,091
Change in fair value of mortgage loan commitments, net	—	(110)	—	(110)
Total production revenue	—	4,981	—	4,981
Mortgage servicing revenue	—	2,957	—	2,957
Change in fair value of mortgage servicing rights:
Due to changes in model inputs of assumptions	—	(355)	—	(355)
Other	—	(463)	—	(463)
Total mortgage servicing revenue, net	—	2,139	—	2,139
Other mortgage banking revenue	—	280	—	280
Total mortgage banking income	—	7,400	—	7,400
Purchased receivable income	—	—	5,897	5,897
Other operating income	3,268	—	75	3,343
Total other operating income	3,268	7,400	5,972	16,640
Salaries and other personnel expense	13,360	5,682	1,812	20,854
Data processing expense	2,960	270	136	3,366
Occupancy expense	1,476	556	72	2,104
Professional and outside services	634	258	221	1,113
Marketing expense	894	142	6	1,042
Insurance expense	734	21	1	756
Compensation expense - Sallyport acquisition payments	—	—	600	600
Other operating expense	1,706	664	283	2,653
Total other operating expense	21,764	7,593	3,131	32,488
Income before provision for income taxes	10,156	2,675	2,937	15,768
Provision (benefit) for income taxes	2,413	746	831	3,990
Net income	$7,743	$1,929	$2,106	$11,778

Three Months Ended June 30, 2025
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$38,969	$5,048	$782	$44,799
Mortgage banking income - external revenue	—	7,400	—	7,400
Mortgage banking income - intersegment revenues	—	914	—	914
Purchased receivable income	—	—	5,897	5,897
Other operating income	3,268	—	75	3,343
	42,237	13,362	6,754	62,353
Reconciliation of revenue
Elimination of intersegment revenues	—	(914)	—	(914)
Total consolidated revenues	$42,237	$12,448	$6,754	$61,439
Less:
Interest expense	8,998	1,541	668	11,207
Provision for credit losses	1,319	639	18	1,976
Segment gross profit	31,920	10,268	6,068	48,256

Less(1):
Salaries and other personnel expense	$13,360	$5,682	$1,812	$20,854
Data processing expense	2,960	270	136	3,366
Occupancy expense	1,476	556	72	2,104
Professional and outside services	634	258	221	1,113
Marketing expense	894	142	6	1,042
Insurance expense	734	21	1	756
Compensation expense - Sallyport acquisition payments	—	—	600	600
Intersegment expense	914	—	—	914
Other segment items(2)	1,706	664	283	2,653
Segment expense	22,678	7,593	3,131	33,402

Reconciliation of expense
Elimination of intersegment expense	($914)	$—	$—	(914)
Total consolidated expense	$21,764	$7,593	$3,131	$32,488

Income before provision for income taxes	$10,156	$2,675	$2,937	$15,768
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
Specialty Finance: miscellaneous operating costs related to specialty finance activities.

	Six Months Ended June 30, 2026
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$81,160	$9,125	$1,765	$92,050
Interest expense	16,084	2,855	1,314	20,253
Net interest income	65,076	6,270	451	71,797
Provision for credit losses	656	841	1,090	2,587
Net interest income after provision for credit losses	64,420	5,429	(639)	69,210
Net realized gains on mortgage loans sold	—	8,405	—	8,405
Change in fair value of mortgage loan commitments, net	—	518	—	518
Total production revenue	—	8,923	—	8,923
Mortgage servicing revenue	—	5,235	—	5,235
Change in fair value of mortgage servicing rights:
Due to changes in model inputs of assumptions	—	97	—	97
Other	—	(1,152)	—	(1,152)
Total mortgage servicing revenue, net	—	4,180	—	4,180
Other mortgage banking revenue	—	496	—	496
Total mortgage banking income	—	13,599	—	13,599
Purchased receivable income	—	—	12,605	12,605
Other operating income	5,513	—	(101)	5,412
Total other operating income	5,513	13,599	12,504	31,616
Salaries and other personnel expense	24,810	11,674	3,806	40,290
Data processing expense	5,813	599	375	6,787
Occupancy expense	2,949	840	140	3,929
Professional and outside services	1,766	511	310	2,587
Marketing expense	1,396	177	14	1,587
Insurance expense	801	35	—	836
Compensation expense - Sallyport acquisition payments	—	—	1,000	1,000
Other operating expense	3,289	1,487	852	5,628
Total other operating expense	40,824	15,323	6,497	62,644
Income before provision for income taxes	29,109	3,705	5,368	38,182
Provision for income taxes	6,864	1,012	1,289	9,165
Net income	$22,245	$2,693	$4,079	$29,017

Six Months Ended June 30, 2026
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$81,160	$9,125	$1,765	$92,050
Mortgage banking income - external revenue	—	13,599	—	13,599
Mortgage banking income - intersegment revenues	—	1,878	—	1,878
Purchased receivable income	—	—	12,605	12,605
Other operating income	5,513	—	(101)	5,412
	86,673	24,602	14,269	125,544
Reconciliation of revenue
Elimination of intersegment revenues	—	(1,878)	—	(1,878)
Total consolidated revenues	$86,673	$22,724	$14,269	$123,666
Less:
Interest expense	16,084	2,855	1,314	20,253
Provision for credit losses	656	841	1,090	2,587
Segment gross profit	69,933	19,028	11,865	100,826

Less(1):
Salaries and other personnel expense	$24,810	$11,674	$3,806	$40,290
Data processing expense	5,813	599	375	6,787
Occupancy expense	2,949	840	140	3,929
Professional and outside services	1,766	511	310	2,587
Marketing expense	1,396	177	14	1,587
Insurance expense	801	35	—	836
Compensation expense - Sallyport acquisition payments	—	—	1,000	1,000
Intersegment expense	1,878	—	—	1,878
Other segment items(2)	3,289	1,487	852	5,628
Segment expense	42,702	15,323	6,497	64,522

Reconciliation of expense
Elimination of intersegment expense	($1,878)	$—	$—	(1,878)
Total consolidated expense	$40,824	$15,323	$6,497	$62,644

Income before provision for income taxes	$29,109	$3,705	$5,368	$38,182
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
Specialty Finance: miscellaneous operating costs related to specialty finance activities.

	Six Months Ended June 30, 2025
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$75,542	$9,440	$1,378	$86,360
Interest expense	17,420	2,887	1,164	21,471
Net interest income	58,122	6,553	214	64,889
Provision (benefit) for credit losses	(449)	332	684	567
Net interest income after provision for credit losses	58,571	6,221	(470)	64,322
Net realized gains on mortgage loans sold	—	6,671	—	6,671
Change in fair value of mortgage loan commitments, net	—	550	—	550
Total production revenue	—	7,221	—	7,221
Mortgage servicing revenue	—	5,653	—	5,653
Change in fair value of mortgage servicing rights:		—		—
Due to changes in model inputs of assumptions	—	(677)	—	(677)
Other	—	(996)	—	(996)
Total mortgage servicing revenue, net	—	3,980	—	3,980
Other mortgage banking revenue	—	450	—	450
Total mortgage banking income	—	11,651	—	11,651
Purchased receivable income	—	—	12,047	12,047
Other operating income	5,971	—	11	5,982
Total other operating income	5,971	11,651	12,058	29,680
Salaries and other personnel expense	24,124	10,451	3,502	38,077
Data processing expense	5,630	533	307	6,470
Occupancy expense	2,858	994	141	3,993
Professional and outside services	1,195	514	519	2,228
Marketing expense	1,412	293	9	1,714
Insurance expense	1,722	44	7	1,773
Compensation expense - Sallyport acquisition payments	—	—	1,200	1,200
Other operating expense	3,404	1,254	546	5,204
Total other operating expense	40,345	14,083	6,231	60,659
Income before provision for income taxes	24,197	3,789	5,357	33,343
Provision for income taxes	5,666	1,056	1,519	8,241
Net income	$18,531	$2,733	$3,838	$25,102

Six Months Ended June 30, 2025
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Interest income	$75,542	$9,440	$1,378	$86,360
Mortgage banking income - external revenue	—	11,651	—	11,651
Mortgage banking income - intersegment revenues	—	1,356	—	1,356
Purchased receivable income	—	—	12,047	12,047
Other operating income	5,971	—	11	5,982
	81,513	22,447	13,436	117,396
Reconciliation of revenue
Elimination of intersegment revenues	—	(1,356)	—	(1,356)
Total consolidated revenues	$81,513	$21,091	$13,436	$116,040
Less:
Interest expense	17,420	2,887	1,164	21,471
Provision (benefit) for credit losses	(449)	332	684	567
Segment gross profit	64,542	17,872	11,588	94,002

Less(1):
Salaries and other personnel expense	$24,124	$10,451	$3,502	$38,077
Data processing expense	5,630	533	307	6,470
Occupancy expense	2,858	994	141	3,993
Professional and outside services	1,195	514	519	2,228
Marketing expense	1,412	293	9	1,714
Insurance expense	1,722	44	7	1,773
Compensation expense - Sallyport acquisition payments	—	—	1,200	1,200
Intersegment expense	1,356	—	—	1,356
Other segment items(2)	3,404	1,254	546	5,204
Segment expense	41,701	14,083	6,231	62,015

Reconciliation of expense
Elimination of intersegment expense	($1,356)	$—	$—	(1,356)
Total consolidated expense	$40,345	$14,083	$6,231	$60,659

Income before provision for income taxes	$24,197	$3,789	$5,357	$33,343
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
Specialty Finance: miscellaneous operating costs related to specialty finance activities.

June 30, 2026
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Total assets	$2,808,516	$400,520	$206,350	$3,415,386
Loans held for sale	$—	$83,272	$—	$83,272
Loans	$2,110,524	$260,301	$15,503	$2,386,328
Purchased receivables, net	$—	$—	$122,792	$122,792
Goodwill	$7,525	$7,492	$34,857	$49,874

December 31, 2025
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated

Total assets	$2,724,236	$390,242	$175,795	$3,290,273
Loans held for sale	$—	$100,323	$—	$100,323
Loans	$2,034,834	$243,167	$17,498	$2,295,499
Purchased receivables, net	$—	$—	$101,642	$101,642
Goodwill	$7,525	$7,492	$34,857	$49,874

11.  Subsequent Events
    On July 22, 2026, the Company announced that it entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Northrim, Whitewater Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), and PBCO Financial Corporation (“PBCO”), pursuant to which the Company will acquire PBCO in an all-stock transaction. Upon the terms and subject to the conditions set forth in the Merger Agreement, (i) PBCO will merge with and into Merger Sub, with Merger Sub surviving the merger, (ii) immediately following the merger of PBCO and Merger Sub, and as a part of a single integrated transaction, Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity, and (iii) promptly following such merger, Northrim Bank (the “Bank”) and People’s Bank of Commerce, a wholly owned subsidiary of PBCO, will merge (the “Bank Merger”), with the Bank continuing as the surviving bank. Pursuant to the terms of the Merger Agreement, PBCO shareholders will receive 1.160 shares of the Company’s common stock for each PBCO share they own. Following closing, PBCO shareholders will own approximately 21% of the outstanding common stock of the Company. The combined company will have approximately $4.2 billion in assets and will expand the Company’s banking footprint into Oregon. The closing of the merger is subject to approvals from the Federal Reserve, the FDIC, the Oregon Department of Consumer and Business Services, Division of Financial Regulation, the Alaska Department of Commerce, Community, and Economic Development, Division of Banking and Securities, the shareholders of the Company, and the shareholders of PBCO.

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
Note Regarding Forward Looking-Statements
This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements, other than statements of historical fact, regarding our financial position, business strategy, management’s plans and objectives for future operations are forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: descriptions of Northrim’s financial condition, results of operations, asset based lending volumes, asset and credit quality trends and profitability; the ability of Northrim to execute its business plans; potential further increases in interest rates; the value of securities held in our investment portfolio; the impact of the results of government shutdowns and government initiatives on the regulatory landscape, natural resource extraction industries, and capital markets; the impact of declines in the value of commercial and residential real estate markets, high unemployment rates, tariffs, inflationary pressures and slowdowns in economic growth; risks related to the proposed merger with PBCO Financial Corporation including, among others, (i) failure to complete the merger or unexpected delays related to the merger or either party’s inability to obtain regulatory, shareholder approvals, or satisfy other closing conditions required to complete the merger, (ii) regulatory approvals resulting in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction, (iii) certain restrictions during the pendency of the merger that may impact the parties’ ability to pursue certain business opportunities or strategic transactions, (iv) diversion of management’s attention from ongoing business operations and opportunities, (v) cost savings and any revenue or expense synergies from the merger may not be fully realized or may take longer than anticipated to be realized, (vi) deposit attrition, customer or employee loss, and/or revenue loss as a result of the announcement of the merger, (viii) expenses related to the merger being greater than expected, and (ix) shareholder litigation that could prevent or delay the closing of the Merger or otherwise negatively impact our business and operations; changes in banking regulation or actions by bank regulators; potential further increases in inflation, supply-chain constraints, and potential geopolitical instability, including the wars in Ukraine and Iran; financial stress on borrowers (consumers and businesses) as a result of higher rates or an uncertain economic environment; the general condition of, and changes in, the Alaska economy; our ability to maintain or expand our market share or net interest margin; the sufficiency of our allowance for credit losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to current expected credit losses accounting guidance; our ability to maintain asset quality; our ability to implement our marketing and growth strategies; our ability to identify and address cyber-security risks, including security breaches, “denial of service attacks,” “hacking,” and identity theft and increased cyber threats due to artificial intelligence; disease outbreaks; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. In addition, there are risks inherent in the banking industry relating to collectability of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report and Part I. Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, as well as in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that forward looking statements are made only as of the date of this report and that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

Recent Developments

On July 22, 2026, we announced that we, Whitewater Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), and PBCO Financial Corporation (“PBCO”), the parent company of People’s Bank of Commerce, entered into an

Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Northrim will acquire PBCO in an all-stock transaction. Upon the terms and subject to the conditions set forth in the Merger Agreement, (i) PBCO will merge with and into Merger Sub, with Merger Sub surviving the merger (the “Merger”), (ii) immediately following the merger of PBCO and Merger Sub, and as a part of a single integrated transaction, Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity (the “Subsidiary Merger”, and together with the Merger, the “Mergers”), and (iii) promptly following such merger, Northrim Bank (the “Bank”) and People’s Bank of Commerce, a wholly owned subsidiary of PBCO, will merge (the “Bank Merger”), with the Bank continuing as the surviving bank. Pursuant to the terms of the Merger Agreement, PBCO shareholders will receive 1.160 shares of Northrim common stock for each PBCO share they own. The combined company will have approximately $4.2 billion in assets and will expand Northrim’s banking footprint into Oregon. The acquisition is expected to close in the fourth quarter of 2026 or early in the first quarter of 2027, subject to satisfaction of customary closing conditions, including receipt of regulatory, and shareholder approvals. The acquisition reflects a significant strategic investment to diversify the Company’s geographic footprint and position the Company for continued growth while preserving its Alaska-based community banking identity.

Update on Economic Conditions

Alaska’s seasonally adjusted unemployment rate was 4.6% in May of 2026, compared to 4.3% for the United States, according to the Alaska Department of Labor and Workforce Development. Both rates were unchanged from April of 2026. Alaska had a total of 343,600 payroll jobs in May of 2026 in Alaska, not including uniformed military. This was consistent with May of 2025. Year over year, the private sector grew by 0.9%, while the government sector declined 2.9%. The Federal component lost 1,500 jobs, or -9.8% since May of 2025, the State of Alaska decreased -700 jobs or 2.9% and Local government decreased -0.5%. The largest private sector growth came from Oil & Gas, up 1,000 direct jobs or +11.6%. Transportation, Warehousing and Utilities grew 1,600 jobs or +5.9% and Financial Activities added 200 jobs or +1.9%.
Alaska’s seasonally adjusted aggregate personal income was $60 billion in the first quarter of 2026 according to the Federal Bureau of Economic Analysis (“BEA”). Alaska enjoyed an annual personal income improvement of 2.9% between the first quarter of 2025 and the first quarter of 2026. Based on a population estimate of 736,884 people, the per capita personal income in Alaska was $81,386. This is compared to the U.S. average of $77,816, according to the BEA, ranking Alaska 11th highest of the 50 U.S. states.

Alaska’s Gross State Product (“GSP”) in the first quarter of 2026 reached $78.8 billion according to the BEA. Alaska’s inflation adjusted “real” GSP increased 2.1% between the first quarter of 2025 and 2026. The average U.S. GDP growth rate was 2.7% for the same time period.

Alaska exported $6.7 billion in goods directly to foreign countries in 2025 according to the U.S. Census Bureau, a 13.4% increase over 2024 totals. South Korea took over the top trade spot by importing $1.1 billion in goods directly from Alaska. This was a 73% increase over 2024. South Korea imports significant quantities of fish, lead and zinc. The rapid growth came primarily from $515 million in gold and silver purchases in 2025. Australia imported over $1 billion in goods, primarily gold, zinc and lead. Australia’s growth rate in Alaska products was 30% in 2025. Japan moved up to the third spot with a 38% growth in purchases totaling $927 million in 2025. Japan has been a leading customer of a large variety of fish products from Alaska for decades and also purchases an array of minerals. China slipped from first to fourth place due to complex U.S. tariff negotiations. China’s imports from Alaska dropped 47% from $1.5 billion in 2024 to $803 million in 2025. Oil & Gas does not contribute a significant amount to international exports ($246 million in 2025) because the majority of Alaska’s production is refined and consumed within the United States.

According to the U.S. Bureau of Labor Statistics, the Consumer Price Index (“CPI”) for the U.S. increased 3.8% between April of 2025 and April of 2026. In Alaska, the rate of increase was higher at 4.3% for the same time period. The largest increases since last April came from Motor Fuel (+33.1%), Apparel (+15%), Recreation (+5.3%), and Housing (+4.8%). There were declining costs in New and Used Vehicles (-2.8%), and Education (-2%), to help moderate inflationary pressures in Alaska.

The monthly average price of Alaska North Slope (“ANS”) crude oil ranged between $76.39 a barrel in January of 2025 and $62.70 in December 2025. Prices began to rise dramatically in 2026 after conflicts began in Venezuela and Iran. ANS was priced at a monthly average price of $111.17 in April of 2026 and $114.66 a barrel in May of 2026. ANS has been earning a consistent premium over Brent and West Texas crude prices. The Alaska Department of Revenue (“DOR”) calculated ANS crude oil production was 468 thousand barrels per day (“bpd”) in Alaska’s fiscal year ending June 30, 2025. In the Fall 2025 Revenue Forecast published December 19, 2025, the DOR expects production to average 457 thousand bpd in fiscal year 2026 and 518 thousand bpd in fiscal year 2027. Over the next decade it is expected to continue to grow to 621 thousand bpd, or

33% by fiscal year 2036. This is primarily a result of new production coming on-line in and around the NPR-A region west of Prudhoe Bay. A partnership between Santos and Repsol is constructing the new Pikka field and ConocoPhillips is developing the large new Willow field. There are also several smaller new fields in Alaska’s North Slope that are contributing to the State of Alaska’s production growth estimate.

The Alaska Permanent Fund is seeded annually by the natural resource wealth the State continues to save each year and has grown significantly over 40 years of successful investment. As of May 31, 2026 the fund’s value was $92.2 billion. According to the DOR it is scheduled to contribute $3.8 billion to Alaska’s General Fund in fiscal year 2026 and $4 billion in fiscal year 2027 for general government spending and to pay the annual dividend in October to Alaskan residents.

According to the Alaska Multiple Listing Services, the average sales price of a single-family home in Anchorage rose 4.4% in 2025 to $532,339, following an increase of 6.2% in 2024 and 5.2% in 2023. This was the eighth consecutive year of price increases. In the first six months of 2026, prices are up 6.5% on average to $567,221.

The average sales price for single family homes in the Matanuska Susitna Borough rose 6.6% in 2025 to $440,217, after climbing 3.8% in 2024 and 4% in 2023. In the first half of 2026 average prices in the Matanuska Susitna Borough are up 2.9%. This continues a trend of average price increases for more than a decade in the region. These two markets represent where the majority of the Bank’s residential lending activity occurs.

The Alaska Multiple Listing Services reported a 1% increase in the number of units sold in Anchorage when comparing January to June 2026 to the same period in 2025. The number of homes sold in the Matanuska Susitna Borough in the first half of 2026 is 1.9% lower than January to June 2025.

The Board of Governors of the Federal Reserve System lowered its benchmark interest rate target to 3.50%-3.75% as of both June 30, 2026 and December 31, 2025. The prime rate of interest was 6.75% as of both June 30, 2026 and December 31, 2025.

Highlights and Summary of Performance - Second Quarter of 2026

The Company reported net income and earnings per diluted share of $15.3 million and $0.68, respectively, for the second quarter of 2026 compared to net income and earnings per diluted share of $11.8 million and $0.52, respectively, for the second quarter of 2025. The Company reported net income and earnings per diluted share of $29.0 million and $1.29, respectively, for the first six months of 2026 compared to net income and earnings per diluted share of $25.1 million and $1.12, respectively, for the first six months of 2025. The increase in net income for the second quarter of 2026 compared to the same quarter last year was mostly due to an increase in net interest income. The increase in net income for the first six months of 2026 compared to the same period a year ago was primarily due to an increase in net interest income and mortgage banking income, which were partially offset by an increase in the provision for credit losses and other operating expenses.

•Net interest margin was 4.96% for the second quarter of 2026, up 30-basis points from the second quarter a year ago.
•Portfolio loans were $2.39 billion at June 30, 2026, up 4% from December 31, 2025, primarily due to new customer relationships and expanding market share, as well as retaining certain mortgages originated by Residential Mortgage, a subsidiary of the Bank.
•Total deposits were $2.92 billion at June 30, 2026, up 4% from $2.81 billion at December 31, 2025. Non-interest bearing demand deposits increased 6% year-over-year to $826.3 million at June 30, 2026 and represent 28% of total deposits.
•The average cost of interest-bearing deposits was 1.71% at June 30, 2026, down from 2.04% at June 30, 2025.
•Average purchased receivables and loan balances for the Specialty Finance segment were $141.5 million for the second quarter of 2026, compared to average balances of $124.1 million for the second quarter of 2025.

Other financial measures for the periods indicated are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Return on average assets, annualized	1.84%	1.48%	1.77%	1.61%
Return on average shareholders' equity, annualized	17.77%	16.37%	17.20%	17.99%
Dividend payout ratio	23.91%	30.43%	25.02%	28.51%

Nonperforming assets: Nonperforming assets, net of government guarantees were $23.0 million at June 30, 2026 and $11.4 million at December 31, 2025. Other Real Estate Owned (“OREO”), net of government guarantees was $1.2 million at June 30, 2026 and zero at December 31, 2025. Repossessed assets were zero at both June 30, 2026 and December 31, 2025. Nonperforming loans, net of government guarantees increased $10.5 million or 93% to $21.8 million as of June 30, 2026 from $11.3 million as of December 31, 2025, primarily due to the addition of three loans to a single borrower in the first six months of 2026. Nonperforming purchased receivables decreased $67,000 or 100% to zero as of June 30, 2026 from $67,000 as of December 31, 2025 as a result of a paydown received on one relationship. Of the nonperforming assets, net of government guarantees at June 30, 2026, $18.6 million are attributable to the Community Banking segment, $494,000 are attributable to the Home Mortgage Lending segment, and $3.9 million are attributable to the Specialty Finance segment. The increase in nonperforming assets was primarily in the Community Banking segment and was mostly attributable to one relationship which includes both commercial real estate and commercial loans which are well-collateralized.
Potential problem assets: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual or past due. These loans are closely monitored and their performance is reviewed by management on a regular basis. All potential problem loans are individually evaluated for the purposes of establishing an allowance for credit losses. At June 30, 2026, management had identified $11.5 million potential problem loans, down from $21.2 million at December 31, 2025. This decrease is primarily due to the transfer of three loans to a single borrower to nonaccrual status, as well as paydowns which occurred in the first six months of 2026.
Summary of Critical Accounting Estimates

Our critical accounting estimates are described in detail in Part II. Item 7, Management’s Discussion and Analysis, and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the valuation techniques or assumptions within the models that affect our estimates during the second quarter of 2026.
Allowance for Credit Losses Policy: Management performs a hypothetical sensitivity analysis of our Allowance for Credit Losses (“ACL”) quarterly to understand the impact of a change in a key input on our ACL. As of June 30, 2026, if the four-quarter U.S. unemployment rate forecast had been approximately 3% higher and the four-quarter annualized growth rate in the U.S. Gross Domestic Product had been approximately 12% lower, our ACL for loans would have increased $519,000, or 2%. As of June 30, 2026, if the four-quarter national unemployment rate forecast had been approximately 29% higher and the four-quarter annualized growth rate in the U.S. Gross Domestic Product had been approximately 3% lower, which represents management's estimate of long-term mean rates for these economic factors, our ACL for loans would have increased $2.2 million, or 9%. As of June 30, 2026, if the estimated prepayment and curtailment rates are doubled (with a maximum rate of 100%), our ACL for loans would have decreased $2.1 million, or 9%. As of June 30, 2026, if the estimated prepayment and curtailment rates are cut in half, our ACL for loans would have increased $1.7 million, or 7%. These sensitivity analyses include the impact to both the quantitative and qualitative components of our ACL. Changes in quantitative inputs and qualitative loss factors may not occur in the same direction or magnitude across all segments of our loan portfolio and deterioration in some quantitative inputs and qualitative loss factors may offset improvement in others. This sensitivity analysis does not represent a change to our expectations of the economic environment but provides a hypothetical result to assess the sensitivity of the ACL to a change in a key input. This sensitivity analysis does not incorporate changes to management’s judgment of qualitative loss factors.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
    Net Income
    Net income for the second quarter of 2026 increased $3.6 million to $15.3 million as compared to $11.8 million for the same period in 2025. The increase in net income in the second quarter of 2026 as compared to the same quarter a year ago is mostly due to a $3.5 million increase in net interest income.
Net income for the first six months of 2026 increased $3.9 million to $29.0 million as compared to $25.1 million for the same period in 2025. The increase in net income in the first six months of 2026 as compared to the same period a year ago is mostly due to a $6.9 million increase in net interest income and a $1.9 million increase in mortgage banking income, which were partially offset by a $2.0 million increase in the provision for credit losses and a $2.0 million increase in other operating expenses.
Analysis of Business Segments
Our business segments are defined as Community Banking, Home Mortgage Lending, and Specialty Finance. The following table summarizes net income from our segments. Additional information about segment performance is presented in Note 10 to the Financial Statements included in Part I - Item 1 of this report.

(In Thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Community Banking	$11,745	$7,743	$22,245	$18,531
Home Mortgage Lending	1,607	1,929	2,693	2,733
Specialty Finance	1,990	2,106	4,079	3,838
Net income	$15,342	$11,778	$29,017	$25,102
Community Banking
Net income in the Community Banking segment increased $4.0 million or 52% in the second quarter of 2026 compared to the same period a year ago primarily due to an increase in net interest income, which totaled $33.2 million in the second quarter of 2026, and $30.0 million in the second quarter of 2025, as well as a decrease in other operating expenses and the provision for credit losses. Net interest income increased $3.3 million or 11% in the second quarter of 2026 as compared to the second quarter of 2025 mostly due to higher interest income on loans, investments, and deposits in banks as well as lower interest expense on deposits.
The provision for credit losses in the Community Banking segment was $503,000 in the second quarter of 2026 compared to a provision for credit losses of $1.3 million in the same quarter a year ago. The decrease to the provision for credit losses in the Community Banking segment in the second quarter of 2026 as compared to the same quarter a year ago was primarily a result of larger increases in qualitative factors in the second quarter of 2025 when adversely classified assets, net of government guarantees increased 75% to $32.1 million. Adversely classified assets, net of government guarantees are $28.9 million in the Community Banking segment at June 30, 2026.

Other operating expenses in the Community Banking segment totaled $20.4 million in the second quarter of 2026, down $1.3 million or 6% from $21.8 million in the second quarter a year ago. The decrease in the second quarter of 2026 as compared to the same quarter a year ago was mostly due to a $942,000 decrease in salaries and other personnel expense due to lower group medical claims expense and lower accruals for profit sharing and related taxes, as well as a decrease in FDIC insurance expense due to improved regulatory capital ratios and a decrease in marketing expense. These decreases were only partially offset by an increase in professional fees.

Net income in the Community Banking segment increased $3.7 million or 20% in the first six months of 2026 as compared to the same period a year ago primarily due to increases in net interest income primarily due to higher interest income due to higher earning-asset balances and higher yields. This increase was only partially offset by an increase the provision for credit losses due to higher loan balances and a higher estimated loss rate due to an increase in estimated loss rates due to trends in qualitative factors, as well as an increase in the provision for income taxes.

Home Mortgage Lending
Net income in the Home Mortgage Lending segment decreased $322,000 or 17% in the second quarter of 2026 compared to the same period a year ago primarily due to higher other operating expenses and lower mortgage servicing revenue, which was only partially offset by a decrease in the provision for credit losses in the Home Mortgage Lending segment due to lower loan growth. During the second quarter of 2026, mortgage loans funded for sale were $239.1 million, compared to $249.7 million in the second quarter of 2025.
The provision for credit losses in the Home Mortgage Lending segment was $279,000 in the second quarter of 2026 compared to a provision for credit losses of $639,000 in the second quarter of 2025. The decrease in the provision for credit losses in the second quarter of 2026 in the Home Mortgage Lending segment as compared to the same quarter a year ago was primarily a result of a lower increase in loan balances primarily due to the the sale of mortgage loans.
Other operating expenses in the Home Mortgage Lending segment totaled $8.1 million in the second quarter of 2026 compared to $7.6 million in the second quarter a year ago. The increase in the second quarter of 2026 as compared to the same quarter a year ago was mostly due to increases in salaries and other personnel expense due to higher group medical expenses.
The Arizona, Colorado, and Pacific Northwest mortgage expansion markets were responsible for 27% of Residential Mortgage's $222 million total production in the second quarter of 2026 and 22% of $216 million total production in the second quarter a year ago.

As of June 30, 2026, Northrim serviced 6,657 loans in its $1.66 billion home-mortgage-servicing portfolio, a 7% increase from the $1.55 billion serviced a year ago.

Net income in the Home Mortgage Lending segment decreased slightly, $40,000 or 1% in the first six months of 2026. An increase in other operating income due to higher mortgage loans funded for sale was offset by increases in other operating expenses primarily due to higher originator commissions and an increase in the the provision for credit losses as compared to the same period a year ago.

Specialty Finance

Net income in the Specialty Finance segment decreased $116,000 or 6% in the second quarter of 2026 compared to the same period a year ago primarily due to higher other operating expenses, which were only partially offset by increased purchased receivable balances.

Net income in the Specialty Finance segment increased $241,000 or 6% in the first six months of 2026 compared to the same period a year ago primarily due to increased purchased receivable balances, which were only partially offset by higher other operating expenses.

Average purchased receivables and loan balances for the Specialty Finance segment were $141.5 million for the second quarter of 2026, compared to average balances of $124.1 million for the second quarter of 2025.

Net Interest Income/Net Interest Margin
    Net interest income for the second quarter of 2026 increased 11% or $3.5 million, to $37.1 million as compared to $33.6 million for the second quarter of 2025. The net interest margin increased 30 basis points to 4.96% in the second quarter of 2026 as compared to 4.66% in the second quarter of 2025. The increase in net interest income in the second quarter of 2026 compared to the same period in 2025 was primarily the result of increased interest on loans, interest bearing deposits in other banks, and long term investments, as well as a decrease in interest expense on deposits and borrowings, which were only partially offset by an increase in interest expense on subordinated debentures. The increase in net interest margin in the second quarter of 2026 as compared to the same period of 2025 was primarily due to a favorable change in the mix of earning-assets towards higher loan balances as a percentage of total earning-assets, as well as a decrease in the cost of interest-bearing deposits and higher average yields on interest-earning assets.
Net interest income for the first six months of 2026 increased 11% or $6.9 million, to $71.8 million as compared to $64.9 million for the first six months of 2025. The net interest margin increased 23 basis points to 4.84% in the first six months of 2026 as compared to 4.61% in the first six months of 2025. The increase in net interest income in the first six months of 2026 compared to the same period in 2025 was primarily the result of increased interest on loans, interest bearing deposits in other banks, and long term investments, as well as a decrease in interest expense on deposits and borrowings, which were only partially offset by an increase in interest expense on subordinated debentures. The increase in net interest margin in the first six months of 2026 as compared to the same period of 2025 was primarily due to a favorable change in the mix of earning-assets towards higher loan balances as a percentage of total earning-assets and higher yields on those assets, as well as a decrease in the cost of interest-bearing liabilities.

Components of Net Interest Margin

The following table compares average balances and rates as well as margins on earning assets for the three-month periods ended June 30, 2026 and 2025. Average yields or costs are calculated on a tax-equivalent basis.

(Dollars in Thousands)	Three Months Ended June 30,
					Interest income/				Average Tax Equivalent
	Average Balances		Change		expense		Change		Yields/Costs[6]
	2026	2025	$	%	2026	2025	$	%	2026	2025	Change
Interest-bearing deposits in other banks[1]	$85,140	$27,216	$57,924	213%	$795	$515	$280	54%	3.69%	7.60%	(3.91)%
Taxable long-term investments[2]	450,388	515,916	(65,528)	(13)%	4,281	3,979	302	8%	3.79%	3.07%	0.72%
Loans held for sale	86,526	173,675	(87,149)	(50)%	1,343	2,824	(1,481)	(52)%	6.21%	6.50%	(0.29)%
Loans[3,4]	2,381,119	2,172,482	208,637	10%	41,190	37,891	3,299	9%	6.94%	6.99%	(0.05)%
Interest-earning assets[5]	3,003,173	2,889,289	113,884	4%	47,609	45,209	2,400	5%	6.35%	6.27%	0.08%
Nonearning assets	338,827	306,206	32,621	11%
Total	$3,342,000	$3,195,495	$146,505	5%

Interest-bearing demand	$1,233,708	$1,193,344	$40,364	3%	$5,070	$6,007	($937)	(16)%	1.65%	2.02%	(0.37)%
Savings deposits	244,310	250,580	(6,270)	(3)%	334	355	(21)	(6)%	0.55%	0.57%	(0.02)%
Money market deposits	200,848	192,123	8,725	5%	749	801	(52)	(6)%	1.50%	1.67%	(0.17)%
Time deposits	378,716	393,053	(14,337)	(4)%	2,624	3,141	(517)	(16)%	2.78%	3.21%	(0.43)%
Total interest-bearing deposits	2,057,582	2,029,100	28,482	1%	8,777	10,304	(1,527)	(15)%	1.71%	2.04%	(0.33)%
Borrowings	81,625	86,404	(4,779)	(6)%	1,241	903	338	37%	6.08%	4.14%	1.94%
Total interest-bearing liabilities	2,139,207	2,115,504	23,703	1%	10,018	11,207	(1,189)	(11)%	1.88%	2.12%	(0.24)%
Non-interest bearing demand deposits	786,791	737,112	49,679	7%
Other liabilities	69,661	54,320	15,341	28%
Equity	346,341	288,559	57,782	20%
Total	$3,342,000	$3,195,495	$146,505	5%
Net interest income (tax equivalent)					$37,591	$34,002	$3,589	11%
Net interest margin (tax equivalent)									5.01%	4.72%	0.29%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis					($455)	($410)	($45)	11%
Net interest income and margin, as reported					$37,136	$33,592	$3,544	11%	4.96%	4.66%	0.30%
Average loans to average interest-earning assets	79.29%	75.19%
Average loans to average total deposits	83.71%	78.54%
Average non-interest deposits to average total deposits	27.66%	26.65%
Average interest-earning assets to average interest-bearing liabilities	140.39%	136.58%

1Consists of interest bearing deposits in other banks and domestic CDs.
2Consists of investment securities available for sale, investment securities held to maturity, marketable equity securities, and investment in Federal Home Loan Bank stock.
3Interest income includes loan fees. Loan fees recognized during the period and included in the yield calculation totaled $1.4 million and $1.2 million in the second quarter of 2026 and 2025, respectively.
4Nonaccrual loans are included with a zero effective yield. Average nonaccrual loans included in the computation of the average loan balances were $16.4 million and $8.1 million in the second quarter of 2026 and 2025, respectively.

5The Company does not have any fed funds sold or securities purchased with agreements to resell to disclose as part of its total interest-earning assets in the periods presented.
6Tax-equivalent yields/costs assume a federal tax rate of 21% and state tax rate of 7.43% for a combined tax rate of 28.43%.

The following tables set forth the changes in tax equivalent net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending June 30, 2026 and 2025. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates. The Company did not have any fed funds sold or securities purchased with agreements to resell for the three-month periods ending June 30, 2026 and 2025.

(In Thousands)	Three Months Ended June 30, 2026 vs. 2025
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Short-term investments	$368	($88)	$280
Taxable long-term investments	(501)	803	302
Loans held for sale	(1,351)	(130)	(1,481)
Loans	3,610	(311)	3,299
Total interest income	$2,126	$274	$2,400

Interest Expense:
Interest-bearing demand	$197	($1,134)	($937)
Savings deposits	(10)	(11)	(21)
Money market deposits	35	(87)	(52)
Time deposits	(111)	(406)	(517)
Interest-bearing deposits	111	(1,638)	(1,527)
Borrowings	(45)	383	338
Total interest expense	$66	($1,255)	($1,189)

The following table compares average balances and rates as well as margins on earning assets for the six-month periods ended June 30, 2026 and 2025. Average yields or costs are calculated on a tax-equivalent basis.

(Dollars in Thousands)	Six Months Ended June 30,
					Interest income/				Average Tax Equivalent
	Average Balances		Change		expense		Change		Yields/Costs[6]
	2026	2025	$	%	2026	2025	$	%	2026	2025	Change
Interest-bearing deposits in other banks[1]	$104,287	$32,563	$71,724	220%	$1,940	$931	$1,009	108%	3.70%	5.77%	(2.07)%
Taxable long-term investments[2]	458,343	519,813	(61,470)	(12)%	8,288	7,849	439	6%	3.61%	3.05%	0.56%
Loans held for sale	80,369	110,301	(29,932)	(27)%	2,424	3,502	(1,078)	(31)%	6.03%	6.35%	(0.32)%
Loans[3,4]	2,343,360	2,172,950	170,410	8%	80,253	74,866	5,387	7%	6.90%	6.94%	(0.04)%
Interest-earning assets[5]	2,986,359	2,835,627	150,732	5%	92,905	87,148	5,757	7%	6.26%	6.19%	0.07%
Nonearning assets	325,195	299,848	25,347	8%
Total	$3,311,554	$3,135,475	$176,079	6%

Interest-bearing demand	$1,227,922	$1,173,057	$54,865	5%	$9,999	$11,438	($1,439)	(13)%	1.64%	1.97%	(0.33)%
Savings deposits	244,644	250,955	(6,311)	(3)%	643	717	(74)	(10)%	0.53%	0.58%	(0.05)%
Money market deposits	199,386	193,039	6,347	3%	1,477	1,608	(131)	(8)%	1.49%	1.68%	(0.19)%
Time deposits	390,363	398,869	(8,506)	(2)%	5,655	6,476	(821)	(13)%	2.92%	3.27%	(0.35)%
Total interest-bearing deposits	2,062,315	2,015,920	46,395	2%	17,774	20,239	(2,465)	(12)%	1.74%	2.02%	(0.28)%
Borrowings	81,663	61,879	19,784	32%	2,479	1,232	1,247	101%	6.10%	3.96%	2.14%
Total interest-bearing liabilities	2,143,978	2,077,799	66,179	3%	20,253	21,471	(1,218)	(6)%	1.90%	2.08%	(0.18)%
Non-interest bearing demand deposits	759,773	717,432	42,341	6%
Other liabilities	67,587	58,809	8,778	15%
Equity	340,216	281,435	58,781	21%
Total	$3,311,554	$3,135,475	$176,079	6%
Net interest income (tax equivalent)					$72,652	$65,677	$6,975	11%
Net interest margin (tax equivalent)									4.89%	4.66%	0.23%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis					($855)	($788)	($67)	9%
Net interest income and margin, as reported					$71,797	$64,889	$6,908	11%	4.84%	4.61%	0.23%
Average loans to average interest-earning assets	78.47%	76.63%
Average loans to average total deposits	83.04%	79.50%
Average non-interest deposits to average total deposits	26.92%	26.25%
Average interest-earning assets to average interest-bearing liabilities	139.29%	136.47%

1Consists of interest bearing deposits in other banks and domestic CDs.
2Consists of investment securities available for sale, investment securities held to maturity, marketable equity securities, and investment in Federal Home Loan Bank stock.
3Interest income includes loan fees. Loan fees recognized during the period and included in the yield calculation totaled $2.6 million and $2.3 million in the first six months of 2026 and 2025, respectively.
4Nonaccrual loans are included with a zero effective yield. Average nonaccrual loans included in the computation of the average loan balances were $14.8 million and $7.8 million in the first six months of 2026 and 2025, respectively.
5The Company does not have any fed funds sold or securities purchased with agreements to resell to disclose as part of its total interest-earning assets in the periods presented.
6Tax-equivalent yields/costs assume a federal tax rate of 21% and state tax rate of 7.43% for a combined tax rate of 28.43%.

The following tables set forth the changes in tax equivalent net interest income attributable to changes in volume and to changes in interest rates for the six-month periods ending June 30, 2026 and 2025. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates. The Company did not have any fed funds sold or securities purchased with agreements to resell for the six-month periods ending June 30, 2026 and 2025.

(In Thousands)	Six Months Ended June 30, 2026 vs. 2025
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Short-term investments	$1,442	($433)	$1,009
Taxable long-term investments	(1,065)	1,504	439
Loans held for sale	(895)	(183)	(1,078)
Loans	5,838	(451)	5,387
Total interest income	$5,320	$437	$5,757

Interest Expense:
Interest-bearing demand	$516	($1,955)	($1,439)
Savings deposits	(18)	(56)	(74)
Money market deposits	52	(183)	(131)
Time deposits	(136)	(685)	(821)
Interest-bearing deposits	414	(2,879)	(2,465)
Borrowings	97	1,150	1,247
Total interest expense	$511	($1,729)	($1,218)

Provision for Credit Losses
The provision or benefit for credit loss is the amount of expense or benefit that, based on our judgment, is required to maintain the ACL at an appropriate level under the Company's Current Expected Credit Losses (“CECL”) model. The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. The following table presents the major categories of credit loss expense for the six-month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
Credit loss expense on loans held for investment	$760	$1,803	$2,047	$671
Credit loss (benefit) expense on unfunded commitments	242	155	(80)	(168)
Credit loss expense on available for sale debt securities	—	—	—	—
Credit loss expense on held to maturity securities	—	—	—	—
Credit loss expense on purchased receivables	625	18	620	64
Total credit loss expense	$1,627	$1,976	$2,587	$567
The decrease to the provision for credit losses on loans in the second quarter of 2026 as compared to the same period a year ago was primarily a result of larger increases in qualitative factors in the second quarter of 2025 due to the fact that adversely classified assets, net of government guarantees increased 75% to $32.1 million. The increase to the provision for credit losses on unfunded commitments in the second quarter of 2026 as compared to the same period a year ago was primarily due to higher balances of unfunded commitments. The increase to the provision for credit losses on purchased receivables in the second quarter of 2026 as compared to the same period a year ago was primarily due to an increase in the quantitive allowance for credit losses on pooled purchased receivables due to an increase in concentration of these assets.
Fluctuations in the provision for credit losses in the future will be dependent upon changes in economic conditions and forecasts, as well as loan portfolio composition, quality, and duration.
Other Operating Income
Other operating income for the three-month period ended June 30, 2026 increased $97,000, or 1%, to $16.7 million as compared to $16.6 million for the same period in 2025, primarily due to a $576,000 increase in purchased receivable income in the second quarter of 2026 compared to the same quarter a year ago, as well as increases in bankcard fees and services charges on deposit accounts. The fair value of marketable equity securities increased $86,000 in the second quarter of 2026 compared to the same quarter a year ago. These increases were partially offset by lower mortgage banking income due to lower production and a decrease in other income mostly attributable to lower merchant fees and a decrease in the fair value of commercial servicing rights.

Other operating income for the six-month period ended June 30, 2026 increased $1.9 million, or 7%, to $31.6 million as compared to $29.7 million for the same period in 2025, primarily due to a $1.9 million increase in mortgage banking income due to higher production, as well as a $576,000 increase in purchased receivable income in the first six months of 2026 compared to the same period a year ago. Bankcard fees and services charges on deposit accounts also increased in the first six months of 2026 compared to the same period a year ago. These increases were partially offset by a decrease in other income mostly attributable to lower merchant fees and a decrease in the fair value of commercial servicing rights. The fair value of marketable equity securities decreased $120,000 in the first six months of 2026 compared to the same period a year ago.

Other Operating Expense
Other operating expense for the second quarter of 2026 decreased $466,000, or 1%, to $32.0 million as compared to $32.5 million for the same period in 2025. The decrease was primarily due to lower marketing, insurance, and occupancy expenses. These decreases were partially offset by an increase in professional and outside services and data processing expense.
Other operating expense for the six-month period ended June 30, 2026 increased $2.0 million, or 3%, to $62.6 million as compared to $60.7 million for the same period in 2025. The increase was primarily due to a $2.2 million increase in salaries and other personnel expense, as well as increases in data processing expense and professional and other outside services. These increases were partially offset by a decrease in FDIC insurance expense due to improved regulatory capital ratios.

Income Taxes
For the second quarter of 2026 and first six months of 2026, Northrim recorded a lower effective tax rate as compared to the same periods in 2025 primarily as a result of an increase in tax credits and tax exempt interest income as a percentage of pre-tax income in 2026 as compared to 2025. In the second quarter of 2026, Northrim recorded $4.9 million in state and federal income tax expense, for an effective tax rate of 24.14% compared to $4.0 million and 25.30% for the same period in 2025. In the first six months of 2026, Northrim recorded $9.2 million in state and federal income tax expense, for an effective tax rate of 24.00% compared to $8.2 million and 24.72% for the same period in 2025.

ANALYSIS OF FINANCIAL CONDITION AT JUNE 30, 2026 COMPARED TO DECEMBER 31, 2025
    Balance Sheet Overview
Investment Securities
Investment Securities include investment securities available for sale, investment securities held to maturity, and marketable equity securities, at June 30, 2026 decreased slightly to $454.7 million from $455.8 million at December 31, 2025 primarily due to maturities of available for sale securities which were only partially offset by purchases of available for sale securities during the first six months of 2026.
The table below details portfolio investment balances by portfolio investment type as of the periods indicated:

	June 30, 2026		December 31, 2025
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
	Balance	% of total	Balance	% of total
U.S. Treasury and government sponsored entities	$379,789	83.5%	$388,737	85.2%
U.S. Agency mortgage-backed securities	4,620	1.0%	4,798	1.1%
Corporate bonds	33,747	7.4%	31,702	7.0%
Collateralized loan obligations	25,238	5.6%	22,174	4.9%
Preferred stock	11,315	2.5%	8,392	1.8%
Total	$454,709		$455,803

The average estimated duration of the investment portfolio at June 30, 2026, was approximately 2.5 years, as compared to approximately 2.0 years at December 31, 2025. As of June 30, 2026, $87.0 million of available for sale securities with a weighted average yield of 1.30% are scheduled to mature in the next six months, $63.7 million with a weighted average yield of 3.15% are scheduled to mature in six months to one year, and $87.1 million with a weighted average yield of 3.75% are scheduled to mature in the following year, representing a total of $237.7 million or 8% of earning assets that are scheduled to mature in the next 24 months.

Loans and Lending Activities
The following table presents the concentration distribution of the loan portfolio, net of deferred fees and costs, as of the dates indicated:

	June 30, 2026		December 31, 2025
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial & industrial loans	$471,215	19.7%	$450,826	19.6%
Commercial real estate:
Owner occupied properties	443,054	18.6%	433,157	18.9%
Non-owner occupied and multifamily properties	769,928	32.2%	763,180	33.2%
Residential real estate:
1-4 family residential properties secured by first liens	260,301	10.9%	243,185	10.6%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	79,995	3.4%	67,116	2.9%
1-4 family residential construction loans	28,839	1.2%	39,059	1.7%
Other construction, land development and raw land loans	175,656	7.4%	173,589	7.6%
Obligations of states and political subdivisions in the US	39,525	1.7%	32,434	1.4%
Agricultural production, including commercial fishing	55,833	2.3%	47,445	2.1%
Consumer loans	9,877	0.4%	9,763	0.4%
Other loans	52,105	2.2%	35,745	1.6%
Total loans	$2,386,328		$2,295,499
Loans increased by $90.8 million, to $2.39 billion at June 30, 2026 from $2.30 billion at December 31, 2025. There were increases in nearly all loan segments, but the largest increases were in commercial and industrial loans, 1-4 family residential loans secured by first liens, other loans, and commercial real estate in the first six months of 2026.
Information about industry concentrations
The Company defines “direct exposure” to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $128.6 million, or approximately 5% of loans as of June 30, 2026 have direct exposure to the oil and gas industry as compared to $123.4 million, or approximately 5% of loans as of December 31, 2025. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $89.0 million and $88.6 million at June 30, 2026 and December 31, 2025, respectively. The portion of the Company's ACL that related to the loans with direct exposure to the oil and gas industry was estimated at $1.5 million as of June 30, 2026 and $1.6 million as of December 31, 2025.

    The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	June 30, 2026	December 31, 2025
Commercial & industrial loans	$117,248	$113,036
Commercial real estate:
Owner occupied properties	6,209	4,996
Non-owner occupied and multifamily properties	3,935	4,207
Other loans	1,161	1,203
Total	$128,553	$123,442

The Company monitors other concentrations within the loan portfolio depending on trends in the current and future estimated economic conditions. At June 30, 2026, the Company had $153.1 million, or 6% of portfolio loans, in the Accommodations sector, $133.3 million, or 6% of portfolio loans, in the Healthcare sector, $113.4 million, or 5% of portfolio loans, in the Tourism sector, $101.5 million, or 4% of portfolio loans, in the Retail sector, $94.0 million, or 4% of portfolio loans, in the Aviation (non-tourism) sector, $71.2 million, or 3% of portfolio loans, in the Fishing sector, and $64.2 million, or 3% in the Restaurant sector.

The portion of the Company's ACL that related to the loans with exposure to these industries is estimated at the following amounts as of June 30, 2026:

(In Thousands)	Tourism	Aviation (non-tourism)	Healthcare	Retail	Fishing	Restaurant	Accommodations	Total
ACL	$698	$804	$827	$915	$323	$493	$990	$5,050

Credit Quality and Nonperforming Assets

The following table sets forth information regarding our nonperforming loans and total nonperforming assets as of the periods indicated:

	June 30,	December 31,
(In Thousands)	2026	2025
Nonaccrual loans - Community Banking	$18,733	$9,066
Nonaccrual loans - Home Mortgage Lending	306	514
Nonaccrual loans - Specialty Finance	3,943	2,388
Nonaccrual loans - Total	22,982	11,968
Loans 90 days past due and accruing - Community Banking	—	—
Loans 90 days past due and accruing - Home Mortgage Lending	—	—
Loans 90 days past due and accruing - Specialty Finance	—	—
Loans 90 days past due and accruing - Total	—	—
Total nonperforming loans - Community Banking	18,733	9,066
Total nonperforming loans - Home Mortgage Lending	306	514
Total nonperforming loans - Specialty Finance	3,943	2,388
Total nonperforming loans - Total	22,982	11,968
Nonperforming loans guaranteed by gov't - Community Banking	1,171	639
Nonperforming loans guaranteed by gov't - Home Mortgage Lending	—	—
Nonperforming loans guaranteed by gov't - Specialty Finance	—	—
Nonperforming loans guaranteed by gov't - Total	1,171	639
Net nonperforming loans - Community Banking	17,562	8,427
Net nonperforming loans - Home Mortgage Lending	306	514
Net nonperforming loans - Specialty Finance	3,943	2,388
Net nonperforming loans - Total	21,811	11,329

Other real estate owned - Community Banking	1,036	—
Other real estate owned - Home Mortgage Lending	188	—
Other real estate owned - Specialty Finance	—	—
Other real estate owned - Total	1,224	—

Other real estate owned guaranteed by government - Community Banking	—	—
Other real estate owned guaranteed by government - Home Mortgage Lending	—	—
Other real estate owned guaranteed by government - Specialty Finance	—	—
Other real estate owned guaranteed by government - Total	—	—

Repossessed assets - Community Banking	—	—
Repossessed assets - Home Mortgage Lending	—	—
Repossessed assets - Specialty Finance	—	—
Repossessed assets - Total	—	—

Nonperforming purchased receivables - Specialty Finance	—	67

Net nonperforming assets - Community Banking	18,598	8,427
Net nonperforming assets - Home Mortgage Lending	494	514
Net nonperforming assets - Specialty Finance	3,943	2,455
Net nonperforming assets - Total	$23,035	$11,396

Adversely classified loans, net of gov't guarantees - Community Banking	$28,945	$29,447
Adversely classified loans, net of gov't guarantees - Home Mortgage Lending	470	687
Adversely classified loans, net of gov't guarantees - Specialty Finance	3,943	3,364
Adversely classified loans, net of gov't guarantees - Total	$33,358	$33,498

Special mention loans, net of gov't guarantees - Community Banking	$9,030	$10,481
Special mention loans, net of gov't guarantees - Home Mortgage Lending	218	—
Special mention loans, net of gov't guarantees - Specialty Finance	—	—
Special mention loans, net of gov't guarantees - Total	$9,248	$10,481

Nonperforming loans, net of government guarantees / portfolio loans	0.91%	0.49%
Nonperforming loans, net of government guarantees / portfolio loans, net of gov't guarantees	0.97%	0.53%
Nonperforming assets, net of government guarantees / total assets	0.67%	0.35%
Nonperforming assets, net of government guarantees / total assets net of gov't guarantees	0.70%	0.36%

Loans 30-89 days past due and accruing, net of government guarantees / portfolio loans	0.05%	0.07%
Loans 30-89 days past due and accruing, net of government guarantees /
portfolio loans, net of government guarantees	0.06%	0.08%

Allowance for credit losses for loans / portfolio loans	1.07%	1.03%
Allowance for credit losses for loans / portfolio loans, net of gov't guarantees	1.13%	1.10%
Allowance for credit losses for loans / nonperforming loans, net of gov't guarantees	117%	210%

Net loan charge-offs (recoveries) year-to-date - Community Banking	$72	$1,429
Net loan charge-offs (recoveries) year-to-date - Home Mortgage Lending	—	—
Net loan charge-offs (recoveries) year-to-date - Specialty Finance	250	364
Net loan charge-offs (recoveries) year-to-date - Total	$322	$1,793

Net loan charge-offs (recoveries) for the quarter / average loans, for the quarter	—%	0.02%

Net loan charge-offs (recoveries) year-to-date / average loans, year-to-date annualized	0.03%	0.08%

Allowance for credit losses for purchased receivables / purchased receivables	0.49%	—%

Net purchased receivable (recoveries) charge-offs for the quarter /
average purchased receivables, for the quarter	—%	—%

Net purchased receivable charge-offs (recoveries) year-to-date / average
purchased receivables, year-to-date annualized	(0.01)%	2.15%

Allowance for Credit Losses
The following table sets forth information regarding changes in the ACL as of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
Balance at beginning of period	$24,812	$20,922	$23,737	$22,020
Charge-offs:
Commercial & industrial loans	(64)	(152)	(314)	(189)
Commercial real estate:
Non-owner occupied and multifamily properties	(78)	—	(78)	—
Consumer loans	—	(3)	(2)	(16)
Total charge-offs	(142)	(155)	(394)	(205)
Recoveries:
Commercial & industrial loans	27	5	64	79
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	3	7	6	14
Agricultural production, including commercial fishing	1	1	1	3
Consumer loans	—	2	—	3
Total recoveries	31	15	71	99
Net (charge-offs), recoveries	(111)	(140)	(323)	(106)
Provision for credit losses	760	1,803	2,047	671
Balance at end of period	$25,461	$22,585	$25,461	$22,585
    The following table sets forth information regarding changes in the ACL for unfunded commitments as of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
Balance at beginning of period	$2,346	$1,987	$2,668	$2,310
(Benefit) provision for credit losses	242	168	(80)	(155)
Balance at end of period	$2,588	$2,155	$2,588	$2,155

The following table sets forth information regarding changes in the ACL for purchased receivables as of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
Balance at beginning of period	$—	$3,695	$—	$3,649
Charge-offs	—	(281)	—	(281)
Recoveries	—	—	5	—
Net (charge-offs), recoveries	—	(281)	5	(281)
Foreign currency translation adjustment	(15)	—	(15)	—
(Benefit) provision for purchased receivables	625	18	620	64
Balance at end of period	$610	$3,432	$610	$3,432
The ACL for loans held for investment at June 30, 2026 increased $1.7 million from December 31, 2025 primarily due to increased loan balances and an increase in qualitative factors to account for the increase in nonperforming loans, net of government guarantee. While management believes that it uses the best information available to determine the ACL, unforeseen market conditions and other events could result in adjustment to the ACL, and net income could be significantly affected if circumstances differed substantially from the assumptions used in making the final determination of the ACL.
Deposits
Deposits are the Company’s primary source of funds. Total deposits increased $105.8 million, or 4%, to $2.92 billion as of June 30, 2026 compared to $2.81 billion as of December 31, 2025, primarily due to new deposit relationships and normal seasonal fluctuations. The following table summarizes the Company's composition of deposits as of the periods indicated:

	June 30, 2026		December 31, 2025
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$826,271	28%	$721,925	26%
Interest-bearing demand	1,281,777	44%	1,242,546	44%
Savings deposits	246,617	8%	250,006	9%
Money market deposits	194,665	7%	195,793	7%
Time deposits	369,458	13%	402,759	14%
Total deposits	$2,918,788		$2,813,029
The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 87% of total deposits at June 30, 2026 and 86% of total deposits at December 31, 2025.
    The only deposit category with stated maturity dates is certificates of deposit. At June 30, 2026, the Company had $369.5 million in certificates of deposit as compared to certificates of deposit of $402.8 million at December 31, 2025. At June 30, 2026, $346.1 million, or 94%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $369.2 million, or 92%, of total certificates of deposit at December 31, 2025. The aggregate amount of certificates of deposit in amounts of $250,000 and greater at June 30, 2026 and December 31, 2025, was $183.4 million and $208.2 million, respectively. The following table sets forth the amount outstanding of deposits in amounts of $250,000 and greater by time remaining until maturity and percentage of total deposits as of June 30, 2026:

	Time Certificates of Deposit
	of $250,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$48,444	26%
Over 3 through 6 months	57,256	31%
Over 6 through 12 months	62,382	35%
Over 12 months	15,342	8%
Total	$183,424	100%

At June 30, 2026, 76% of total deposits were held in business accounts and 24% of deposit balances were held in consumer accounts. Northrim had approximately 33,000 deposit customers with an average balance of $65,000 as of June 30, 2026. Northrim had 33 customers with balances over $10 million as of June 30, 2026 which accounted for $745.7 million, or 26%, of total deposits.

Uninsured deposits totaled approximately $1.14 billion or 39% of total deposits as of June 30, 2026 compared to $1.1 billion or 38% of total deposits as of December 31, 2025. There was no unusual deposit activity during the first six months of 2026.

Borrowings
    FHLB: The Bank is a member of the Federal Home Loan Bank of Des Moines (the “FHLB”). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Bank’s assets. At June 30, 2026, our maximum borrowing line from the FHLB was approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. Based on the Company's current collateral pledged to the FHLB, less outstanding advances, the Company's borrowing line is $459.5 million as of June 30, 2026. The Company has outstanding advances of $12.6 million as of June 30, 2026 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. These advances have original terms of either 18 or 20 years with 30 year amortization periods and fixed interest rates ranging from 1.23% to 3.25%.

    Federal Reserve Bank: The Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”) is holding $70.0 million of securities as collateral to secure the Company's ability to take advances through the discount window on June 30, 2026. There were no discount window advances outstanding at either June 30, 2026 or December 31, 2025.

    Other Short-term Borrowings: The Company is subject to provisions under Alaska state law, which generally limit the amount of outstanding debt to 15% of total assets or $509.2 million at June 30, 2026 and $490.6 million at December 31, 2025.

    At June 30, 2026 and December 31, 2025, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
    Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advances noted above as of June 30, 2026 or December 31, 2025.

    Junior Subordinated Debentures
    At June 30, 2026 and December 31, 2025, the Company had trust preferred securities in the principal amount of $10 million. These securities carry an interest rate of 90-day CME SOFR plus tenor spread adjustment of 0.26% plus 1.37% per annum, adjusted quarterly. The securities have a maturity date of March 15, 2036, and are callable by the Company on or after March 15, 2011. These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations. At June 30, 2026 and December 31, 2025, the securities had an interest rate of 5.30% and 5.35%, respectively. The Company entered into an interest rate swap in the third quarter of 2017 to hedge the variability in cash flows arising out of its junior subordinated debentures, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10 million of junior subordinated debentures held under Northrim Statutory Trust 2 at 3.72% through its maturity date. Net of the impact of the interest rate swap, interest expense on these securities was $95,000 in the second quarter of 2026 and $94,000 in the second quarter of 2025. Net of the impact of the interest rate swap, interest expense on these securities was $189,000 in the first six months of 2026 and $185,000 in the first six months of 2025. The Company also had interest expense of $4,000 in the second quarter of 2026 and $5,000 in the second quarter of 2025 and $8,000 in the first six months of 2026 and $9,000 in the first six months of 2025 on common securities related to this junior subordinated debt.

Subordinated Notes
At June 30, 2026 and December 31, 2025, the Company had $60.0 million in aggregate principal amount of its 6.875% Fixed-to-Floating Rate Subordinated Notes due 2035 (the “Subordinated Notes”). The Subordinated Notes mature on December 1, 2035 and currently carry interest at a fixed rate of 6.875% per year. The interest cost to the Company on the Subordinated Notes was $1.0 million in the second quarter of 2026 and $2.1 million in the first six months of 2026. The Company incurred debt issuance costs of $1.4 million which will be amortized through December 1, 2035. The amortization expense amounted to $35,000 in the second quarter of 2026 and $70,000 in the first six months of 2026. The Subordinated Notes are intended to qualify as Tier 2 capital of the Company for regulatory capital purposes.
Liquidity and Capital Resources
    The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company. Given that the Bank currently meets, and the Bank anticipates that it will continue to meet, all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards, the Company expects to continue to receive dividends from the Bank during the remainder of 2026. Other available sources of liquidity for the bank holding company include the issuance of debt and the issuance of common or preferred stock. As of June 30, 2026, the Company has 40.0 million authorized shares of common stock, of which approximately 22.2 million are issued and outstanding, leaving approximately 17.8 million shares available for issuance. Additionally, the Company has 2.5 million authorized shares of preferred stock available for issuance.
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

The Company had cash and cash equivalents of $172.2 million, or 5% of total assets at June 30, 2026 compared to $145.9 million, or 4% of total assets as of December 31, 2025. The increase in cash and cash equivalents since the end of 2025 is primarily due to an increase in deposits. The Company had other comprehensive loss, net of tax, of $323,000 for the six-month period ending June 30, 2026 primarily due to unrealized holding gains on available for sale securities. Accumulated unrealized losses, net of income taxes on available for sale securities, which are recorded in total shareholders' equity, are $1.3 million as of June 30, 2026. Accumulated unrealized losses, net of income taxes on held to maturity securities, which are not recorded in shareholders' equity, are $702,000 as of June 30, 2026. Management does not believe that liquidation of these securities, which would result in realized losses, will occur prior to maturity of these securities. As of June 30, 2026, the weighted average maturity of available for sale securities is 2.5 years as compared to 2.0 years as of December 31, 2025. At June 30, 2026, $150.7 million available for sale securities mature within one year, $87.1 million mature within one to two years, and $84.8 million mature within two to three years. Our total unfunded commitments to fund loans and letters of credit at June 30, 2026 were $656.5 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. At June 30, 2026, certificates of deposit totaling $346.1 million are scheduled to mature over the next 12 months and may be withdrawn from the Bank. Similar to loans, we do not expect that these maturing certificates of deposit, or other non-maturity deposits, to be withdrawn from the Bank in a manner that will strain liquidity; however, unforeseen future circumstances or events may cause higher than anticipated withdrawal of deposits or draws of unfunded commitments to fund new loans. Management believes that cash requirements to fund future non-deposit and non-borrowing liabilities, including operating lease liabilities and other liabilities, as of June 30, 2026, are not material to the Company's liquidity position as of June 30, 2026.
The Company has other available sources of liquidity to fund unforeseen liquidity requirements. These include borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At June 30, 2026, our liquid assets, which include investments and loans maturing within a year, were $1.11 billion. Our funds available for borrowing under our existing lines of credit based on loans currently pledged and investments available to be pledged as collateral were $560.6 million. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient for the foreseeable future.
As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 “Financial Statements” of this report, net cash provided by operating activities was $67.3 million for the first six months of 2026, primarily due to net proceeds from the sale of loans held for sale and cash provided by net income, which was only partially offset by cash used in connection with the origination of loans held for sale. Net cash used by investing activities was $139.9 million for the same period, primarily due to an increase in loans and purchases of long term investments which were only partially offset by maturities and calls of available for sale and held to maturity securities. Net cash provided by financing activities in the first six months of 2026 was $98.9 million, primarily due to increases in deposits which were only partially offset by cash dividends paid to shareholders.
Throughout our history, the Company has periodically repurchased for cash a portion of its shares of common stock in the open market. At June 30, 2026, there are no shares remaining under the repurchase program, and we did not repurchase any shares in the second quarter of 2026. The Company currently has no plans to repurchase shares of its common stock in 2026.
Capital Requirements and Ratios
    We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of June 30, 2026, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

    The table below illustrates the capital requirements in effect for the periods noted for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain capital ratios for the Bank in 2026, exceeding the FDIC’s requirements for the “well-capitalized” classification. Some capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering and the $60 million in Subordinated Notes are included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our consolidated financial statements. These items are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $70 million more in regulatory capital than the Bank at June 30, 2026, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

June 30, 2026
Total risk-based capital	8.00%	10.00%	14.46%	13.39%
Tier 1 risk-based capital	6.00%	8.00%	11.26%	12.38%
Common equity tier 1 capital	4.50%	6.50%	10.90%	12.38%
Leverage ratio	4.00%	5.00%	9.32%	10.26%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Our assessment of market risk as of June 30, 2026 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of June 30, 2026, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding risk factors, please refer to Part I. Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as updated by the Company's periodic filings with the SEC. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. The Company believes that there has been no material change in its risk factors as previously disclosed in the Company's Form 10-K for the year ended December 31, 2025 other than as set forth below.

The Merger Agreement may be terminated in accordance with its terms and the Mergers may not be completed.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Mergers. Those conditions include, among other things: (i) approval by each of the Company’s shareholders and the PBCO shareholders of certain matters relating to the Mergers at each company’s respective special meeting; (ii) the receipt of required regulatory approvals, including the approval of the Federal Reserve, the FDIC, the Oregon Department of Consumer and Business Services, Division of Financial Regulation; and the Alaska Department of Commerce, Community, and Economic Development, Division of Banking and Securities; and (iii) the absence of any order, injunction, decree, or other law preventing or making illegal the completion of the Mergers, the Bank Merger or any of the other transactions contemplated by the Merger Agreement. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (a) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party, (b) the performance in all material respects by the other party of its obligations under the Merger Agreement and (c) the receipt by each party of an opinion from its counsel to the effect that the Mergers should qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986.

These conditions to the closing of the Mergers may not be fulfilled in a timely manner or at all, and, accordingly, the Mergers may not be completed. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, before or after the requisite shareholder approvals, or Northrim or PBCO may unilaterally elect to terminate the Merger Agreement in certain other circumstances.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Mergers.

Before the Mergers and the Bank Merger may be completed, various approvals, consents and non-objections must be obtained from the Federal Reserve, the FDIC, the Oregon Department of Consumer and Business Services, Division of Financial Regulation, the Alaska Department of Commerce, Community, and Economic Development, Division of Banking and Securities, and other regulatory authorities in the United States. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political, or community group inquiries, investigations, or opposition; or changes in legislation or the political environment generally.

The approvals that are granted may impose terms and conditions, limitations, obligations, or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the Merger Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations, or restrictions and that such conditions, limitations, obligations, or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the Mergers or otherwise reducing the anticipated benefits of the Mergers if the Mergers were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations, or restrictions will not result in the delay or abandonment of the Mergers. Additionally, the completion of the Mergers is conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the Merger Agreement.

In addition, despite the parties’ commitments to using their reasonable best efforts to comply with conditions imposed by regulators, under the terms of the Merger Agreement, neither Northrim nor PBCO, nor any of their respective subsidiaries, is permitted (without the written consent of the other party), to take any action, or commit to take any action, or agree to any condition or restriction, in connection with obtaining the required permits, consents, approvals and authorizations of governmental entities that would reasonably be expected to have a material adverse effect on the combined company and its subsidiaries, taken as a whole, after giving effect to the Mergers and the Bank Merger.

Failure to complete the Mergers could negatively impact Northrim.

If the Mergers are not completed for any reason, including as a result of Northrim shareholders or PBCO shareholders failing to approve certain matters in connection with the Mergers at each company’s respective special meeting, there may be various adverse consequences and Northrim may experience negative reactions from the financial markets and from its customers and employees. For example, Northrim’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers. Also, Northrim has devoted significant internal resources to the pursuit of the Mergers and the expected benefit of those resource allocations would be lost if the Mergers are not completed. Additionally, if the Merger Agreement is terminated, the market price of Northrim’s common stock could decline to the extent that current market prices reflect a market assumption that the Mergers will be beneficial and will be completed. Northrim also could be subject to litigation related to any failure to complete the Mergers or to proceedings commenced against Northrim to perform its obligations under the Merger Agreement.

Combining Northrim and PBCO may be more difficult, costly or time-consuming than expected, and Northrim may fail to realize the anticipated benefits of the Mergers.

Northrim and PBCO have operated and, until the completion of the Mergers, will continue to operate independently. The success of the Mergers, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate the businesses of Northrim and PBCO in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits and cost savings of the Mergers. The loss of key employees could adversely affect Northrim’s ability to successfully conduct its business, which could have an adverse effect on Northrim’s financial results and the value of its common stock. If Northrim experiences difficulties with the integration process, the anticipated benefits of the Mergers may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause Northrim or PBCO to lose customers or cause customers to remove their accounts from Northrim or PBCO and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Northrim and PBCO during this transition period and for an undetermined period after completion of the Mergers on the combined company. In addition, the actual cost savings of the Mergers could be less than anticipated.

The combined company may be unable to retain Northrim and/or PBCO personnel successfully after the Mergers are completed.

The success of the Mergers will depend in part on the combined company’s ability to retain the talent and dedication of key employees currently employed by Northrim and PBCO. It is possible that these employees may decide not to remain with Northrim or PBCO, as applicable, while the Mergers are pending or with the combined company after the Mergers are consummated. If Northrim and PBCO are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, Northrim and PBCO could face disruptions in their operations, loss of existing customers, loss of key information, expertise, or know-how and unanticipated additional recruitment costs. In addition, following the Mergers, if key employees terminate their employment, the combined company’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the combined company’s business to suffer. Northrim and PBCO also may not be able to locate or retain suitable replacements for any key employees who leave either company.

Northrim will be subject to business uncertainties and contractual restrictions while the Mergers are pending.

Uncertainty about the effect of the Mergers on employees and customers may have an adverse effect on Northrim. These uncertainties may impair Northrim’s ability to attract, retain and motivate key personnel until the Mergers are completed, and could cause customers and others that deal with Northrim to seek to change existing business relationships with Northrim. In addition, subject to certain exceptions, Northrim has agreed to operate its business in the ordinary course prior to closing in all material respects. These restrictions may prevent Northrim from pursuing attractive business opportunities that may arise prior to the completion of the Mergers.

Northrim has incurred and is expected to incur substantial costs related to the Mergers and integration.

Both Northrim and PBCO will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. These costs include legal, financial advisory, accounting, consulting, and other advisory fees, retention, severance and employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs, closing, integration, and other related costs. Some of these costs are payable by Northrim regardless of whether or not the Mergers are completed.

Shareholder litigation related to the Mergers could prevent or delay the completion of the Mergers, result in the payment of damages or otherwise negatively impact the business and operations of Northrim.

Shareholders may bring claims in connection with the proposed Mergers and, among other remedies, may seek damages or an injunction preventing the Mergers from closing. If any plaintiff were successful in obtaining an injunction prohibiting Northrim or PBCO from completing the Mergers or any other transactions contemplated by the Merger Agreement, then such injunction may delay or prevent the effectiveness of the Mergers and could result in costs to Northrim, including costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the Mergers. Further, such lawsuits and the defense or settlement of any such lawsuits may have an adverse effect on the financial condition and results of operations of Northrim.

The Merger Agreement limits Northrim’s ability to pursue acquisition proposals.

The Merger Agreement prohibits Northrim from soliciting, initiating, knowingly encouraging, or knowingly facilitating certain third-party acquisition proposals. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of Northrim from considering or proposing such an acquisition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) There were no stock repurchases by the Company during the three-month period ending June 30, 2026.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

10.1	First Amendment to Northrim BanCorp, Inc. 2025 Stock Incentive Plan (Incorporated by reference to Exhibit D to the Company’s Proxy Statement filed with the SEC on April 14, 2026).
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page for the Company's Quarterly Report on 10-Q for the quarter ended June 30, 2026 - formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NORTHRIM BANCORP, INC.

July 31, 2026	By	/s/ Michael G. Huston
Michael G. Huston
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

July 31, 2026	By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)