Form 10-Q
period 2026-09-30
NORTHRIM BANCORP INC
filed 2026-10-30
CIK 1163370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_____to____
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
☐ Yes  ☒ No
The number of shares of the issuer’s Common Stock, par value $0.25 per share, outstanding at October 30, 2026 was 22,244,766.

PART I. FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the consolidated financial statements, accompanying notes and other relevant information included in Northrim BanCorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
NORTHRIM BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2026	December 31, 2025
(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$38,914	$36,042
Interest bearing deposits in other banks	202,916	109,864
Marketable equity securities	13,013	8,392
Investment securities available for sale, at fair value	432,822	420,661
Investment securities held to maturity, at amortized cost	37,750	26,750
Investment in Federal Home Loan Bank stock	7,113	6,764
Loans held for sale	136,702	100,323
Loans	2,400,627	2,295,499
Allowance for credit losses, loans	(33,293)	(23,737)
Net loans	2,367,334	2,271,762
Purchased receivables, net	102,243	101,642
Mortgage servicing rights, at fair value	31,730	27,474
Other real estate owned, net	1,778	—
Premises and equipment, net	41,166	39,692
Operating lease right-of-use assets	11,966	5,911
Goodwill	49,874	49,874
Other intangible assets, net	950	950
Other assets	103,761	84,172
Total assets	$3,580,032	$3,290,273
LIABILITIES
Deposits:
Demand	$833,681	$721,925
Interest-bearing demand	1,368,015	1,242,546
Savings	271,048	250,006
Money market	200,183	195,793
Certificates of deposit	378,355	402,759
Total deposits	3,051,282	2,813,029
Borrowings	81,496	81,729
Operating lease liabilities	12,145	5,941
Other liabilities	78,998	63,030
Total liabilities	3,223,921	2,963,729
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.25 par value, 40,000,000 shares authorized, 22,244,766 and 22,111,637 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	5,561	5,528
Additional paid-in capital	11,264	10,822
Retained earnings	341,970	309,575
Accumulated other comprehensive (loss) income, net of tax	(2,684)	619
Total shareholders' equity	356,111	326,544
Total liabilities and shareholders' equity	$3,580,032	$3,290,273
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Per Share Data)	2026	2025	2026	2025
Interest and Dividend Income
Interest and fees on loans and loans held for sale	$43,424	$41,142	$125,729	$119,131
Interest on investment securities available for sale	3,780	2,723	9,997	8,701
Dividends on marketable equity securities	205	124	542	415
Interest on investment securities held to maturity	502	473	1,460	1,419
Dividends on Federal Home Loan Bank stock	163	192	456	417
Interest on deposits in other banks	1,089	1,324	3,029	2,255
Total Interest and Dividend Income	49,163	45,978	141,213	132,338
Interest Expense
Interest expense on deposits	9,032	10,139	26,806	30,378
Interest expense on borrowings	82	399	240	1,445
Interest expense on subordinated debentures	1,162	94	3,483	280
Total Interest Expense	10,276	10,632	30,529	32,103
Net Interest Income	38,887	35,346	110,684	100,235
Provision for credit losses	7,724	1,716	10,311	2,283
Net Interest Income After Provision for Credit Losses	31,163	33,630	100,373	97,952
Other Operating Income
Mortgage banking income	8,746	7,273	22,345	18,924
Purchased receivable income	6,695	7,269	19,300	19,316
Gain on sale VISA shares	1,945	—	1,945	—
Bankcard fees	1,475	1,229	3,893	3,456
Service charges on deposit accounts	1,010	796	2,733	2,199
Gain on sale by Pacific Wealth Advisors	292	14,211	292	14,211
Unrealized gain (loss) on marketable equity securities	(291)	80	(383)	108
Other income	890	381	2,253	2,705
Total Other Operating Income	20,762	31,239	52,378	60,919
Other Operating Expense
Salaries and other personnel expense	20,703	19,432	60,993	57,509
Data processing expense	3,728	3,240	10,515	9,710
Occupancy expense	1,902	1,921	5,831	5,914
Professional and outside services	2,297	1,112	4,884	3,340
Marketing expense	629	508	2,216	2,222
Compensation expense - Sallyport acquisition payments	500	600	1,500	1,800
Insurance expense	412	802	1,248	2,575
OREO expense, net rental income and gains on sale	108	(16)	222	(11)
Other expense	2,900	2,701	8,414	7,900
Total Other Operating Expense	33,179	30,300	95,823	90,959
Income Before Provision for Income Taxes	18,746	34,569	56,928	67,912
Provision for income taxes	4,338	7,504	13,503	15,745
Net Income	$14,408	$27,065	$43,425	$52,167
Earnings Per Share, Basic	$0.64	$1.23	$1.95	$2.36
Earnings Per Share, Diluted	$0.63	$1.20	$1.92	$2.32
Weighted Average Common Shares Outstanding, Basic	22,244,766	22,090,668	22,218,807	22,085,968
Weighted Average Common Shares Outstanding, Diluted	22,577,649	22,502,680	22,566,138	22,466,554
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
2010

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2026	2025	2026	2025
Net income	$14,408	$27,065	$43,425	$52,167
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized holding (losses) gains arising during the period	($4,200)	$2,505	($5,351)	$9,107
Derivatives and hedging activities:
Unrealized holding gains (losses) arising during the period	579	(60)	653	(403)
Foreign currency translation income	6	(127)	60	23
Income tax expense related to net unrealized losses (gains)	1,029	(695)	1,335	(2,474)
Other comprehensive (loss) income, net of tax	(2,586)	1,623	(3,303)	6,253
Comprehensive income	$11,822	$28,688	$40,122	$58,420

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
 See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(Continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of Tax	Total
	Number of Shares	Par Value
(In Thousands)
Balance as of January 1, 2026	22,112	$5,528	$10,822	$309,575	$619	$326,544
Cash dividend on common stock ($0.16 per share)	—	—	—	(3,590)	—	(3,590)
Stock-based compensation expense	—	—	310	—	—	310
Exercise of stock options and vesting of restricted stock units, net	133	33	(769)	—	—	(736)
Other comprehensive loss, net of tax	—	—	—	—	(394)	(394)
Net income	—	—	—	13,675	—	13,675
Balance as of March 31, 2026	22,245	$5,561	$10,363	$319,660	$225	$335,809
Cash dividend on common stock ($0.16 per share)	—	—	—	(3,608)	—	(3,608)
Stock-based compensation expense	—	—	394	—	—	394
Other comprehensive loss, net of tax	—	—	—	—	(323)	(323)
Net income	—	—	—	15,342	—	15,342
Balance as of June 30, 2026	22,245	$5,561	$10,757	$331,394	($98)	$347,614
Cash dividend on common stock ($0.17 per share)	—	—	—	(3,832)	—	(3,832)
Stock-based compensation expense	—	—	507	—	—	507
Other comprehensive loss, net of tax	—	—	—	—	(2,586)	(2,586)
Net income	—	—	—	14,408	—	14,408
Balance as of September 30, 2026	22,245	$5,561	$11,264	$341,970	($2,684)	$356,111
See notes to consolidated financial statements

NORTHRIM BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In Thousands)	2026	2025
Operating Activities:
Net income	$43,425	$52,167
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and amortization of premises and equipment	2,560	2,660
Depreciation of debt issuance costs	104	—
Amortization of investment security premium, net of discount accretion	(438)	43
Unrealized (gain) loss on marketable equity securities	383	(108)
Deferred tax expense	1,733	—
Stock-based compensation	1,211	922
Deferred loan fees and amortization, net of costs	(198)	671
Provision for credit losses	10,311	2,283
Additions to home mortgage servicing rights carried at fair value	(3,728)	(4,280)
Change in fair value of home mortgage servicing rights carried at fair value	(528)	2,923
Change in fair value of commercial servicing rights carried at fair value	169	257
Gain on sale of loans	(12,066)	(11,481)
Proceeds from the sale of loans held for sale	567,209	635,967
Origination of loans held for sale	(551,489)	(576,413)
Gain on sale by Pacific Wealth Advisors	(292)	(14,211)
Net changes in assets and liabilities:
Increase in accrued interest receivable	(1,443)	(1,349)
Decrease in other assets	(12,344)	16,426
Increase (decrease) in other liabilities	8,929	(1,889)
Net Cash Provided by Operating Activities	53,508	104,588
Investing Activities:
Investment in securities:
Purchases of investment securities available for sale	(205,984)	(54,660)
Purchases of marketable equity securities	(5,006)	—
Purchases of FHLB stock	(1,765)	(22,031)
Purchases of investment securities held to maturity	(21,000)	—
Proceeds from calls/maturities of securities available for sale	188,912	123,176
Proceeds from calls of marketable equity securities	—	481
Proceeds from calls/maturities of securities held to maturity	10,000	—
Proceeds from redemption of FHLB stock	1,416	20,925
Increase in purchased receivables, net	(983)	(34,021)
Increase in loans, net	(215,263)	(191,145)
Proceeds from the sale of loans	68,655	—
Gain on sale of loans	(32)	—
Sallyport Commercial Finance, LLC acquisition, net of cash received	—	144
Purchases of premises and equipment	(4,034)	(3,249)
Net Cash (Used) by Investing Activities	(185,084)	(160,380)
Financing Activities:
Increase in deposits	238,253	226,274
(Decrease) increase in borrowings	(338)	(10,129)
Proceeds from the issuance of common stock	483	207
Cash dividends paid	(10,898)	(10,604)
Net Cash Provided by Financing Activities	227,500	205,748
Net Change in Cash and Cash Equivalents	95,924	149,956
Cash and Cash Equivalents at Beginning of Period	145,906	62,736
Cash and Cash Equivalents at End of Period	$241,830	$212,692

Supplemental Information:
Income taxes paid	$10,123	$9,695
Interest paid	$29,219	$32,207
Noncash commitments to invest in Low Income Housing Tax Credit Partnerships	$—	$13,407
Transfer of loans to other real estate owned	$1,778	$—
Non-cash lease liability arising from obtaining right of use assets	$6,325	$—
Cash dividends declared but not paid	$132	$145

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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company determined that it operates in three primary operating segments: Community Banking, Home Mortgage Lending, and Specialty Finance. The Company has evaluated subsequent events and transactions for potential recognition or disclosure. Operating results for the interim period ended September 30, 2026 are not necessarily indicative of the results anticipated for the year ending December 31, 2026. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818) ("ASU 2026-02"). The amendments establish recognition, measurement, presentation, and disclosure requirements for environmental credits and environmental credit obligations. ASU 2026-02 is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2026-02 and does not currently expect the adoption to have a material impact on its consolidated financial statements.

2. Investment Securities
Marketable Equity Securities
The Company held marketable equity securities with fair values of $13.0 million at September 30, 2026 and $8.4 million at December 31, 2025, respectively. The realized and unrealized gains (losses) recognized on marketable equity securities in other operating income in the Company's Consolidated Statements of Income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2026	2025	2026	2025
Unrealized (loss) gain on marketable equity securities	($291)	$80	($383)	$108
Total	($291)	$80	($383)	$108

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

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2026
Securities available for sale
U.S. Treasury and government sponsored entities	$403,823	$4	($5,892)	$—	$397,935
U.S. Agency mortgage-backed securities	4,521	—	(124)		4,397
Collateralized loan obligations	30,502	20	(32)	—	30,490
Total securities available for sale	$438,846	$24	($6,048)	$—	$432,822

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2026
Securities held to maturity
Corporate bonds	$37,750	$143	($721)	$—	$37,172
Total securities held to maturity	$37,750	$143	($721)	$—	$37,172

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2025
Securities available for sale
U.S. Treasury and government sponsored entities	$389,391	$1,717	($2,371)	$—	$388,737
U.S. Agency mortgage-backed securities	4,797	1	—		4,798
Corporate bonds	5,003	—	(51)	—	4,952
Collateralized loan obligations	22,141	33	—	—	22,174
Total securities available for sale	$421,332	$1,751	($2,422)	$—	$420,661

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2025
Securities held to maturity
Corporate bonds	$26,750	$426	($578)	$—	$26,598
Total securities held to maturity	$26,750	$426	($578)	$—	$26,598

Gross unrealized losses on available for sale securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2026 and December 31, 2025 were as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2026
Securities available for sale
U.S. Treasury and government sponsored entities	$293,873	($5,138)	$94,187	($754)	$388,060	($5,892)
Collateralized loan obligations	8,968	(32)	—	—	8,968	(32)
Mortgage-backed securities	4,397	(124)	—	—	4,397	(124)
Total	$307,238	($5,294)	$94,187	($754)	$401,425	($6,048)
Securities Held to Maturity
Corporate bonds	$4,957	($43)	$11,072	($678)	$16,029	($721)
Total	$4,957	($43)	$11,072	($678)	$16,029	($721)

December 31, 2025
Securities available for sale
U.S. Treasury and government sponsored entities	$19,992	($8)	$236,387	($2,363)	$256,379	($2,371)
Corporate bonds	—	—	4,592	(51)	4,592	(51)
Total	$19,992	($8)	$240,979	($2,414)	$260,971	($2,422)
Securities Held to Maturity
Corporate bonds	$—	$—	$11,172	($578)	$11,172	($578)
Total	$—	$—	$11,172	($578)	$11,172	($578)

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

At September 30, 2026, the Company had 45 available for sale securities in an unrealized loss position without an ACL that have been in a loss position for less than twelve months. There were 10 available for sale securities without an ACL with unrealized losses at September 30, 2026 that have been in a loss position for more than twelve months. At September 30, 2026, the Company had two held to maturity securities in an unrealized loss position without an ACL that have been in a loss position for more than twelve months. There was one held to maturity securities without an ACL with an unrealized loss at September 30, 2026 that had been in a loss position for less than twelve months. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2026, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, primarily changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company's Consolidated Statements of Income.

At September 30, 2026 and December 31, 2025, carrying amounts of $244.1 million and $210.3 million in securities were pledged for deposits and borrowings, respectively.

The amortized cost and estimated fair values of available for sale and held to maturity debt securities at September 30, 2026, are distributed by contractual maturity as shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
September 30, 2026
U.S. Treasury and government sponsored entities
Within 1 year	$129,693	$128,952
1-5 years	274,130	268,983
Total	$403,823	$397,935
U.S. Agency mortgage-backed securities
5-10 years	$4,521	$4,397
Total	$4,521	$4,397
Corporate bonds
1-5 years	$15,000	$15,128
5-10 years	22,750	22,044
Total	$37,750	$37,172
Collateralized loan obligations
1-5 years	$502	$506
Over 10 years	30,000	29,984
Total	$30,502	$30,490

There were no proceeds from sales of investment securities for the three and nine-month periods ending September 30, 2026 and 2025.
A summary of interest income for the three and nine-month periods ending September 30, 2026 and 2025, on available for sale investment securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2026	2025	2026	2025
U.S. Treasury and government sponsored entities	$3,371	$2,224	$8,788	$6,963
U.S. Agency mortgage-backed securities	56	61	172	114
Other	353	438	1,037	1,624
Total taxable interest income	$3,780	$2,723	$9,997	$8,701
Total tax-exempt interest income	$—	$—	$—	$—
Total	$3,780	$2,723	$9,997	$8,701

3.  Loans and Allowance for Credit Losses
Loans Held for Sale
Loans held for sale are comprised entirely of 1-4 family residential mortgage loans as of September 30, 2026 and December 31, 2025. The Company designates loans held for sale as either carried at fair value or the lower of cost or fair value at loan level at origination.
Loans Held for Investment
The following table presents amortized cost and unpaid principal balance of loans, categorized by the segments used in the Company's CECL methodology to assess credit risk, for the periods indicated:

	September 30, 2026			December 31, 2025
(In Thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial & industrial loans	$480,606	$482,685	($2,079)	$450,826	$453,153	($2,327)
Commercial real estate:
Owner occupied properties	455,883	457,827	(1,944)	433,157	435,050	(1,893)
Non-owner occupied and multifamily properties	826,579	831,170	(4,591)	763,180	767,617	(4,437)
Residential real estate:
1-4 family residential properties secured by first liens	239,968	240,018	(50)	243,185	243,167	18
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	86,426	85,450	976	67,116	66,470	646
1-4 family residential construction loans	32,354	32,539	(185)	39,059	39,311	(252)
Other construction, land development and raw land loans	126,858	128,484	(1,626)	173,589	175,261	(1,672)
Obligations of states and political subdivisions in the US	16,784	16,949	(165)	32,434	32,433	1
Agricultural production, including commercial fishing	58,981	59,259	(278)	47,445	47,682	(237)
Consumer loans	12,018	11,887	131	9,763	9,659	104
Other loans	64,170	64,325	(155)	35,745	35,860	(115)
Total	2,400,627	2,410,593	(9,966)	2,295,499	2,305,663	(10,164)
Allowance for credit losses	(33,293)			(23,737)
Net loans	$2,367,334	$2,410,593	($9,966)	$2,271,762	$2,305,663	($10,164)
The difference between the amortized cost and unpaid principal balance is net deferred origination fees totaling $10.0 million at September 30, 2026 and $10.2 million at December 31, 2025.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $10.0 million and $9.6 million at September 30, 2026 and December 31, 2025, respectively, and is included in other assets in the Consolidated Balance Sheets.

Allowance for Credit Losses
The table below presents activity in the ACL related to loans held for investment for the periods indicated.

Three Months Ended September 30,	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2026
Commercial & industrial loans	$6,228	$8,526	$—	$—	$14,754
Commercial real estate:
Owner occupied properties	2,623	31	—	—	2,654
Non-owner occupied and multifamily properties	5,108	532	—	—	5,640
Residential real estate:
1-4 family residential properties secured by first liens	6,497	(577)	—	—	5,920
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	1,308	59	—	3	1,370
1-4 family residential construction loans	159	33	—	—	192
Other construction, land development and raw land loans	2,848	(742)	—	—	2,106
Obligations of states and political subdivisions in the US	184	(107)	—	—	77
Agricultural production, including commercial fishing	240	11	—	1	252
Consumer loans	122	61	(35)	1	149
Other loans	144	35	—	—	179
Total	$25,461	$7,862	($35)	$5	$33,293
2025
Commercial & industrial loans	$7,508	$1,199	($1,300)	$105	$7,512
Commercial real estate:
Owner occupied properties	2,271	92	—	30	2,393
Non-owner occupied and multifamily properties	4,183	179	—	—	4,362
Residential real estate:
1-4 family residential properties secured by first liens	4,693	271	—	—	4,964
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	928	76	—	5	1,009
1-4 family residential construction loans	270	12	—	—	282
Other construction, land development and raw land loans	2,308	113	—	—	2,421
Obligations of states and political subdivisions in the US	135	(3)	—	—	132
Agricultural production, including commercial fishing	197	(9)	—	1	189
Consumer loans	82	38	(34)	1	87
Other loans	10	(4)	—	—	6
Total	$22,585	$1,964	($1,334)	$142	$23,357

Nine Months Ended September 30,	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
	(In Thousands)
2026
Commercial & industrial loans	$6,707	$8,296	($314)	$65	$14,754
Commercial real estate:
Owner occupied properties	2,207	447	—	—	2,654
Non-owner occupied and multifamily properties	4,440	1,278	(78)	—	5,640
Residential real estate:
1-4 family residential properties secured by first liens	5,712	208	—	—	5,920
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	1,041	320	—	9	1,370
1-4 family residential construction loans	324	(132)	—	—	192
Other construction, land development and raw land loans	2,839	(733)	—	—	2,106
Obligations of states and political subdivisions in the US	143	(66)	—	—	77
Agricultural production, including commercial fishing	202	48	—	2	252
Consumer loans	114	71	(37)	1	149
Other loans	8	171	—	—	179
Total	$23,737	$9,908	($429)	$77	$33,293
2025
Commercial & industrial loans	$5,800	$3,017	($1,489)	$184	$7,512
Commercial real estate:
Owner occupied properties	2,944	(581)	—	30	2,393
Non-owner occupied and multifamily properties	3,967	395	—	—	4,362
Residential real estate:
1-4 family residential properties secured by first liens	4,364	600	—	—	4,964
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	775	215	—	19	1,009
1-4 family residential construction loans	230	52	—	—	282
Other construction, land development and raw land loans	3,589	(1,168)	—	—	2,421
Obligations of states and political subdivisions in the US	106	26	—	—	132
Agricultural production, including commercial fishing	169	16	—	4	189
Consumer loans	71	62	(50)	4	87
Other loans	5	1	—	—	6
Total	$22,020	$2,635	($1,539)	$241	$23,357

The following table shows gross charge-offs by year of loan origination for the periods indicated:

Nine Months Ended September 30,

(In Thousands)	2026	2025	2024	2023	2022	Prior	Total
2026
Commercial & industrial loans	$—	$64	$250	$—	$—	$—	$314
Commercial real estate:
Non-owner occupied and multifamily properties	—	—	—	—	78	—	78
Consumer loans	6	5	—	2	1	23	37
Total	$6	$69	$250	$2	$79	$23	$429
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

September 30, 2026	2026	2025	2024	2023	2022	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$87,564	$89,466	$62,851	$59,851	$67,194	$66,343	$433,269
Criticized	3,138	20,064	3,123	5,638	241	15,133	47,337
Total commercial & industrial loans	$90,702	$109,530	$65,974	$65,489	$67,435	$81,476	$480,606

Commercial real estate:

Owner occupied properties
Pass	$55,933	$38,368	$70,947	$42,893	$61,509	$170,359	$440,009
Criticized	—	5,953	—	—	470	9,451	15,874
Total commercial real estate owner occupied properties	$55,933	$44,321	$70,947	$42,893	$61,979	$179,810	$455,883

Non-owner occupied and multifamily properties
Pass	$38,971	$137,358	$157,876	$77,763	$145,309	$261,000	$818,277
Criticized	—	—	—	—	801	7,501	8,302
Total commercial real estate non-owner occupied and multifamily properties	$38,971	$137,358	$157,876	$77,763	$146,110	$268,501	$826,579

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$36,869	$66,305	$35,328	$63,032	$27,345	$9,691	$238,570
Criticized	—	217	724	297	—	160	1,398
Total residential real estate 1-4 family residential properties secured by first liens	$36,869	$66,522	$36,052	$63,329	$27,345	$9,851	$239,968

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$23,969	$21,546	$18,048	$9,569	$5,104	$7,869	$86,105
Criticized	—	68	—	56	—	197	321
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$23,969	$21,614	$18,048	$9,625	$5,104	$8,066	$86,426

1-4 family residential construction loans
Pass	$17,743	$7,333	$464	$62	$—	$6,233	$31,835
Criticized	—	519	—	—	—	—	519
Total residential real estate 1-4 family residential construction loans	$17,743	$7,852	$464	$62	$—	$6,233	$32,354

Other construction, land development and raw land loans
Pass	$35,454	$49,747	$11,986	$9,197	$3,141	$9,607	$119,132
Criticized	—	—	—	—	6,277	1,449	7,726
Total other construction, land development and raw land loans	$35,454	$49,747	$11,986	$9,197	$9,418	$11,056	$126,858

Obligations of states and political subdivisions in the US
Pass	$—	$14,311	$—	$—	$2,473	$—	$16,784
Criticized	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$—	$14,311	$—	$—	$2,473	$—	$16,784

Agricultural production, including commercial fishing
Pass	$14,802	$3,154	$8,570	$8,239	$8,086	$16,130	$58,981
Criticized	—	—	—	—	—	—	—
Total agricultural production, including commercial fishing	$14,802	$3,154	$8,570	$8,239	$8,086	$16,130	$58,981

Consumer loans
Pass	$5,759	$2,814	$1,043	$1,189	$368	$829	$12,002
Criticized	—	1	—	14	—	1	16
Total consumer loans	$5,759	$2,815	$1,043	$1,203	$368	$830	$12,018

Other loans
Pass	$14,043	$—	$—	$981	$47,153	$1,993	$64,170
Criticized	—	—	—	—	—	—	—
Total other loans	$14,043	$—	$—	$981	$47,153	$1,993	$64,170

Total loans
Pass	$331,107	$430,402	$367,113	$272,776	$367,682	$550,054	$2,319,134
Criticized	3,138	26,822	3,847	6,005	7,789	33,892	81,493
Total loans	$334,245	$457,224	$370,960	$278,781	$375,471	$583,946	$2,400,627

Total pass loans	$331,107	$430,402	$367,113	$272,776	$367,682	$550,054	$2,319,134
Government guarantees	(25,119)	(8,300)	(28,200)	(3,990)	(4,047)	(27,168)	(96,824)

Total pass loans, net of government guarantees	$305,988	$422,102	$338,913	$268,786	$363,635	$522,886	$2,222,310

Total criticized loans	$3,138	$26,822	$3,847	$6,005	$7,789	$33,892	$81,493
Government guarantees	—	(64)	—	(1,912)	—	(19,711)	(21,687)
Total criticized loans, net government guarantees	$3,138	$26,758	$3,847	$4,093	$7,789	$14,181	$59,806

December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
	(In Thousands)
Commercial & industrial loans
Pass	$140,717	$73,544	$61,463	$64,841	$24,046	$40,558	$405,169
Criticized	—	3,540	5,905	16,590	12,845	6,777	45,657
Total commercial & industrial loans	$140,717	$77,084	$67,368	$81,431	$36,891	$47,335	$450,826

Commercial real estate:
Owner occupied properties
Pass	$34,589	$70,158	$61,563	$67,334	$52,207	$126,589	$412,440
Criticized	6,002	—	—	3,674	—	11,041	20,717
Total commercial real estate owner occupied properties	$40,591	$70,158	$61,563	$71,008	$52,207	$137,630	$433,157

Non-owner occupied and multifamily properties
Pass	$136,992	$119,749	$68,208	$138,103	$67,826	$221,420	$752,298
Criticized	—	—	—	1,143	—	9,739	10,882
Total commercial real estate non-owner occupied and multifamily properties	$136,992	$119,749	$68,208	$139,246	$67,826	$231,159	$763,180

Residential real estate:
1-4 family residential properties secured by first liens
Pass	$67,166	$53,573	$75,846	$33,276	$2,953	$9,684	$242,498
Criticized	—	—	514	—	—	173	687
Total residential real estate 1-4 family residential properties secured by first liens	$67,166	$53,573	$76,360	$33,276	$2,953	$9,857	$243,185

1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens
Pass	$21,690	$18,943	$10,356	$5,820	$2,924	$6,866	$66,599
Criticized	—	—	430	—	—	87	517
Total residential real estate 1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	$21,690	$18,943	$10,786	$5,820	$2,924	$6,953	$67,116

1-4 family residential construction loans
Pass	$23,151	$5,946	$—	$—	$—	$9,962	$39,059
Criticized	—	—	—	—	—	—	—
Total residential real estate 1-4 family residential construction loans	$23,151	$5,946	$—	$—	$—	$9,962	$39,059

Other construction, land development and raw land loans
Pass	$53,248	$45,743	$38,772	$13,462	$9,175	$5,455	$165,855
Criticized	—	—	—	6,277	26	1,431	7,734
Total other construction, land development and raw land loans	$53,248	$45,743	$38,772	$19,739	$9,201	$6,886	$173,589

Obligations of states and political subdivisions in the US
Pass	$—	$4,569	$—	$27,864	$—	$1	$32,434
Criticized	—	—	—	—	—	—	—
Total obligations of states and political subdivisions in the US	$—	$4,569	$—	$27,864	$—	$1	$32,434

Agricultural production, including commercial fishing
Pass	$3,142	$8,770	$7,950	$8,924	$14,908	$3,631	$47,325
Criticized	—	—	—	—	120	—	120
Total agricultural production, including commercial fishing	$3,142	$8,770	$7,950	$8,924	$15,028	$3,631	$47,445

Consumer loans
Pass	$4,757	$1,848	$1,646	$507	$32	$969	$9,759
Criticized	—	—	2	2	—	—	4
Total consumer loans	$4,757	$1,848	$1,648	$509	$32	$969	$9,763

Other loans
Pass	$—	$—	$639	$33,315	$588	$1,203	$35,745
Criticized	—	—	—	—	—	—	—
Total other loans	$—	$—	$639	$33,315	$588	$1,203	$35,745

Total loans
Pass	$485,452	$402,843	$326,443	$393,446	$174,659	$426,338	$2,209,181
Criticized	6,002	3,540	6,851	27,686	12,991	29,248	86,318
Total loans	$491,454	$406,383	$333,294	$421,132	$187,650	$455,586	$2,295,499

Total pass loans	$485,452	$402,843	$326,443	$393,446	$174,659	$426,338	$2,209,181
Government guarantees	(17,804)	(29,791)	(19,923)	(4,766)	(10,173)	(17,368)	(99,825)
Total pass loans, net of government guarantees	$467,648	$373,052	$306,520	$388,680	$164,486	$408,970	$2,109,356

Total criticized loans	$6,002	$3,540	$6,851	$27,686	$12,991	$29,248	$86,318
Government guarantees	—	—	(1,641)	(16,831)	(11,567)	(12,300)	(42,339)
Total criticized loans, net government guarantees	$6,002	$3,540	$5,210	$10,855	$1,424	$16,948	$43,979

Past Due Loans: The following tables present an aging of contractually past due loans as of the periods presented:

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due Still Accruing
September 30, 2026
Commercial & industrial loans	$20,000	$—	$469	$20,469	$460,137	$480,606	$—
Commercial real estate:
Owner occupied properties	—	5,953	—	5,953	449,930	455,883	—
Non-owner occupied and multifamily properties	—	—	—	—	826,579	826,579	—
Residential real estate:
1-4 family residential properties secured by first liens	42	329	724	1,095	238,873	239,968	724
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	220	187	—	407	86,019	86,426	—
1-4 family residential construction loans	785	—		785	31,569	32,354	—
Other construction, land development and raw land loans	26	—	1,654	1,680	125,178	126,858	—
Obligations of states and political subdivisions in the US	—	—	—	—	16,784	16,784	—
Agricultural production, including commercial fishing	—	—	—	—	58,981	58,981	—
Consumer loans	11	—	—	11	12,007	12,018	—
Other loans	—	—	—	—	64,170	64,170	—
Total	$21,084	$6,469	$2,847	$30,400	$2,370,227	$2,400,627	$724
December 31, 2025
Commercial & industrial loans	$190	$—	$1,500	$1,690	$449,136	$450,826	$—
Commercial real estate:
Owner occupied properties	—	—	—	—	433,157	433,157	—
Non-owner occupied and multifamily properties	—	—	—	—	763,180	763,180	—
Residential real estate:
1-4 family residential properties secured by first liens	1,505	—	514	2,019	241,166	243,185	—
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	194	—	372	566	66,550	67,116	—
1-4 family residential construction loans	—	—	—	—	39,059	39,059	—
Other construction, land development and raw land loans	—	277	1,377	1,654	171,935	173,589	—
Obligations of states and political subdivisions in the US	—	—	—	—	32,434	32,434	—
Agricultural production, including commercial fishing	—	—	—	—	47,445	47,445	—
Consumer loans	—	2	—	2	9,761	9,763	—
Other loans	—	—	—	—	35,745	35,745	—
Total	$1,889	$279	$3,763	$5,931	$2,289,568	$2,295,499	$—

Nonaccrual loans: Nonaccrual loans net of government guarantees totaled $40.1 million and $12.0 million at September 30, 2026 and December 31, 2025, respectively. The following table presents loans on nonaccrual status and loans on nonaccrual status for the periods presented for which there was no related ACL. All loans with no ACL are individually evaluated for credit losses in the Company's CECL methodology.

	September 30, 2026			December 31, 2025
(In Thousands)	Total Nonaccrual	Nonaccrual With No ACL	ACL on Nonaccrual	Total Nonaccrual	Nonaccrual With No ACL	ACL on Nonaccrual

Commercial & industrial loans	$27,378	$4,891	$10,134	$4,251	$1,641	$1,248
Commercial real estate:
Owner occupied properties	9,971	9,971	—	5,134	2,725	86
Non-owner occupied and multifamily properties	1,318	—	517	—	—	—
Residential real estate:
1-4 family residential properties secured by first liens	297	—	11	514	—	60
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	35	—	1	415	372	1
Other construction, land development and raw land loans	1,654	1,654	—	1,654	1,654	—
Other loans	1	—	—	—	—	—
Total nonaccrual loans	40,654	16,516	10,663	11,968	6,392	1,395
Government guarantees on nonaccrual loans	(598)	(598)	—	—	—	—
Net nonaccrual loans	$40,056	$15,918	$10,663	$11,968	$6,392	$1,395

There was $753,000 interest on nonaccrual loans reversed through interest income during the three-month period ending September 30, 2026 and $1.2 million interest on nonaccrual loans reversed through interest income during the nine-month period ending September 30, 2026. There was no interest on nonaccrual loans reversed through interest income during the three and nine-month periods ending September 30, 2025.

There was no interest earned on nonaccrual loans with a principal balance during the three and nine-month periods ending September 30, 2026 and September 30, 2025. However, the Company recognized interest income of $64,000 and $45,000 in the three-month periods ending September 30, 2026 and 2025, respectively, and $302,000 and $87,000 in the nine-month periods ending September 30, 2026 and 2025, respectively, related to interest collected on nonaccrual loans whose principal had been paid down to zero.

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

	Three Months Ended September 30, 2026
	Term Modification	Term and payment modifications	Total Modifications	Percentage of Class of Financing Receivable
(In Thousands)
Commercial & industrial loans	$—	$3,331	$3,331	0.69%
Commercial real estate:
Owner occupied properties	—	5,953	5,953	1.31%
Total	$—	$9,284	$9,284	0.39%

Three Months Ended September 30, 2025
	Payment Modification	Term and payment modifications	Total Modifications	Percentage of Class of Financing Receivable
(In Thousands)
Commercial real estate:
Owner occupied properties	$—	$—	$—	—%
Total	$—	$—	$—	—%

	Nine Months Ended September 30, 2026
	Term Modification	Term and payment modifications	Total Modifications	Percentage of Class of Financing Receivable
(In Thousands)
Commercial & industrial loans	$—	$3,331	$3,331	0.69%
Commercial real estate:
Owner occupied properties	—	5,953	5,953	1.31%
Non-owner occupied and multifamily properties	—	801	801	0.10%
Total	$—	$10,085	$10,085	0.42%

	Nine Months Ended September 30, 2025
	Term Modification	Term and payment modifications	Total Modifications	Percentage of Class of Financing Receivable
(In Thousands)
Commercial real estate:
Owner occupied properties	$—	$3,252	$3,252	0.74%
Total	$—	$3,252	$3,252	0.15%

The Company has no outstanding unfunded commitments to the borrowers included in the previous table.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty as of the dates indicated:

	Three Months Ended September 30, 2026
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (months)
(In Thousands)
Commercial & industrial loans	$—	—%	24
Commercial real estate:
Owner occupied properties	$—	—%	0

	Three Months Ended September 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (months)
(In Thousands)
Commercial real estate:
Owner occupied properties	$—	—%	0

	Nine Months Ended September 30, 2026
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (months)
(In Thousands)
Commercial & industrial loans	$—	—%	24
Commercial real estate:
Owner occupied properties	$—	—%	0
Non-owner occupied and multifamily properties	$—	2%	0

	Nine Months Ended September 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (months)
(In Thousands)
Commercial real estate:
Owner occupied properties	$—	—%	33

The following table presents the amortized cost basis of loans to borrowers experiencing financial difficulty as of the dates indicated. These are loans that have been modified within twelve months of the dates indicated:

(In Thousands)	September 30, 2026	December 31, 2025
Commercial & industrial loans	$3,331	$142
Commercial real estate:
Owner occupied properties	5,953	3,193
Non-owner occupied and multifamily properties	801	—
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	372
Other construction, land development and raw land loans	1,377	1,376
Total	$11,462	$5,083

The following table presents the amortized cost basis of loans that had a payment default during the periods indicated and were modified in the twelve months before default to borrowers experiencing financial difficulty:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Term modification	Term and payment modification	Term modification	Term and payment modification
(In Thousands)
Commercial real estate:
Owner occupied properties	$—	$—	$—	$703
Non-owner occupied and multifamily properties	—	801	—	801
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	—	—	372	—
Other construction, land development and raw land loans	1,376	—	1,376	—
Total	$1,376	$801	$1,748	$1,504

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Term and payment modification	Term and payment modification
(In Thousands)
Commercial real estate:
Owner occupied properties	$3,230	$3,230
Total	$3,230	$3,230

The Company monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the payment performance of loans that have been modified in the last twelve months as of the date indicated:

	September 30, 2026
	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total
(In Thousands)
Commercial & industrial loans	$—	$—	$—	$3,331	$3,331
Commercial real estate:
Owner occupied properties	5,953	—	5,953	—	5,953
Non-owner occupied and multifamily properties	—	—	—	801	801
Other construction, land development and raw land loans	—	1,377	1,377	—	1,377
Total	$5,953	$1,377	$7,330	$4,132	$11,462

	September 30, 2025
	Greater Than 89 Days Past Due	Total Past Due	Current	Total
(In Thousands)
Commercial & industrial loans	$—	$—	$150	$150
Commercial real estate:
Owner occupied properties	—	—	3,230	3,230
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	372	372	—	372
Other construction, land development and raw land loans	1,413	1,413	—	1,413
Total	$1,785	$1,785	$3,380	$5,165

Upon the Company's determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

4. Purchased Receivables
Purchased receivables are carried at their principal amount outstanding, net of an ACL, and have a maturity of less than one year. Income on purchased receivables is accrued and recognized on the principal amount outstanding using an effective interest method except when management believes doubt exists as to the collectability of the income or principal. There were two nonperforming purchased receivables with a balance of $382,000 as of September 30, 2026 and there was one nonperforming purchased receivable with a balance of $67,000 as of December 31, 2025 for which management was not accruing income.

The following table summarizes the components of net purchased receivables for the dates indicated:

(In Thousands)	September 30, 2026	December 31, 2025
Purchased receivables	$102,619	$101,642
Allowance for credit losses - purchased receivables	(376)	—
Total	$102,243	$101,642

The following table sets forth information regarding changes in the ACL on purchased receivables for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2026	2025	2026	2025
Balance at beginning of period	$610	$3,432	$—	$3,649
Adjustment related to PCD collections payable to sellers[1]	—	(1,513)	—	(1,513)
Charge-offs	—	—	—	(281)
Recoveries	—	20	5	20
Charge-offs net of recoveries	—	20	5	(261)
Foreign currency translation adjustment	5	—	(15)	—
Provision (benefit) for purchased receivables	(239)	(15)	386	49
Balance at end of period	$376	$1,924	$376	$1,924
1Represents a reduction in the ACL on a PCD purchased receivable acquired in 2024 in connection with the acquisition of Sallyport Commercial Finance, LLC (“SCF”). Collections received during the period presented above are contractually payable to the sellers under the purchase agreement if collected within one year of the acquisition of SCF. Accordingly, the decrease in the allowance was offset by the recognition of a liability to the sellers, and no benefit was recognized in the provision for credit losses.

5. Servicing Rights
Mortgage servicing rights
The following table details the activity in the Company's mortgage servicing rights (“MSR”) for the three and nine-month periods ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2026	2025	2026	2025
Balance, beginning of period	$28,475	$27,506	$27,474	$26,439
Additions for new MSR capitalized	1,672	1,540	3,728	4,280
Changes in fair value:
Due to changes in model inputs of assumptions (1)	2,275	(638)	2,372	(1,315)
Other (2)	(692)	(612)	(1,844)	(1,608)
Balance, end of period	$31,730	$27,796	$31,730	$27,796

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

The following table details information related to our serviced mortgage loan portfolio as of September 30, 2026 and December 31, 2025:

(In Thousands)	September 30, 2026	December 31, 2025
Balance of mortgage loans serviced for others	$1,703,168	$1,629,528
Weighted average rate of note	4.87%	4.77%
MSR as a percentage of serviced loans	1.86%	1.69%

    The Company recognized servicing fees of $1.6 million and $1.5 million during the three-month periods ending September 30, 2026 and 2025, respectively, and $4.8 million and $4.4 million during the nine-month periods ended September 30, 2026 and 2025, respectively, which includes contractually specified servicing fees and ancillary fees as a component of other noninterest income in the Company's Consolidated Statements of Income.

    The following table outlines the weighted average key assumptions used in measuring the fair value of MSRs and the sensitivity of the current fair value of MSRs to immediate adverse changes in those assumptions as of the dates indicated. See Note 9 for additional information on key assumptions for MSR fair value determinations.

(In Thousands)	September 30, 2026	December 31, 2025
Fair value of MSRs	$31,730	$27,474
Expected weighted-average life (in years)	9.55	8.82

Key assumptions:
Constant prepayment rate[1]	9.05%	10.01%
Impact on fair value from 10% adverse change	($1,116)	($1,022)
Impact on fair value from 25% adverse change	($3,430)	($2,427)
Discount rate	10.00%	10.97%
Impact on fair value from 100 basis point increase	($1,277)	($871)
Impact on fair value from 200 basis point increase	($2,453)	($1,864)
Cost to service assumptions ($ per loan)	$81	$81
Impact on fair value from 10% adverse change	($252)	($239)
Impact on fair value from 25% adverse change	($630)	($597)
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

Commercial servicing rights
    The commercial servicing rights asset (“CSR”) has a carrying value of $2.2 million at September 30, 2026 and $2.3 million at December 31, 2025, and is included in other assets and carried at fair value on the Company's Consolidated Balance Sheets. Total commercial loans serviced for others were $279.6 million and $296.2 million at September 30, 2026 and December 31, 2025, respectively. Key assumptions used in measuring the fair value of the CSR as of September 30, 2026 and December 31, 2025 include a constant prepayment rate of 11.71% and a discount rate of 12.00%.

6. Leases

    The Company's lease commitments consist primarily of agreements to lease land and office facilities that it occupies to operate several of its retail branch locations that are classified as operating leases and are recognized on the balance sheet as right-of-use (“ROU”) assets and lease liabilities. As of September 30, 2026, the Company has operating lease ROU assets of $12.0 million and operating lease liabilities of $12.1 million. As of December 31, 2025, the Company had operating lease ROU assets of $5.9 million and operating lease liabilities of $5.9 million. The Company did not have any agreements that are classified as finance leases as of September 30, 2026 or December 31, 2025.

The Company entered into a new seven year lease for the headquarters building for its subsidiary, Residential Mortgage, LLC (“RML”), in the first quarter of 2026. Upon commencement, the operating lease ROU assets increased $6.3 million and the operating lease liabilities increased $6.4 million.

    The following table presents additional information about the Company's operating leases for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2026	2025	2026	2025
Lease Cost
Operating lease cost(1)	$594	$795	$1,931	$2,264
Short term lease cost(1)	57	42	200	206
Total lease cost	$651	$837	$2,131	$2,470

Other information
Operating leases - operating cash flows			$1,685	$2,052
Weighted average lease term - operating leases, in years			10.05	12.40
Weighted average discount rate - operating leases			4.09%	3.83%
(1)	Expenses are classified within occupancy expense on the Consolidated Statements of Income.

    The table below reconciles the remaining undiscounted cash flows for the next five years for each twelve-month period presented (unless otherwise indicated) and the total of the subsequent remaining years to the operating lease liabilities recorded on the balance sheet:

(In Thousands)	Operating Leases
2026 (Three months)	$605
2027	2,293
2028	2,062
2029	1,897
2030	1,519
Thereafter	6,582
Total minimum lease payments	$14,958
Less: amount of lease payment representing interest	(2,813)
Present value of future minimum lease payments	$12,145

7.  Derivatives
Derivatives swaps related to community banking activities: Interest rate swaps
    The Company enters into commercial loan interest rate swap agreements with commercial banking customers which are offset with a corresponding swap agreement with a third party financial institution (“counterparty”). The Company has agreements with its counterparties that contain provisions that provide that if the Company fails to maintain its status as a “well-capitalized” institution under applicable regulatory guidelines, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. These agreements also require that the Company and the counterparty collateralize any fair value shortfalls that exceed $250,000 with eligible collateral, which includes cash and securities backed with the full faith and credit of the federal government. Similarly, the Company could be required to settle its obligations under the agreement if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. The Company pledged $600,000 as of September 30, 2026 and $596,000 as of December 31, 2025, in available for sale securities to collateralize fair value shortfalls on interest rate swap agreements.
    At September 30, 2026, the notional amount of interest rate swaps is made up of 27 variable to fixed rate swaps to commercial loan customers totaling $175.4 million with a fair value of negative $13.7 million and 27 fixed to variable rate swaps with a counterparty totaling $175.4 million with a fair value of $13.7 million. Changes in fair value from these 27 interest rate swaps offset each other in the three and nine-month periods ending September 30, 2026. The Company recognized no fee income related to interest rate swaps in the three-month periods ending September 30, 2026 and 2025, respectively, and zero and $129,000 in fee income related to interest rate swaps in the nine-month periods ending September 30, 2026 and 2025, respectively. Interest rate swap income is recorded in other operating income on the Consolidated Statements of Income. None of these interest rate swaps are designated as hedging instruments.
    The Company has an interest rate swap to hedge the variability in cash flows arising out of a portion of its junior subordinated debentures, which is floating rate debt, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10.0 million of junior subordinated debentures held under Trust 2 at 3.72% through its maturity date. The floating rate that the dealer pays is equal to the three month CME SOFR plus tenor spread adjustment 0.26% plus 1.37%, which reprices quarterly on the payment date. This rate was 5.53% as of September 30, 2026. The Company pledged $130,000 in cash to collateralize initial margin and fair value exposure of our counterparty on this interest rate swap as of September 30, 2026 and December 31, 2025. The fair value of this interest rate swap was $2.1 million as of September 30, 2026 and $1.4 million as of December 31, 2025, which is included in other assets on the Consolidated Balance Sheet. Changes in the fair value of this interest rate swap are reported in other comprehensive income on the Consolidated Statements of Income. The unrealized gain, net of tax on this interest rate swap was $1.5 million as of both September 30, 2026 and December 31, 2025.
Derivatives related to home mortgage banking activities: Interest rate lock commitments and retail interest rate contracts
    The Company also uses derivatives to hedge the risk of changes in the fair values of interest rate lock commitments. The Company enters into commitments to originate residential mortgage loans at specific rates; the value of these commitments are detailed in the table below as “interest rate lock commitments”. The Company also hedges the interest rate risk associated with its residential mortgage loan commitments, which are referred to as “retail interest rate contracts” in the table below. Market risk with respect to commitments to originate loans arises from changes in the value of contractual positions due to changes in interest rates. RML had commitments to originate mortgage loans held for sale totaling $72.7 million and $45.7 million at September 30, 2026 and December 31, 2025, respectively. The fair value of these interest rate lock commitments was $900,000 and $923,000 at September 30, 2026 and December 31, 2025, respectively. Changes in the value of RML's interest rate derivatives are recorded in mortgage banking income on the Consolidated Statements of Income. None of these derivatives are designated as hedging instruments.

    The following table presents the fair value of derivatives not designated as hedging instruments at September 30, 2026 and December 31, 2025:

(In Thousands)	Asset Derivatives
		September 30, 2026	December 31, 2025
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other assets	$13,666	$7,999
Interest rate lock commitments	Other assets	900	923
Retail interest rate contracts	Other assets	389	—
Total		$14,955	$8,922

(In Thousands)	Liability Derivatives
		September 30, 2026	December 31, 2025
	Balance Sheet Location	Fair Value	Fair Value

Interest rate swaps	Other liabilities	$13,666	$7,999
Retail interest rate contracts	Other liabilities	—	50
Total		$13,666	$8,049
    The following table presents the net gains (losses) of derivatives not designated as hedging instruments for periods indicated below:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	Income Statement Location	2026	2025	2026	2025
Retail interest rate contracts	Mortgage banking income	$580	($218)	$589	($553)
Interest rate lock commitments	Mortgage banking income	(604)	226	(59)	1,013
Total		($24)	$8	$530	$460
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

    The following table summarizes the derivatives that have a right of offset as of September 30, 2026 and December 31, 2025:

September 30, 2026				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$13,666	$—	$13,666	$—	$—	$13,666
Retail interest rate contracts	389	—	389	—	—	389

Liability Derivatives
Interest rate swaps	$13,666	$—	$13,666	$—	$13,666	$—

December 31, 2025				Gross amounts not offset in the Statement of Financial Position
(In Thousands)	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Statement of Financial Position	Net amounts of assets and liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
Asset Derivatives
Interest rate swaps	$7,999	$—	$7,999	$—	$—	$7,999

Liability Derivatives
Interest rate swaps	$7,999	$—	$7,999	$—	$7,999	$—
Retail interest rate contracts	50	—	50	—	—	50

8 . Subordinated Debt

Junior Subordinated Debentures
    In December of 2005, the Company formed a wholly-owned Connecticut statutory business trust subsidiary, Trust 2, which issued $10 million of guaranteed undivided beneficial interests in the Company’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities 2”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Trust 2 are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities 2 were used by Trust 2 to purchase $10.3 million of junior subordinated debentures of the Company. Trust 2 is not consolidated in the Company’s financial statements in accordance with GAAP; therefore, the Company has recorded its investment in Trust 2 as an other asset and the subordinated debentures as a liability. The debentures, which represent the sole asset of Trust 2, accrue and pay distributions quarterly at a variable rate of 90-day CME SOFR plus tenor spread adjustment 0.26% plus 1.37% per annum, adjusted quarterly, of the stated liquidation value of $1,000 per capital security as of December 31, 2024. The interest rate on these debentures was 5.53% at September 30, 2026 compared to 5.35% at December 31, 2025. The interest cost to the Company on these debentures was $141,000 and $155,000 in the third quarters of 2026 and 2025, respectively, and $417,000 and $464,000 in the first nine months of 2026 and 2025, respectively. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities 2; (ii) the redemption price with respect to any Trust Preferred Securities 2 called for redemption by Trust 2; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust 2.  The Trust Preferred Securities 2 are mandatorily redeemable upon maturity of the debentures on March 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Trust 2 in whole or in part, on or after March 15, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

Subordinated Notes
In November of 2025, the Company issued and sold $60.0 million in aggregate principal amount of its 6.875% Fixed-to-Floating Rate Subordinated Notes due 2035 (the “Subordinated Notes”). The Subordinated Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount. The Subordinated Notes mature on December 1, 2035 and bear interest at a fixed rate of 6.875% per year, from November 26, 2025 to, but excluding, December 1, 2030 or the date of earlier redemption, payable semi-annually in arrears. From and including December 1, 2030 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month SOFR, plus 3.48% per annum, payable quarterly in arrears. As provided in the Subordinated Notes, the interest rate on the Subordinated Notes during the applicable floating rate period may be determined based on a rate other than three-month term SOFR. The interest cost to the Company on these debentures was $1.0 million in the third quarter of 2026 and $3.1 million in the first nine months of 2026. The Company incurred debt issuance costs of $1.4 million which will amortize through December 1, 2035. The amortization expense amounted to $35,000 in the third quarter of 2026 and $105,000 in the first nine months of 2026. Prior to December 1, 2030, the Company may redeem the Subordinated Notes, in whole but not in part, only under certain limited circumstances set forth in the indenture governing the Subordinated Notes. On or after December 1, 2030, the Company may redeem the Subordinated Notes, in whole or in part, at its option, on any interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the Subordinated Notes being redeemed, together with any accrued and unpaid interest on the Subordinated Notes being redeemed to, but excluding, the date of redemption. The Subordinated Notes are not subject to redemption at the option of the holder. Principal and interest on the Subordinated Notes are subject to acceleration only in limited circumstances in the case of certain bankruptcy and insolvency-related events with respect to the Company. The Subordinated Notes are unsecured, subordinated obligations of the Company, are not obligations of, and are not guaranteed by, any subsidiary of the Company, and rank junior in right of payment to the Company’s current and future senior indebtedness. The Subordinated Notes are intended to qualify as Tier 2 capital of the Company for regulatory capital purposes.

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

Retail interest rate contracts: Retail interest rate contracts are valued in a model, which uses as its basis a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Company has determined that the majority of inputs used to value its retail interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2026, the Company has assessed the significance of the impact of these adjustments on the overall valuation of its retail interest rate contracts and has determined that they are not significant to the overall valuation. As a result, the Company has classified its retail interest rate contract valuations in Level 2 of the fair value hierarchy.

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

    Estimated fair values as of the periods indicated, whether or not recognized or recorded at fair value on a recurring basis in the Consolidated Balance Sheets, are as follows:

	September 30, 2026		December 31, 2025
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash, due from banks and deposits in other banks	$241,830	$241,830	$145,906	$145,906
Investment securities available for sale	276,205	276,205	206,364	206,364
Marketable equity securities	13,013	13,013	8,392	8,392

Level 2 inputs:
Investment securities available for sale	156,617	156,617	214,297	214,297
Loans held for sale	136,702	136,702	100,323	100,323
Interest rate swaps	13,666	13,666	7,999	7,999
Interest rate swap - junior subordinated debt	2,089	2,089	1,437	1,437
Retail interest rate contracts	389	389	—	—

Level 3 inputs:
Investment securities held to maturity	37,750	37,172	26,750	26,598
Loans	2,400,627	2,293,445	2,295,499	2,225,114
Purchased receivables, net	102,243	102,243	101,642	101,642
Interest rate lock commitments	900	900	923	923
Mortgage servicing rights	31,730	31,730	27,474	27,474
Commercial servicing rights	2,210	2,210	2,342	2,342

Financial liabilities:
Level 2 inputs:
Time deposits	$378,355	$376,548	$402,759	$405,317
Borrowings	12,467	9,268	12,805	10,361
Interest rate swaps	13,666	13,666	7,999	7,999
Retail interest rate contracts	—	—	50	50

Level 3 inputs:
Junior subordinated debentures	10,310	10,084	10,310	10,950
Subordinated debentures	58,718	55,365	58,614	58,614

    The following table sets forth the balances as of the periods indicated of assets and liabilities measured at fair value on a recurring basis:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$397,935	$276,205	$121,730	$—
U.S. Agency mortgage-backed securities	4,397	—	4,397	—
Collateralized loan obligations	30,490	—	30,490	—
Total available for sale securities	$432,822	$276,205	$156,617	$—
Marketable equity securities	$13,013	$13,013	$—	$—
Total marketable equity securities	$13,013	$13,013	$—	$—
Loans held for sale	$136,702	$—	$136,702	$—
Interest rate swaps	15,755	—	15,755	—
Interest rate lock commitments	900	—	—	900
Mortgage servicing rights	31,730	—	—	31,730
Commercial servicing rights	2,210	—	—	2,210
Retail interest rate contracts	389	—	389	—
Total other assets	$187,686	$—	$152,846	$34,840
Liabilities:
Interest rate swaps	$13,666	$—	$13,666	$—
Total other liabilities	$13,666	$—	$13,666	$—
December 31, 2025
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities	$388,737	$201,412	$187,325	$—
U.S. Agency mortgage-backed securities	4,798	—	4,798	—
Corporate bonds	4,952	4,952	—	—
Collateralized loan obligations	22,174	—	22,174	—
Total available for sale securities	$420,661	$206,364	$214,297	$—
Marketable equity securities	$8,392	$8,392	$—	$—
Total marketable securities	$8,392	$8,392	$—	$—
Loans held for sale	$100,323	$—	$100,323	$—
Interest rate swaps	9,436	—	9,436	—
Interest rate lock commitments	923	—	—	923
Mortgage servicing rights	27,474	—	—	27,474
Commercial servicing rights	2,342	—	—	2,342
Total other assets	$140,498	$—	$109,759	$30,739
Liabilities:
Interest rate swaps	$7,999	$—	$7,999	$—
Retail interest rate contracts	50	—	50	—
Total other liabilities	$8,049	$—	$8,049	$—

The following tables provide a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine-month periods ended September 30, 2026 and 2025:

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Three Months Ended September 30, 2026
Interest rate lock commitments	$1,519	($505)	$4,221	($4,335)	$900	$900
Mortgage servicing rights	28,475	1,583	1,672	—	31,730	—
Commercial servicing rights	2,215	(8)	3	—	2,210	—
Total	$32,209	$1,070	$5,896	($4,335)	$34,840	$900
Three Months Ended September 30, 2025
Interest rate lock commitments	$1,296	($592)	$4,880	($4,053)	$1,531	$1,531
Mortgage servicing rights	27,506	(1,250)	1,540	—	27,796	—
Commercial servicing rights	2,400	(64)	38	—	2,374	—
Total	$31,202	($1,906)	$6,458	($4,053)	$31,701	$1,531

(In Thousands)	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains (losses) relating to items held at end of period
Nine Months Ended September 30, 2026
Interest rate lock commitments	$923	($1,680)	$13,814	($12,157)	$900	$900
Mortgage servicing rights	27,474	528	3,728	—	31,730	—
Commercial servicing rights	2,342	(169)	37	—	2,210	—
Total	$30,739	($1,321)	$17,579	($12,157)	$34,840	$900
Nine Months Ended September 30, 2025
Interest rate lock commitments	$465	($1,371)	$11,576	($9,139)	$1,531	$1,531
Mortgage servicing rights	26,439	(2,923)	4,280	—	27,796	—
Commercial servicing rights	2,194	(257)	437	—	2,374	—
Total	$29,098	($4,551)	$16,293	($9,139)	$31,701	$1,531

    There were no changes in unrealized gains and losses for the three and nine-month periods ending September 30, 2026 and 2025 included in other comprehensive income for recurring Level 3 fair value measurements and there were no transfers between levels during the three and nine-month periods ending September 30, 2026 and 2025.

    As of and for the periods ending September 30, 2026 and December 31, 2025, except for certain assets as shown in the following table, no impairment or valuation adjustment was recognized for assets recognized at fair value on a nonrecurring basis.  For loans individually measured for credit losses, the Company classifies fair value measurements using observable inputs, such as external appraisals, as Level 2 valuations in the fair value hierarchy, and unobservable inputs, such as in-house evaluations, as Level 3 valuations in the fair value hierarchy.

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026
Loans individually measured for credit losses	$24,677	$—	$—	$24,677
Total	$24,677	$—	$—	$24,677
December 31, 2025
Loans individually measured for credit losses	$2,729	$—	$—	$2,729
Total	$2,729	$—	$—	$2,729

The following table presents the (gains) losses resulting from nonrecurring fair value adjustments for the three and nine-month periods ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2026	2025	2026	2025
Loans individually measured for credit losses	$9,297	$1	$9,244	$1
Total loss from nonrecurring measurements	$9,297	$1	$9,244	$1

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
    The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring and nonrecurring basis at September 30, 2026 and December 31, 2025:

Financial Instrument	Valuation Technique - Recurring Basis	Unobservable Input	Range of Inputs	Weighted Average
September 30, 2026
Interest rate lock commitment	External pricing model	Pull through rate	81.27% - 99.93%	93.3%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	6.41% - 12.25%	9.05%
		Discount rate	9.50% - 10.01%	10.00%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	3.84% - 17.55%	11.71%
		Discount rate	12.00%	12.00%
December 31, 2025
Interest rate lock commitment	External pricing model	Pull through rate	86.22% - 100.00%	91.53%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	5.88% - 20.96%	10.01%
		Discount rate	9.50% - 11.00%	10.97%
Commercial servicing rights	Discounted cash flow	Constant prepayment rate	3.84% - 17.55%	11.71%
		Discount rate	12.00%	12.00%

Financial Instrument	Valuation Technique - Nonrecurring Basis	Unobservable Input	Range of Inputs	Weighted Average
September 30, 2026
Loans individually measured for credit losses	Discounted cash flow	Discount rate	—% - 100.00%	43.08%
December 31, 2025
Loans individually measured for credit losses	Discounted cash flow	Discount rate	10.00%	10.00%

10.  Segment Information
    The Company's operations are managed along three operating segments: Community Banking, Home Mortgage Lending, and Specialty Finance. The Company reevaluated our reportable operating segments in the fourth quarter of 2024 concurrent with the acquisition of SCF, which resulted in the addition of the Specialty Finance segment. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and consumer customers in its primary market areas. As of September 30, 2026, the Community Banking segment operated 21 branches throughout Alaska. The Home Mortgage Lending segment's principal business focus is the origination and sale of mortgage loans for 1-4 family residential properties, mortgage loan servicing for a portion of mortgage loans sold, and investment in certain 1-4 family residential mortgage loans on our balance sheet. The Specialty Finance segment's principal business focus is factoring, asset based lending and alternative working capital solutions to small and medium sized enterprises, and includes SCF and Northrim Funding Services, which was previously reported in the Community Banking segment prior to the acquisition of SCF.
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

    Summarized financial information for the Company's reportable segments and the reconciliation to the consolidated financial results for the periods presented is shown in the following tables:

	Three Months Ended September 30, 2026
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated
Interest income	$43,905	$4,578	$680	$49,163
Interest expense	8,131	1,386	759	10,276
Net interest income	35,774	3,192	(79)	38,887
Provision (benefit) for credit losses	(134)	(575)	8,433	7,724
Net interest income (loss) after provision for credit losses	35,908	3,767	(8,512)	31,163
Net realized gains on mortgage loans sold	—	3,693	—	3,693
Change in fair value of mortgage loan commitments, net	—	(140)	—	(140)
Total production revenue	—	3,553	—	3,553
Mortgage servicing revenue	—	3,304	—	3,304
Change in fair value of mortgage servicing rights:
Due to changes in model inputs of assumptions	—	2,275	—	2,275
Other	—	(692)	—	(692)
Total mortgage servicing revenue, net	—	4,887	—	4,887
Other mortgage banking revenue	—	306	—	306
Total mortgage banking income	—	8,746	—	8,746
Purchased receivable income	—	—	6,695	6,695
Other operating income	5,260	—	61	5,321
Total other operating income	5,260	8,746	6,756	20,762
Salaries and other personnel expense	12,339	5,925	2,439	20,703
Data processing expense	3,198	307	223	3,728
Occupancy expense	1,476	362	64	1,902
Professional and outside services	1,682	286	329	2,297
Marketing expense	551	69	9	629
Insurance expense	401	11	—	412
Compensation expense - Sallyport acquisition payments	—	—	500	500
Other operating expense	1,978	747	283	3,008
Total other operating expense	21,625	7,707	3,847	33,179
Income (loss) before provision for income taxes	19,543	4,806	(5,603)	18,746
Provision (benefit) for income taxes	4,351	1,312	(1,325)	4,338
Net income (loss)	$15,192	$3,494	($4,278)	$14,408

Three Months Ended September 30, 2026
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated
Interest income	$43,905	$4,578	$680	$49,163
Mortgage banking income - external revenue	—	8,746	—	8,746
Mortgage banking income - intersegment revenues	—	1,380	—	1,380
Purchased receivable income	—	—	6,695	6,695
Other operating income	5,260	—	61	5,321
	49,165	14,704	7,436	71,305
Reconciliation of revenue
Elimination of intersegment revenues	—	(1,380)	—	(1,380)
Total consolidated revenues	$49,165	$13,324	$7,436	$69,925
Less:
Interest expense	8,131	1,386	759	10,276
Provision for credit losses	(134)	(575)	8,433	7,724
Segment gross profit	41,168	12,513	(1,756)	51,925

Less(1):
Salaries and other personnel expense	$12,339	$5,925	$2,439	$20,703
Data processing expense	3,198	307	223	3,728
Occupancy expense	1,476	362	64	1,902
Professional and outside services	1,682	286	329	2,297
Marketing expense	551	69	9	629
Insurance expense	401	11	—	412
Compensation expense - Sallyport acquisition payments	—	—	500	500
Intersegment expense	1,380	—	—	1,380
Other segment items(2)	1,978	747	283	3,008
Segment expense	23,005	7,707	3,847	34,559

Reconciliation of expense
Elimination of intersegment expense	($1,380)	$—	$—	(1,380)
Total consolidated expense	$21,625	$7,707	$3,847	$33,179

Income before provision for income taxes	$19,543	$4,806	($5,603)	$18,746
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
Specialty Finance: miscellaneous operating costs related to specialty finance activities.

	Three Months Ended September 30, 2025
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated
Interest income	$40,743	$4,315	$920	$45,978
Interest expense	8,434	1,503	695	10,632
Net interest income	32,309	2,812	225	35,346
Provision (benefit) for credit losses	1,561	158	(3)	1,716
Net interest income after provision for credit losses	30,748	2,654	228	33,630
Net realized gains on mortgage loans sold	—	4,810	—	4,810
Change in fair value of mortgage loan commitments, net	—	371	—	371
Total production revenue	—	5,181	—	5,181
Mortgage servicing revenue	—	3,056	—	3,056
Change in fair value of mortgage servicing rights:
Due to changes in model inputs of assumptions	—	(638)	—	(638)
Other	—	(612)	—	(612)
Total mortgage servicing revenue, net	—	1,806	—	1,806
Other mortgage banking revenue	—	286	—	286
Total mortgage banking income	—	7,273	—	7,273
Purchased receivable income	—	—	7,269	7,269
Other operating income (loss)	17,107	—	(410)	16,697
Total other operating income	17,107	7,273	6,859	31,239
Salaries and other personnel expense	12,181	5,505	1,746	19,432
Data processing expense	2,826	269	145	3,240
Occupancy expense	1,359	493	69	1,921
Professional and outside services	713	249	150	1,112
Marketing expense	397	110	1	508
Insurance expense	780	22	—	802
Compensation expense - Sallyport acquisition payments	—	—	600	600
Other operating expense	1,709	717	259	2,685
Total other operating expense	19,965	7,365	2,970	30,300
Income before provision for income taxes	27,890	2,562	4,117	34,569
Provision for income taxes	5,634	706	1,164	7,504
Net income	$22,256	$1,856	$2,953	$27,065

Three Months Ended September 30, 2025
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated
Interest income	$40,743	$4,315	$920	$45,978
Mortgage banking income - external revenue	—	7,273	—	7,273
Mortgage banking income - intersegment revenues	—	527	—	527
Purchased receivable income	—	—	7,269	7,269
Other operating income	17,107	—	(410)	16,697
	57,850	12,115	7,779	77,744
Reconciliation of revenue
Elimination of intersegment revenues	—	(527)	—	(527)
Total consolidated revenues	$57,850	$11,588	$7,779	$77,217
Less:
Interest expense	8,434	1,503	695	10,632
Provision (benefit) for credit losses	1,561	158	(3)	1,716
Segment gross profit	47,855	9,927	7,087	64,869

Less(1):
Salaries and other personnel expense	$12,181	$5,505	$1,746	$19,432
Data processing expense	2,826	269	145	3,240
Occupancy expense	1,359	493	69	1,921
Professional and outside services	713	249	150	1,112
Marketing expense	397	110	1	508
Insurance expense	780	22	—	802
Compensation expense - Sallyport acquisition payments	—	—	600	600
Intersegment expense	527	—	—	527
Other segment items(2)	1,709	717	259	2,685
Segment expense	20,492	7,365	2,970	30,827

Reconciliation of expense
Elimination of intersegment expense	($527)	$—	$—	(527)
Total consolidated expense	$19,965	$7,365	$2,970	$30,300

Income before provision for income taxes	$27,890	$2,562	$4,117	$34,569
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
Specialty Finance: miscellaneous operating costs related to specialty finance activities.

	Nine Months Ended September 30, 2026
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated
Interest income	$125,066	$13,702	$2,445	$141,213
Interest expense	24,216	4,240	2,073	30,529
Net interest income	100,850	9,462	372	110,684
Provision for credit losses	522	266	9,523	10,311
Net interest income (loss) after provision for credit losses	100,328	9,196	(9,151)	100,373
Net realized gains on mortgage loans sold	—	12,098	—	12,098
Change in fair value of mortgage loan commitments, net	—	378	—	378
Total production revenue	—	12,476	—	12,476
Mortgage servicing revenue	—	8,539	—	8,539
Change in fair value of mortgage servicing rights:
Due to changes in model inputs of assumptions	—	2,372	—	2,372
Other	—	(1,844)	—	(1,844)
Total mortgage servicing revenue, net	—	9,067	—	9,067
Other mortgage banking revenue	—	802	—	802
Total mortgage banking income	—	22,345	—	22,345
Purchased receivable income	—	—	19,300	19,300
Other operating income (loss)	10,773	—	(40)	10,733
Total other operating income	10,773	22,345	19,260	52,378
Salaries and other personnel expense	37,148	17,600	6,245	60,993
Data processing expense	9,009	907	599	10,515
Occupancy expense	4,425	1,202	204	5,831
Professional and outside services	3,447	798	639	4,884
Marketing expense	1,947	246	23	2,216
Insurance expense	1,202	46	—	1,248
Compensation expense - Sallyport acquisition payments	—	—	1,500	1,500
Other operating expense	5,271	2,231	1,134	8,636
Total other operating expense	62,449	23,030	10,344	95,823
Income (loss) before provision for income taxes	48,652	8,511	(235)	56,928
Provision (benefit) for income taxes	11,215	2,324	(36)	13,503
Net income (loss)	$37,437	$6,187	($199)	$43,425

Nine Months Ended September 30, 2026
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated
Interest income	$125,066	$13,702	$2,445	$141,213
Mortgage banking income - external revenue	—	22,345	—	22,345
Mortgage banking income - intersegment revenues	—	3,258	—	3,258
Purchased receivable income	—	—	19,300	19,300
Other operating income (loss)	10,773	—	(40)	10,733
	135,839	39,305	21,705	196,849
Reconciliation of revenue
Elimination of intersegment revenues	—	(3,258)	—	(3,258)
Total consolidated revenues	$135,839	$36,047	$21,705	$193,591
Less:
Interest expense	24,216	4,240	2,073	30,529
Provision for credit losses	522	266	9,523	10,311
Segment gross profit	111,101	31,541	10,109	152,751

Less(1):
Salaries and other personnel expense	$37,148	$17,600	$6,245	$60,993
Data processing expense	9,009	907	599	10,515
Occupancy expense	4,425	1,202	204	5,831
Professional and outside services	3,447	798	639	4,884
Marketing expense	1,947	246	23	2,216
Insurance expense	1,202	46	—	1,248
Compensation expense - Sallyport acquisition payments	—	—	1,500	1,500
Intersegment expense	3,258	—	—	3,258
Other segment items(2)	5,271	2,231	1,134	8,636
Segment expense	65,707	23,030	10,344	99,081

Reconciliation of expense
Elimination of intersegment expense	($3,258)	$—	$—	(3,258)
Total consolidated expense	$62,449	$23,030	$10,344	$95,823

Income (loss) before provision for income taxes	$48,652	$8,511	($235)	$56,928
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
Specialty Finance: miscellaneous operating costs related to specialty finance activities.

	Nine Months Ended September 30, 2025
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated
Interest income	$116,286	$13,754	$2,298	$132,338
Interest expense	25,855	4,389	1,859	32,103
Net interest income	90,431	9,365	439	100,235
Provision (benefit) for credit losses	1,112	490	681	2,283
Net interest income (loss) after provision for credit losses	89,319	8,875	(242)	97,952
Net realized gains on mortgage loans sold	—	11,481	—	11,481
Change in fair value of mortgage loan commitments, net	—	921	—	921
Total production revenue	—	12,402	—	12,402
Mortgage servicing revenue	—	8,709	—	8,709
Change in fair value of mortgage servicing rights:		—		—
Due to changes in model inputs of assumptions	—	(1,315)	—	(1,315)
Other	—	(1,608)	—	(1,608)
Total mortgage servicing revenue, net	—	5,786	—	5,786
Other mortgage banking revenue	—	736	—	736
Total mortgage banking income	—	18,924	—	18,924
Purchased receivable income	—	—	19,316	19,316
Other operating income (loss)	23,078	—	(399)	22,679
Total other operating income	23,078	18,924	18,917	60,919
Salaries and other personnel expense	36,305	15,956	5,248	57,509
Data processing expense	8,455	802	453	9,710
Occupancy expense	4,216	1,487	211	5,914
Professional and outside services	1,908	763	669	3,340
Marketing expense	1,809	403	10	2,222
Insurance expense	2,502	66	7	2,575
Compensation expense - Sallyport acquisition payments	—	—	1,800	1,800
Other operating expense	5,115	1,971	803	7,889
Total other operating expense	60,310	21,448	9,201	90,959
Income (loss) before provision for income taxes	52,087	6,351	9,474	67,912
Provision for income taxes	11,300	1,762	2,683	15,745
Net income (loss)	$40,787	$4,589	$6,791	$52,167

Nine Months Ended September 30, 2025
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated
Interest income	$116,286	$13,754	$2,298	$132,338
Mortgage banking income - external revenue	—	18,924	—	18,924
Mortgage banking income - intersegment revenues	—	1,883	—	1,883
Purchased receivable income	—	—	19,316	19,316
Other operating income (loss)	23,078	—	(399)	22,679
	139,364	34,561	21,215	195,140
Reconciliation of revenue
Elimination of intersegment revenues	—	(1,883)	—	(1,883)
Total consolidated revenues	$139,364	$32,678	$21,215	$193,257
Less:
Interest expense	25,855	4,389	1,859	32,103
Provision (benefit) for credit losses	1,112	490	681	2,283
Segment gross profit	112,397	27,799	18,675	158,871

Less(1):
Salaries and other personnel expense	$36,305	$15,956	$5,248	$57,509
Data processing expense	8,455	802	453	9,710
Occupancy expense	4,216	1,487	211	5,914
Professional and outside services	1,908	763	669	3,340
Marketing expense	1,809	403	10	2,222
Insurance expense	2,502	66	7	2,575
Compensation expense - Sallyport acquisition payments	—	—	1,800	1,800
Intersegment expense	1,883	—	—	1,883
Other segment items(2)	5,115	1,971	803	7,889
Segment expense	62,193	21,448	9,201	92,842

Reconciliation of expense
Elimination of intersegment expense	($1,883)	$—	$—	(1,883)
Total consolidated expense	$60,310	$21,448	$9,201	$90,959

Income before provision for income taxes	$52,087	$6,351	$9,474	$67,912
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
Specialty Finance: miscellaneous operating costs related to specialty finance activities.

September 30, 2026
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated
Total assets	$2,940,936	$436,120	$202,976	$3,580,032
Loans held for sale	$—	$136,702	$—	$136,702
Loans	$2,132,276	$239,968	$28,383	$2,400,627
Purchased receivables, net	$—	$—	$102,243	$102,243
Goodwill	$7,525	$7,492	$34,857	$49,874

December 31, 2025
(In Thousands)	Community Banking	Home Mortgage Lending	Specialty Finance	Consolidated
Total assets	$2,724,236	$390,242	$175,795	$3,290,273
Loans held for sale	$—	$100,323	$—	$100,323
Loans	$2,034,834	$243,167	$17,498	$2,295,499
Purchased receivables, net	$—	$—	$101,642	$101,642
Goodwill	$7,525	$7,492	$34,857	$49,874

11.  Subsequent Events
    On July 22, 2026, Northrim announced that it entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PBCO Financial Corporation (“PBCO”), pursuant to which Northrim will acquire PBCO in an all-stock transaction, with PBCO shareholders receiving 1.160 shares of Northrim common stock for each share of PBCO common stock held. Upon completion of the acquisition, PBCO shareholders are expected to own approximately 21% of the combined company.

On October 20, 2026, Northrim’s shareholders and PBCO’s shareholders approved the acquisition at their respective special meetings. The acquisition is expected to close on or around January 1, 2027, subject to the satisfaction or waiver of the remaining customary closing conditions outlined in the Merger Agreement, including receipt of regulatory approvals.

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
Note Regarding Forward Looking-Statements
This quarterly report on Form 10-Q includes “forward-looking statements,” as that term is defined for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts. These forward-looking statements describe management’s expectations about future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s style of banking, and the strength of the local economy. All statements, other than statements of historical fact, regarding our financial position, business strategy, management’s plans and objectives for future operations are forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions in part to help identify forward-looking statements. Forward-looking statements reflect management’s current plans and expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations, and those variations may be both material and adverse. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: descriptions of Northrim’s financial condition, results of operations, asset based lending volumes, asset and credit quality trends and profitability; the ability of Northrim to execute its business plans; potential further increases in interest rates; the value of securities held in our investment portfolio; the impact of the results of government shutdowns and government initiatives on the regulatory landscape, natural resource extraction industries, and capital markets; the impact of declines in the value of commercial and residential real estate markets, high unemployment rates, tariffs, inflationary pressures and slowdowns in economic growth; risks related to the proposed merger with PBCO Financial Corporation including, among others, (i) failure to complete the merger or unexpected delays related to the merger or either party’s inability to obtain regulatory, approvals or satisfy other closing conditions required to complete the merger, (ii) regulatory approvals resulting in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction, (iii) certain restrictions during the pendency of the merger that may impact the parties’ ability to pursue certain business opportunities or strategic transactions, (iv) diversion of management’s attention from ongoing business operations and opportunities, (v) cost savings and any revenue or expense synergies from the merger may not be fully realized or may take longer than anticipated to be realized, (vi) deposit attrition, customer or employee loss, and/or revenue loss as a result of the announcement of the merger, (viii) expenses related to the merger being greater than expected, and (ix) shareholder litigation that could prevent or delay the closing of the merger or otherwise negatively impact our business and operations; changes in banking regulation or actions by bank regulators; potential further increases in inflation, supply-chain constraints, and potential geopolitical instability, including the wars in Ukraine and Iran; financial stress on borrowers (consumers and businesses) as a result of higher rates or an uncertain economic environment; the general condition of, and changes in, the Alaska economy; our ability to maintain or expand our market share or net interest margin; the sufficiency of our allowance for credit losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to current expected credit losses accounting guidance; our ability to maintain asset quality; our ability to implement our marketing and growth strategies; our ability to identify and address cyber-security risks, including security breaches, “denial of service attacks,” “hacking,” and identity theft and increased cyber threats due to artificial intelligence; disease outbreaks; and our ability to execute our business plan. Further, actual results may be affected by competition on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. In addition, there are risks inherent in the banking industry relating to collectability of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in Part II. Item 1A Risk Factors of this report and Part I. Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, as well as in our other filings with the Securities and Exchange Commission. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition, you should note that forward looking statements are made only as of the date of this report and that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements, other than as required by law.

Pending Acquisition

On July 22, 2026, we announced that we, Whitewater Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), and PBCO Financial Corporation (“PBCO”), the parent company of People’s Bank of Commerce, entered into an

Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Northrim will acquire PBCO in an all-stock transaction. Upon the terms and subject to the conditions set forth in the Merger Agreement, (i) PBCO will merge with and into Merger Sub, with Merger Sub surviving the merger (the “Merger”), (ii) immediately following the merger of PBCO and Merger Sub, and as a part of a single integrated transaction, Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity (the “Subsidiary Merger”, and together with the Merger, the “Mergers”), and (iii) promptly following such merger, Northrim Bank (the “Bank”) and People’s Bank of Commerce, a wholly owned subsidiary of PBCO, will merge (the “Bank Merger”), with the Bank continuing as the surviving bank. Pursuant to the terms of the Merger Agreement, PBCO shareholders will receive 1.160 shares of Northrim common stock for each PBCO share they own. Northrim's shareholders and PBCO's shareholders approved the acquisition at their respective special meetings on October 20, 2026. The combined company will have approximately $4.2 billion in assets and will expand Northrim’s banking footprint into Oregon. The acquisition is expected to close on or about January 1, 2027, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals. The acquisition reflects a significant strategic investment to diversify the Company’s geographic footprint and position the Company for continued growth while preserving its Alaska-based community banking identity.

Update on Economic Conditions

Alaska’s seasonally adjusted unemployment rate was 4.3% in August of 2026, compared to 4.1% for the United States, according to the Alaska Department of Labor and Workforce Development. This was an improvement in Alaska from 4.6% in May of 2026. Alaska had a total of 356,100 payroll jobs in August of 2026, not including uniformed military. Year over year, the private sector grew by 800 jobs or 0.3%, while the government sector declined by 2.2%, a loss of 1,700 jobs. The Federal component lost 1,300 jobs, or 8.6% since August of 2025, the State decreased 400 jobs or 1.7%, and Local government was unchanged. The largest private sector growth came from Oil & Gas, up 600 direct jobs or 6.7%. This is the highest paying sector in Alaska. Transportation, Warehousing and Utilities grew 1,300 jobs or 4.4% and Other Services added 300 jobs or 2.4%.
Alaska’s seasonally adjusted aggregate personal income was $60.9 billion in the second quarter of 2026 according to the Federal Bureau of Economic Analysis (“BEA”). Alaska enjoyed an annual personal income improvement of 3% between the second quarters of 2025 and 2026. Based on a population estimate of 736,500 people, the per capita personal income in Alaska was $82,747 in the second quarter of 2026. This is compared to the U.S. average of $79,904, according to the BEA, ranking Alaska 12th highest of the 50 U.S. states.

Alaska’s Gross State Product (“GSP”) in the second quarter of 2026 reached $79.3 billion according to the BEA. This is an 8.6% nominal growth from $73.1 billion in the second quarter of 2025. Alaska’s inflation adjusted “real” GSP decreased 0.3% between the second quarter of 2025 and 2026. A majority of the difference in nominal and real GSP came from price adjustments made to the value of oil, which rose rapidly during the year. Comparing the second quarter 2025 to 2026, the private sector real GSP in Alaska grew slightly by $14 million, but the government sector decreased by $187 million, or 1.8%.

Alaska exported $6.7 billion in goods directly to foreign countries in 2025 according to the U.S. Census Bureau, a 13.4% increase over 2024 totals. South Korea took over the top trade spot by importing $1.1 billion in goods directly from Alaska. This was a 73% increase over 2024. South Korea imports significant quantities of fish, lead and zinc. The rapid growth was driven by $515 million in gold and silver purchases in 2025. Australia imported over $1 billion in goods, primarily gold, zinc and lead. Australia’s growth rate in Alaska products was 30% in 2025. Japan moved up to the third spot with a 38% growth in purchases totaling $927 million in 2025. Japan has been a leading customer of a large variety of fish products from Alaska for decades and also purchases an array of minerals. China slipped from first to fourth place due to complex U.S. tariff negotiations. China’s imports from Alaska dropped 47% from $1.5 billion in 2024 to $803 million in 2025. Oil & Gas does not contribute a significant amount to international exports ($246 million in 2025) because the majority of Alaska’s production is refined and consumed within the United States.

According to the U.S. Bureau of Labor Statistics, the Consumer Price Index (“CPI”) for the Alaska increased 3.3% between August of 2025 and August of 2026. This was slightly better than the U.S. rate of 3.3% for the same time period. The largest increases in Alaska since last August came from Motor Fuel (+28%), Nonalcoholic beverages and beverage materials (+15.8%), Recreation (+8.5%), Housing and Food (+1.6%). There were declining costs in New and Used Vehicles (-2.7%), Household Furnishings (-1.6%), Medical Care (-1.3%) and Education (-1.1%), to help moderate inflationary pressures in Alaska.

The monthly average price of Alaska North Slope (“ANS”) crude oil grew rapidly from $68.89 a barrel in September of 2025 to $105.54 in September of 2026. Prices began to rise dramatically in 2026 after conflicts began in Venezuela and Iran. ANS reached a monthly average high of $114.66 in May of 2026. ANS has been earning a consistent premium over Brent and West Texas crude prices. Actual oil prices have been much higher than government forecasts recently. The Alaska Department of Revenue (“DOR”) is now expecting an additional $545 million in state general fund revenue in FY 2026 and $510 million in FY 2027.

The Alaska DOR estimated ANS crude oil production of 459 thousand barrels per day (“bpd”) in Alaska’s fiscal year ending June 30, 2026. In the Spring 2026 Revenue Forecast published March 13, 2026, the DOR expects production to grow rapidly to 519 thousand bpd in fiscal year 2027, climb past 600 thousand bpd in fiscal year 2032, and beyond 650 thousand bpd in 2034. Over the next decade, oil production is forecasted to grow by 40% or 185 thousand bpd. This is primarily a result of new production coming on-line in and around the NPR-A region west of Prudhoe Bay. A partnership between Santos and Repsol is constructing the new Pikka field which began continuous production in June this year. ConocoPhillips is developing the large new Willow field, expected to begin production in 2029. There are also several smaller new fields in Alaska’s North Slope that are contributing to the State of Alaska’s production growth estimate.

The Alaska Permanent Fund is seeded annually by the natural resource wealth the State continues to save each year and has grown significantly over 40 years of successful investment. As of August 31, 2026 the fund’s value was $89 billion. According to the DOR it is scheduled to contribute $3.8 billion to Alaska’s General Fund in fiscal year 2026 and $4 billion in fiscal year 2027 for general government spending and to pay the annual dividend in October to Alaskan residents. The 2026 dividend of $1,200 to residents is distributed in October and is expected to provide an approximate $750 million stimulus to the economy in the fourth quarter.

According to the Alaska Multiple Listing Services, the average sales price of a single-family home in Anchorage rose 6.3% to $565,746 in the first nine months of 2026. This followed increases of 4.4% in 2025, 6.2% in 2024 and 5.2% in 2023. This is the ninth consecutive year of price increases.

The average sales price for single family homes in the Matanuska Susitna Borough rose 3.1% in the first nine months of 2026 to $453,686. Average home prices increased 6.6% in 2025, after climbing 3.8% in 2024 and 4% in 2023. This continues a trend of average price increases for more than a decade in the region. These two markets represent where the majority of the Bank’s residential lending activity occurs.

The Alaska Multiple Listing Services reported a 0.3% increase in the number of units sold in Anchorage when comparing January to September 2026 to the same period in 2025. The number of homes sold in the Matanuska Susitna Borough in the nine months of 2026 is 1% higher than January to September 2025.

The Board of Governors of the Federal Reserve System raised its benchmark interest rate target to 3.75%-4.00% as of September 30, 2026 from 3.50%-3.75% at December 31, 2025. The prime rate of interest was 7.00% as of September 30, 2026, up from 6.75% at December 31, 2025.

The following is a discussion of our results for the three and nine-months ended September 30, 2026, as compared to the applicable prior periods.

Highlights and Summary of Performance - Third Quarter of 2026

The Company reported net income and earnings per diluted share of $14.4 million and $0.63, respectively, for the third quarter of 2026 compared to net income and earnings per diluted share of $27.1 million and $1.20, respectively, for the third quarter of 2025. The Company reported net income and earnings per diluted share of $43.4 million and $1.92, respectively, for the first nine months of 2026 compared to net income and earnings per diluted share of $52.2 million and $2.32, respectively, for the first nine months of 2025. The decrease in net income for the third quarter of 2026 compared to the same quarter last year was mostly due to an increase in provision for credit losses, as well as a decrease in gain from the sale of certain assets by Pacific Wealth Advisors. The decrease in net income for the first nine months of 2026 compared to the same period a year ago was primarily due to an increase in provision for credit losses and decrease in gain from the sale of certain assets by Pacific Wealth Advisors, which were partially offset by increases in net interest income and mortgage banking income. The increase in the provision for credit losses in 2026 is primarily tied to a single loan relationship at Northrim Funding Services in the Specialty Finance segment.

•Net interest margin was 4.96% for the third quarter of 2026, up 13-basis points from the third quarter a year ago.
•Portfolio loans were $2.40 billion at September 30, 2026, up 5% from December 31, 2025, primarily due to new customer relationships and expanding market share, as well as retaining certain mortgages originated by Residential Mortgage, LLC (“Residential Mortgage”), a subsidiary of the Bank.

•Total deposits were $3.05 billion at September 30, 2026, up 8% from $2.81 billion at December 31, 2025. Non-interest bearing demand deposits increased 4% year-over-year to $833.7 million at September 30, 2026 and represent 27% of total deposits.
•The average cost of interest-bearing deposits was 1.69% at September 30, 2026, down from 2.00% at September 30, 2025.
•Average purchased receivables and loan balances for the Specialty Finance segment were $164.3 million for the third quarter of 2026, compared to average balances of $127.8 million for the third quarter of 2025.

Other financial measures for the periods indicated are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Return on average assets, annualized	1.65%	3.32%	1.72%	2.20%
Return on average shareholders' equity, annualized	15.96%	35.66%	16.77%	24.21%
Dividend payout ratio	26.60%	13.27%	25.40%	20.60%
Nonperforming assets: Nonperforming assets, net of government guarantees were $42.9 million at September 30, 2026 and $11.4 million at December 31, 2025. Other Real Estate Owned (“OREO”), net of government guarantees was $1.8 million at September 30, 2026 and zero at December 31, 2025. Repossessed assets were zero at both September 30, 2026 and December 31, 2025. Nonperforming loans, net of government guarantees increased $30.0 million or 265% to $40.8 million as of September 30, 2026 from $11.3 million as of December 31, 2025, primarily due to the addition of four loans to two borrowers in the first nine months of 2026. Nonperforming purchased receivables increased $315,000 or 470% to $382,000 as of September 30, 2026 from $67,000 as of December 31, 2025 as a result of two new nonperforming purchased receivables as well as a paydown received on one relationship. Of the nonperforming assets, net of government guarantees at September 30, 2026, $17.5 million are attributable to the Community Banking segment, $1.8 million are attributable to the Home Mortgage Lending segment, and $23.7 million are attributable to the Specialty Finance segment. The increase in nonperforming assets in the Community Banking segment was mostly attributable to one relationship which includes both commercial real estate and commercial loans which are well-collateralized. The increase in nonperforming assets in the Specialty Finance segment was mostly attributable to one Northrim Funding Services relationship.
Potential problem assets: Potential problem loans are loans which are currently performing in accordance with contractual terms but that have developed negative indications that the borrower may not be able to comply with present payment terms and which may later be included in nonaccrual or past due. These loans are closely monitored and their performance is reviewed by management on a regular basis. All potential problem loans are individually evaluated for the purposes of establishing an allowance for credit losses. At September 30, 2026, management had identified $11.2 million in potential problem loans, down from $21.2 million at December 31, 2025. This decrease is primarily due to the transfer of three loans to a single borrower to nonaccrual status, as well as paydowns which occurred in the first nine months of 2026.
Summary of Critical Accounting Estimates

Our critical accounting estimates are described in detail in Part II. Item 7, Management’s Discussion and Analysis, and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the valuation techniques or assumptions within the models that affect our estimates during the third quarter of 2026.

Allowance for Credit Losses Policy: Management performs a hypothetical sensitivity analysis of our Allowance for Credit Losses (“ACL”) quarterly to understand the impact of a change in a key input on our ACL. As of September 30, 2026, if the four-quarter U.S. unemployment rate forecast had been approximately 4% higher and the four-quarter annualized growth rate in the U.S. Gross Domestic Product had been approximately 16% lower, our ACL for loans would have increased $373,000, or 2%. As of September 30, 2026, if the four-quarter national unemployment rate forecast had been approximately 35% higher and the four-quarter annualized growth rate in the U.S. Gross Domestic Product had been approximately 7% lower, which represents management's estimate of long-term mean rates for these economic factors, our ACL for loans would have increased $2.5 million, or 11%. As of September 30, 2026, if the estimated prepayment and curtailment rates are doubled (with a maximum rate of 100%), our ACL for loans would have decreased $2.1 million, or 9%. As of September 30, 2026, if the estimated prepayment and curtailment rates are cut in half, our ACL for loans would have increased $1.7 million, or 7%. These sensitivity analyses include the impact to both the quantitative and qualitative components of our ACL. Changes in quantitative inputs and qualitative loss factors may not occur in the same direction or magnitude across all segments of our loan portfolio and deterioration in some quantitative inputs and qualitative loss factors may offset improvement in others. This sensitivity analysis does not represent a change to our expectations of the economic environment but provides a hypothetical result to assess the sensitivity of the ACL to a change in a key input. This sensitivity analysis does not incorporate changes to management’s judgment of qualitative loss factors.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025
    Net Income
    Net income for the third quarter of 2026 decreased $12.7 million to $14.4 million as compared to $27.1 million for the same period in 2025. The decrease in net income in the third quarter of 2026 as compared to the same quarter a year ago is mostly due to a $13.9 million decrease in gain on sale of assets by Pacific Wealth Advisors, as well as a $6.0 million increase in the provision for credit losses. These changes were partially offset by an increase in net interest income in the third quarter of 2026 as compared to the same quarter a year ago.
Net income for the first nine months of 2026 decreased $8.7 million to $43.4 million as compared to $52.2 million for the same period in 2025. The decrease in net income in the first nine months of 2026 as compared to the same period a year ago is mostly due to a $13.9 million decrease in gain on sale of assets by Pacific Wealth Advisors, an $8.0 million increase in the provision for credit losses, and a $4.9 million increase in other operating expenses. These were partially offset by a $10.4 million increase in net interest income and a $3.4 million increase in mortgage banking income.
Analysis of Business Segments
Our business segments are defined as Community Banking, Home Mortgage Lending, and Specialty Finance. The following table summarizes net income (loss) from our segments. Additional information about segment performance is presented in Note 10 to the Financial Statements included in Part I - Item 1 of this report.

(In Thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

Community Banking	$15,192	$22,256	$37,437	$40,787
Home Mortgage Lending	3,494	1,856	6,187	4,589
Specialty Finance	(4,278)	2,953	(199)	6,791
Net income	$14,408	$27,065	$43,425	$52,167

Community Banking
Net income in the Community Banking segment decreased $7.1 million or 32% in the third quarter of 2026 compared to the same period a year ago primarily due to a $13.9 million decrease in gain from sale of certain assets by Pacific Wealth Advisors, as well as an increase in other operating expenses. This was partially offset by an increase in net interest income which totaled $35.8 million in the third quarter of 2026, as compared to $32.3 million in the third quarter of 2025. Net interest income increased $3.5 million or 11% in the third quarter of 2026 as compared to the third quarter of 2025 mostly due to higher interest income on loans and investments, as well as lower interest expense on deposits.
The benefit to the provision for credit losses in the Community Banking segment was $134,000 in the third quarter of 2026 compared to a provision for credit losses of $1.6 million in the same quarter a year ago. The decrease to the provision for credit losses in the Community Banking segment in the third quarter of 2026 as compared to the same quarter a year ago was primarily a result of decreased estimated loss rates due to more favorable economic forecasts.

Other operating expenses in the Community Banking segment totaled $21.6 million in the third quarter of 2026, up $1.2 million or 6% from $20.0 million in the third quarter a year ago. The increase in the third quarter of 2026 as compared to the same quarter a year ago was mostly due to $993,000 in merger and acquisition expense as a result of the proposed acquisition of PBCO of which $971,000 was professional and other outside services and $22,000 was other operating expense.

Net income in the Community Banking segment decreased $3.4 million or 8% in the first nine months of 2026 as compared to the same period a year ago primarily due to a $13.9 million decrease in gain from sale of certain assets by Pacific Wealth Advisors, as well as an increase in other operating expenses. These were partially offset by an increase in net interest income primarily due to higher interest income due to higher earning-asset balances and higher yields over the same period.

Home Mortgage Lending
Net income in the Home Mortgage Lending segment increased $1.6 million or 88% in the third quarter of 2026 compared to the same period a year ago primarily due to higher mortgage servicing revenue resulting primarily from and increase in the fair value of mortgage servicing rights, as well as a lower provision for credit losses in the Home Mortgage Lending segment. These changes were only partially offset by a decrease in production revenue. During the third quarter of 2026, mortgage loans funded for sale were $189.0 million, compared to $218.2 million in the third quarter of 2025.
The benefit to the provision for credit losses in the Home Mortgage Lending segment was $575,000 in the third quarter of 2026 compared to a provision for credit losses of $158,000 in the third quarter of 2025. The decrease in the provision for credit losses in the third quarter of 2026 in the Home Mortgage Lending segment as compared to the same quarter a year ago was primarily a result of lower loan balances, as well as a decrease in estimated loss rates due to more favorable economic forecasts.
Other operating expenses in the Home Mortgage Lending segment totaled $7.7 million in the third quarter of 2026 compared to $7.4 million in the third quarter a year ago. The increase in the third quarter of 2026 as compared to the same quarter a year ago was mostly due to increases in salaries and other personnel expense due to higher commissions and group medical expenses.
The Arizona, Colorado, and Pacific Northwest mortgage expansion markets were responsible for 22% of Residential Mortgage's $232 million total production in the third quarter of 2026 and 16% of $218 million total production in the third quarter a year ago.

As of September 30, 2026, Northrim serviced 6,725 loans in its $1.70 billion home-mortgage-servicing portfolio, a 6% increase from the $1.60 billion serviced a year ago.

Net income in the Home Mortgage Lending segment increased $1.6 million or 35% in the first nine months of 2026. An increase in other operating income due to an increase in the fair value of mortgage servicing rights as well as a decrease in the the provision for credit losses was offset by an increase in other operating expenses primarily due to higher commissions and group medical expenses as compared to the same period a year ago.

Specialty Finance

Net income in the Specialty Finance segment decreased $7.2 million or 245% in the third quarter of 2026 compared to the same period a year ago primarily due to a higher provision for credit losses attributable to one Northrim Funding Services relationship in our Specialty Finance segment. As of September 30, 2026, this credit has an outstanding balance of $20.0 million. Management recorded an $8.8 million individual impairment on this loan as of September 30, 2026 due to customer receivable payment disputes related to potential quality control issues with the customer's wholesale products, uncertainty regarding anticipated recoveries associated with multiple pending insurance claims, and the need to liquidate various commercial and residential real estate and equipment collateral. The Company continues to pursue all available contractual, collateral, guaranty, insurance, collection and legal remedies associated with this relationship, but we believe that ultimate collection of amounts owed will take several quarters to resolve.

Net income in the Specialty Finance segment decreased $7.0 million or 103% in the first nine months of 2026 compared to the same period a year ago primarily due to higher provision for credit losses in the Specialty Finance segment, which was only partially offset by increased purchased receivable balances.

Average purchased receivables and loan balances for the Specialty Finance segment were $164.3 million for the third quarter of 2026, compared to average balances of $127.8 million for the third quarter of 2025.

Net Interest Income/Net Interest Margin
    Net interest income for the third quarter of 2026 increased 10% or $3.5 million, to $38.9 million as compared to $35.3 million for the third quarter of 2025. The net interest margin increased 13 basis points to 4.96% in the third quarter of 2026 as compared to 4.83% in the third quarter of 2025. The increase in net interest income in the third quarter of 2026 compared to the same period in 2025 was primarily the result of increased interest on loans and long term investments, as well as a decrease in interest expense on deposits, which were only partially offset by an increase in interest expense on borrowings and decreases in interest income on loans held for sale and interest income on interest bearing deposits in other banks. The increase in net interest margin in the third quarter of 2026 as compared to the same period of 2025 was primarily due to a favorable change in the mix of earning-assets towards higher loan balances as a percentage of total earning-assets, as well as a decrease in the cost of interest-bearing deposits and higher average yields on long term investments.
Net interest income for the first nine months of 2026 increased 10% or $10.4 million, to $110.7 million as compared to $100.2 million for the first nine months of 2025. The net interest margin increased 20 basis points to 4.88% in the first nine months of 2026 as compared to 4.68% in the first nine months of 2025. The increase in net interest income in the first nine months of 2026 compared to the same period in 2025 was primarily the result of increased interest on loans and long term investments, as well as a decrease in interest expense on deposits and borrowings, which were only partially offset by an increase in interest expense on subordinated debentures and decrease in interest expense on loans held for sale. The increase in net interest margin in the first nine months of 2026 as compared to the same period of 2025 was primarily due to a favorable change in the mix of earning-assets towards higher loan balances as a percentage of total earning-assets and higher yields on long term investments, as well as a decrease in the cost of interest-bearing liabilities.

Components of Net Interest Margin

The following table compares average balances and rates as well as margins on earning assets for the three-month periods ended September 30, 2026 and 2025. Average yields or costs are calculated on a tax-equivalent basis.

(Dollars in Thousands)	Three Months Ended September 30,
					Interest income/				Average Tax Equivalent
	Average Balances		Change		expense		Change		Yields/Costs[6]
	2026	2025	$	%	2026	2025	$	%	2026	2025	Change
Interest-bearing deposits in other banks[1]	$114,239	$118,181	($3,942)	(3)%	$1,089	$1,324	($235)	(18)%	3.73%	4.38%	(0.65)%
Taxable long-term investments[2]	464,348	474,587	(10,239)	(2)%	4,946	3,712	1,234	33%	4.22%	3.09%	1.13%
Loans held for sale	79,238	108,113	(28,875)	(27)%	1,095	1,676	(581)	(35)%	5.53%	6.20%	(0.67)%
Loans[3,4]	2,458,130	2,205,949	252,181	11%	42,520	39,639	2,881	7%	6.87%	7.13%	(0.26)%
Interest-earning assets[5]	3,115,955	2,906,830	209,125	7%	49,650	46,351	3,299	7%	6.32%	6.33%	(0.01)%
Nonearning assets	356,910	322,825	34,085	11%
Total	$3,472,865	$3,229,655	$243,210	8%

Interest-bearing demand	$1,296,031	$1,174,683	$121,348	10%	$5,530	$5,856	($326)	(6)%	1.69%	1.98%	(0.29)%
Savings deposits	251,534	248,593	2,941	1%	337	340	(3)	(1)%	0.53%	0.54%	(0.01)%
Money market deposits	196,665	198,298	(1,633)	(1)%	729	830	(101)	(12)%	1.47%	1.66%	(0.19)%
Time deposits	373,640	391,860	(18,220)	(5)%	2,436	3,113	(677)	(22)%	2.59%	3.15%	(0.56)%
Total interest-bearing deposits	2,117,870	2,013,434	104,436	5%	9,032	10,139	(1,107)	(11)%	1.69%	2.00%	(0.31)%
Borrowings	81,749	51,568	30,181	59%	1,244	493	751	152%	6.01%	3.81%	2.20%
Total interest-bearing liabilities	2,199,619	2,065,002	134,617	7%	10,276	10,632	(356)	(3)%	1.85%	2.04%	(0.19)%
Non-interest bearing demand deposits	834,750	796,860	37,890	5%
Other liabilities	80,346	66,711	13,635	20%
Equity	358,150	301,082	57,068	19%
Total	$3,472,865	$3,229,655	$243,210	8%
Net interest income (tax equivalent)					$39,374	$35,719	$3,655	10%
Net interest margin (tax equivalent)									5.02%	4.88%	0.14%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis					($487)	($373)	($114)	31%
Net interest income and margin, as reported					$38,887	$35,346	$3,541	10%	4.96%	4.83%	0.13%
Average loans to average interest-earning assets	78.89%	75.89%
Average loans to average total deposits	83.25%	78.50%
Average non-interest deposits to average total deposits	28.27%	28.36%
Average interest-earning assets to average interest-bearing liabilities	141.66%	140.77%

1Consists of interest bearing deposits in other banks and domestic CDs.
2Consists of investment securities available for sale, investment securities held to maturity, marketable equity securities, and investment in Federal Home Loan Bank stock.
3Interest income includes loan fees. Loan fees recognized during the period and included in the yield calculation totaled $1.6 million and $1.3 million in the third quarter of 2026 and 2025, respectively.
4Nonaccrual loans are included with a zero effective yield. Average nonaccrual loans included in the computation of the average loan balances were $27.1 million and $8.1 million in the third quarter of 2026 and 2025, respectively.

5The Company does not have any fed funds sold or securities purchased with agreements to resell to disclose as part of its total interest-earning assets in the periods presented.
6Tax-equivalent yields/costs assume a federal tax rate of 21% and state tax rate of 7.43% for a combined tax rate of 28.43%.

The following tables set forth the changes in tax equivalent net interest income attributable to changes in volume and to changes in interest rates for the three-month periods ending September 30, 2026 and 2025. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates. The Company did not have any fed funds sold or securities purchased with agreements to resell for the three-month periods ending September 30, 2026 and 2025.

(In Thousands)	Three Months Ended September 30, 2026 vs. 2025
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Short-term investments	($43)	($192)	($235)
Taxable long-term investments	(528)	1,762	1,234
Loans held for sale	(414)	(167)	(581)
Loans	10,881	(8,000)	2,881
Total interest income	$9,896	($6,597)	$3,299

Interest Expense:
Interest-bearing demand	$2,684	($3,010)	($326)
Savings deposits	94	(97)	(3)
Money market deposits	(50)	(51)	(101)
Time deposits	(140)	(537)	(677)
Interest-bearing deposits	557	(1,664)	(1,107)
Borrowings	378	373	751
Total interest expense	$935	($1,291)	($356)

The following table compares average balances and rates as well as margins on earning assets for the nine-month periods ended September 30, 2026 and 2025. Average yields or costs are calculated on a tax-equivalent basis.

(Dollars in Thousands)	Nine Months Ended September 30,
					Interest income/				Average Tax Equivalent
	Average Balances		Change		expense		Change		Yields/Costs[6]
	2026	2025	$	%	2026	2025	$	%	2026	2025	Change
Interest-bearing deposits in other banks[1]	$107,641	$61,416	$46,225	75%	$3,029	$2,255	$774	34%	3.71%	4.84%	(1.13)%
Taxable long-term investments[2]	460,367	504,572	(44,205)	(9)%	13,234	11,561	1,673	14%	3.82%	3.04%	0.78%
Loans held for sale	79,988	109,563	(29,575)	(27)%	3,519	5,178	(1,659)	(32)%	5.87%	6.30%	(0.43)%
Loans[3,4]	2,382,036	2,184,071	197,965	9%	122,774	114,506	8,268	7%	6.89%	7.01%	(0.12)%
Interest-earning assets[5]	3,030,032	2,859,622	170,410	6%	142,556	133,500	9,056	7%	6.28%	6.23%	0.05%
Nonearning assets	335,871	307,593	28,278	9%
Total	$3,365,903	$3,167,215	$198,688	6%

Interest-bearing demand	$1,250,875	$1,173,605	$77,270	7%	$15,530	$17,294	($1,764)	(10)%	1.66%	1.97%	(0.31)%
Savings deposits	246,966	250,159	(3,193)	(1)%	980	1,057	(77)	(7)%	0.53%	0.56%	(0.03)%
Money market deposits	198,469	194,811	3,658	2%	2,207	2,438	(231)	(9)%	1.49%	1.67%	(0.18)%
Time deposits	384,727	396,507	(11,780)	(3)%	8,090	9,589	(1,499)	(16)%	2.81%	3.23%	(0.42)%
Total interest-bearing deposits	2,081,037	2,015,082	65,955	3%	26,807	30,378	(3,571)	(12)%	1.72%	2.02%	(0.30)%
Borrowings	81,692	58,404	23,288	40%	3,723	1,725	1,998	116%	6.07%	3.92%	2.15%
Total interest-bearing liabilities	2,162,729	2,073,486	89,243	4%	30,530	32,103	(1,573)	(5)%	1.89%	2.07%	(0.18)%
Non-interest bearing demand deposits	785,040	744,199	40,841	5%
Other liabilities	71,887	61,472	10,415	17%
Equity	346,247	288,058	58,189	20%
Total	$3,365,903	$3,167,215	$198,688	6%
Net interest income (tax equivalent)					$112,026	$101,397	$10,629	10%
Net interest margin (tax equivalent)									4.94%	4.73%	0.21%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis					($1,342)	($1,162)	($180)	15%
Net interest income and margin, as reported					$110,684	$100,235	$10,449	10%	4.88%	4.68%	0.20%
Average loans to average interest-earning assets	78.61%	76.38%
Average loans to average total deposits	83.11%	79.15%
Average non-interest deposits to average total deposits	27.39%	26.97%
Average interest-earning assets to average interest-bearing liabilities	140.10%	137.91%

1Consists of interest bearing deposits in other banks and domestic CDs.
2Consists of investment securities available for sale, investment securities held to maturity, marketable equity securities, and investment in Federal Home Loan Bank stock.
3Interest income includes loan fees. Loan fees recognized during the period and included in the yield calculation totaled $4.2 million and $3.6 million in the first nine months of 2026 and 2025, respectively.
4Nonaccrual loans are included with a zero effective yield. Average nonaccrual loans included in the computation of the average loan balances were $18.9 million and $7.8 million in the first nine months of 2026 and 2025, respectively.
5The Company does not have any fed funds sold or securities purchased with agreements to resell to disclose as part of its total interest-earning assets in the periods presented.
6Tax-equivalent yields/costs assume a federal tax rate of 21% and state tax rate of 7.43% for a combined tax rate of 28.43%.

The following tables set forth the changes in tax equivalent net interest income attributable to changes in volume and to changes in interest rates for the nine-month periods ending September 30, 2026 and 2025. Changes attributable to the combined effect of volume and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rates. The Company did not have any fed funds sold or securities purchased with agreements to resell for the nine-month periods ending September 30, 2026 and 2025.

(In Thousands)	Nine Months Ended September 30, 2026 vs. 2025
	Increase (decrease) due to
	Volume	Rate	Total
Interest Income:
Short-term investments	$1,650	($876)	$774
Taxable long-term investments	(867)	2,540	1,673
Loans held for sale	(960)	(699)	(1,659)
Loans	10,193	(1,925)	8,268
Total interest income	$10,016	($960)	$9,056

Interest Expense:
Interest-bearing demand	$1,626	($3,390)	($1,764)
Savings deposits	(23)	(54)	(77)
Money market deposits	70	(301)	(231)
Time deposits	(218)	(1,281)	(1,499)
Interest-bearing deposits	1,069	(4,640)	(3,571)
Borrowings	841	1,157	1,998
Total interest expense	$1,910	($3,483)	($1,573)

Provision for Credit Losses
The provision or benefit for credit loss is the amount of expense or benefit that, based on our judgment, is required to maintain the ACL at an appropriate level under the Company's Current Expected Credit Losses (“CECL”) model. The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. The following table presents the major categories of credit loss expense for the three and nine-month periods ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2026	2025	2026	2025
Credit loss expense on loans held for investment	$7,862	$1,964	$9,908	$2,635
Credit loss (benefit) expense on unfunded commitments	101	(233)	21	(401)
Credit loss expense on available for sale debt securities	—	—	—	—
Credit loss expense on held to maturity securities	—	—	—	—
Credit loss (benefit) expense on purchased receivables	(239)	(15)	382	49
Total credit loss expense	$7,724	$1,716	$10,311	$2,283
The increase to the provision for credit losses on loans in the third quarter of 2026 as compared to the same period a year ago was primarily a result of an $8.8 million individual allowance recorded on a single credit at Northrim Funding Services in our Specialty Finance segment, which is discussed above in the Specialty Finance segment section. The increase to the provision for credit losses on unfunded commitments in the third quarter of 2026 as compared to the same period a year ago was primarily due to higher balances of unfunded commitments. The decrease to the provision for credit losses on purchased receivables in the third quarter of 2026 as compared to the same period a year ago was primarily due to a decrease in the quantitive allowance for credit losses on pooled purchased receivables due to a decrease in concentration of these assets.
Fluctuations in the provision for credit losses in the future will be dependent upon changes in economic conditions and forecasts, as well as loan portfolio composition, quality, and duration.
Other Operating Income
Other operating income for the three-month period ended September 30, 2026 decreased $10.5 million, or 34%, to $20.8 million as compared to $31.2 million for the same period in 2025, primarily due to a $13.9 million decrease in gain on sale of certain assets by Pacific Wealth Advisors in the third quarter of 2026 compared to the same quarter a year ago, as well as a $574,000 decrease in purchased receivable income. The fair value of marketable equity securities decreased $371,000 in the third quarter of 2026 compared to the same quarter a year ago. These decreases were partially offset by higher mortgage banking income due to an increase in the fair value of mortgage servicing rights and due to a $1.9 million gain on the sale of VISA B shares in the third quarter of 2026. Bankcard fees and services charges on deposit accounts also increased in the third quarter of 2026 compared to the same period a year ago.

Other operating income for the nine-month period ended September 30, 2026 decreased $8.5 million, or 14%, to $52.4 million as compared to $60.9 million for the same period in 2025, primarily due to a $13.9 million decrease in gain on sale of certain assets by Pacific Wealth Advisors. This was partially offset by a $3.4 million increase in mortgage banking income due to an increase in the fair value of mortgage servicing rights and the $1.9 million gain on the sale of VISA B shares in the first nine months of 2026 compared to the same period a year ago. Bankcard fees and services charges on deposit accounts also increased in the first nine months of 2026 compared to the same period a year ago. The fair value of marketable equity securities decreased $491,000 in the first nine months of 2026 compared to the same period a year ago.

Other Operating Expense
Other operating expense for the third quarter of 2026 increased $2.9 million, or 10%, to $33.2 million as compared to $30.3 million for the same period in 2025. The increase was primarily due to higher professional and other outside services and salaries and other personnel expense. The Company incurred $993,000 in merger and acquisition expense in the third quarter of 2026 as a result of the proposed acquisition of PBCO of which $971,000 was professional and other outside services and $22,000 was other operating expense.

Other operating expense for the nine-month period ended September 30, 2026 increased $4.9 million, or 5%, to $95.8 million as compared to $91.0 million for the same period in 2025. The increase was primarily due to a $3.5 million increase in salaries and other personnel expense, as well as increases in data processing expense and professional and other outside services primarily incurred as a result of the proposed acquisition of PBCO. These increases were partially offset by a decrease in FDIC insurance expense due to improved regulatory capital ratios.
Income Taxes
For the third quarter of 2026 and first nine months of 2026, Northrim recorded a higher effective tax rate as compared to the same periods in 2025 primarily as a result of a decrease in tax credits and tax exempt interest income as a percentage of pre-tax income in 2026 as compared to 2025. In the third quarter of 2026, Northrim recorded $4.3 million in state and federal income tax expense, for an effective tax rate of 23.14% compared to $7.5 million and 21.71% for the same period in 2025. In the first nine months of 2026, Northrim recorded $13.5 million in state and federal income tax expense, for an effective tax rate of 23.72% compared to $15.7 million and 23.18% for the same period in 2025.

ANALYSIS OF FINANCIAL CONDITION AT SEPTEMBER 30, 2026 COMPARED TO DECEMBER 31, 2025
    Balance Sheet Overview
Investment Securities
Investment Securities include investment securities available for sale, investment securities held to maturity, and marketable equity securities, at September 30, 2026 increased to $483.6 million from $455.8 million at December 31, 2025 primarily due to maturities of available for sale securities which were only partially offset by purchases of available for sale securities during the first nine months of 2026.
The table below details portfolio investment balances by portfolio investment type as of the periods indicated:

	September 30, 2026		December 31, 2025
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
	Balance	% of total	Balance	% of total
U.S. Treasury and government sponsored entities	$397,935	82.3%	$388,737	85.2%
U.S. Agency mortgage-backed securities	4,397	0.9%	4,798	1.1%
Corporate bonds	37,750	7.8%	31,702	7.0%
Collateralized loan obligations	30,490	6.3%	22,174	4.9%
Preferred stock	13,013	2.7%	8,392	1.8%
Total	$483,585		$455,803

The average estimated duration of the investment portfolio at September 30, 2026, was approximately 2.9 years, as compared to approximately 2.0 years at December 31, 2025. As of September 30, 2026, $70.6 million of available for sale securities with a weighted average yield of 2.18% are scheduled to mature in the next six months, $58.3 million with a weighted average yield of 3.57% are scheduled to mature in six months to one year, and $113.3 million with a weighted average yield of 3.94% are scheduled to mature in the following year, representing a total of $242.3 million or 7% of earning assets that are scheduled to mature in the next 24 months.

Loans and Lending Activities
The following table presents the concentration distribution of the loan portfolio, net of deferred fees and costs, as of the dates indicated:

	September 30, 2026		December 31, 2025
	Dollar Amount	Percent of Total	Dollar Amount	Percent of Total
(In Thousands)
Commercial & industrial loans	$480,606	20.0%	$450,826	19.6%
Commercial real estate:
Owner occupied properties	455,883	19.0%	433,157	18.9%
Non-owner occupied and multifamily properties	826,579	34.4%	763,180	33.2%
Residential real estate:
1-4 family residential properties secured by first liens	239,968	10.0%	243,185	10.6%
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	86,426	3.6%	67,116	2.9%
1-4 family residential construction loans	32,354	1.3%	39,059	1.7%
Other construction, land development and raw land loans	126,858	5.3%	173,589	7.6%
Obligations of states and political subdivisions in the US	16,784	0.7%	32,434	1.4%
Agricultural production, including commercial fishing	58,981	2.5%	47,445	2.1%
Consumer loans	12,018	0.5%	9,763	0.4%
Other loans	64,170	2.7%	35,745	1.6%
Total loans	$2,400,627		$2,295,499
Loans increased by $105.1 million, to $2.40 billion at September 30, 2026 from $2.30 billion at December 31, 2025. There were increases in nearly all loan segments, but the largest increases were in commercial and industrial loans, commercial real estate, and other loans in the first nine months of 2026.
Information about industry concentrations
The Company defines “direct exposure” to the oil and gas industry as companies that it has identified as significantly reliant upon activity related to the oil and gas industry, such as oilfield services, lodging, equipment rental, transportation, and other logistic services specific to the industry. The Company estimates that $127.7 million, or approximately 5% of loans as of September 30, 2026 have direct exposure to the oil and gas industry as compared to $123.4 million, or approximately 5% of loans as of December 31, 2025. The Company's unfunded commitments to borrowers that have direct exposure to the oil and gas industry were $86.5 million and $88.6 million at September 30, 2026 and December 31, 2025, respectively. The portion of the Company's ACL that related to the loans with direct exposure to the oil and gas industry was estimated at $1.6 million as of September 30, 2026 and $1.6 million as of December 31, 2025.

    The following table details loan balances by loan segment and class of financing receivable for loans with direct oil and gas exposure as of the dates indicated:

(In Thousands)	September 30, 2026	December 31, 2025
Commercial & industrial loans	$116,637	$113,036
Commercial real estate:
Owner occupied properties	6,090	4,996
Non-owner occupied and multifamily properties	3,797	4,207
Other loans	1,140	1,203
Total	$127,664	$123,442

The Company monitors other concentrations within the loan portfolio depending on trends in the current and future estimated economic conditions. At September 30, 2026, the Company had $161.3 million, or 7% of portfolio loans, in the Accommodations sector, $132.2 million, or 5% of portfolio loans, in the Healthcare sector, $102.1 million, or 4% of portfolio loans, in the Retail sector, $100.5 million, or 4% of portfolio loans, in the Tourism sector, $94.4 million, or 4% of portfolio loans, in the Aviation (non-tourism) sector, $77.3 million, or 3% of portfolio loans, in the Fishing sector, and $60.4 million, or 3% in the Restaurant sector.

The portion of the Company's ACL that related to the loans with exposure to these industries is estimated at the following amounts as of September 30, 2026:

(In Thousands)	Tourism	Aviation (non-tourism)	Healthcare	Retail	Fishing	Restaurant	Accommodations	Total
ACL	$635	$857	$962	$863	$347	$490	$1,061	$5,215

Credit Quality and Nonperforming Assets

The following table sets forth information regarding our nonperforming loans and total nonperforming assets as of the periods indicated:

	September 30,	December 31,
(In Thousands)	2026	2025
Nonaccrual loans - Community Banking	$17,066	$9,066
Nonaccrual loans - Home Mortgage Lending	297	514
Nonaccrual loans - Specialty Finance	23,291	2,388
Nonaccrual loans - Total	40,654	11,968
Loans 90 days past due and accruing - Community Banking	—	—
Loans 90 days past due and accruing - Home Mortgage Lending	724	—
Loans 90 days past due and accruing - Specialty Finance	—	—
Loans 90 days past due and accruing - Total	724	—
Total nonperforming loans - Community Banking	17,066	9,066
Total nonperforming loans - Home Mortgage Lending	1,021	514
Total nonperforming loans - Specialty Finance	23,291	2,388
Total nonperforming loans - Total	41,378	11,968
Nonperforming loans guaranteed by gov't - Community Banking	598	639
Nonperforming loans guaranteed by gov't - Home Mortgage Lending	—	—
Nonperforming loans guaranteed by gov't - Specialty Finance	—	—
Nonperforming loans guaranteed by gov't - Total	598	639
Net nonperforming loans - Community Banking	16,468	8,427
Net nonperforming loans - Home Mortgage Lending	1,021	514
Net nonperforming loans - Specialty Finance	23,291	2,388
Net nonperforming loans - Total	40,780	11,329

Other real estate owned - Community Banking	1,036	—
Other real estate owned - Home Mortgage Lending	742	—
Other real estate owned - Specialty Finance	—	—
Other real estate owned - Total	1,778	—

Other real estate owned guaranteed by government - Community Banking	—	—
Other real estate owned guaranteed by government - Home Mortgage Lending	—	—
Other real estate owned guaranteed by government - Specialty Finance	—	—
Other real estate owned guaranteed by government - Total	—	—

Repossessed assets - Community Banking	—	—
Repossessed assets - Home Mortgage Lending	—	—
Repossessed assets - Specialty Finance	—	—
Repossessed assets - Total	—	—

Nonperforming purchased receivables - Specialty Finance	382	67

Net nonperforming assets - Community Banking	17,504	8,427
Net nonperforming assets - Home Mortgage Lending	1,763	514
Net nonperforming assets - Specialty Finance	23,673	2,455
Net nonperforming assets - Total	$42,940	$11,396

Adversely classified loans, net of gov't guarantees - Community Banking	$27,541	$29,447
Adversely classified loans, net of gov't guarantees - Home Mortgage Lending	1,181	687
Adversely classified loans, net of gov't guarantees - Specialty Finance	23,291	3,364
Adversely classified loans, net of gov't guarantees - Total	$52,013	$33,498

Special mention loans, net of gov't guarantees - Community Banking	$7,576	$10,481
Special mention loans, net of gov't guarantees - Home Mortgage Lending	217	—
Special mention loans, net of gov't guarantees - Specialty Finance	—	—
Special mention loans, net of gov't guarantees - Total	$7,793	$10,481

Nonperforming loans, net of government guarantees / portfolio loans	1.70%	0.49%
Nonperforming loans, net of government guarantees / portfolio loans, net of gov't guarantees	1.79%	0.53%
Nonperforming assets, net of government guarantees / total assets	1.20%	0.35%
Nonperforming assets, net of government guarantees / total assets net of gov't guarantees	1.24%	0.36%

Loans 30-89 days past due and accruing, net of government guarantees / portfolio loans	0.05%	0.07%
Loans 30-89 days past due and accruing, net of government guarantees /
portfolio loans, net of government guarantees	0.06%	0.08%

Allowance for credit losses for loans / portfolio loans	1.39%	1.03%
Allowance for credit losses for loans / portfolio loans, net of gov't guarantees	1.46%	1.10%
Allowance for credit losses for loans / nonperforming loans, net of gov't guarantees	82%	210%

Net loan charge-offs (recoveries) year-to-date - Community Banking	$102	$1,429
Net loan charge-offs (recoveries) year-to-date - Home Mortgage Lending	—	—
Net loan charge-offs (recoveries) year-to-date - Specialty Finance	250	364
Net loan charge-offs (recoveries) year-to-date - Total	$352	$1,793

Net loan charge-offs (recoveries) for the quarter / average loans, for the quarter	—%	0.02%

Net loan charge-offs (recoveries) year-to-date / average loans, year-to-date annualized	0.02%	0.08%

Allowance for credit losses for purchased receivables / purchased receivables	0.37%	—%

Net purchased receivable (recoveries) charge-offs for the quarter /
average purchased receivables, for the quarter	—%	—%

Net purchased receivable charge-offs (recoveries) year-to-date / average
purchased receivables, year-to-date annualized	(0.01)%	2.15%
Nonperforming assets, net of government guarantees were $42.9 million at September 30, 2026 and $11.4 million at December 31, 2025. Other Real Estate Owned (“OREO”), net of government guarantees was $1.8 million at September 30, 2026 and zero at December 31, 2025. Repossessed assets were zero at both September 30, 2026 and December 31, 2025. Nonperforming loans, net of government guarantees increased $29.5 million or 260% to $40.8 million as of September 30, 2026 from $11.3 million as of December 31, 2025, primarily due to the addition of four loans to two borrowers in the first nine months of 2026. Nonperforming purchased receivables increased $315,000 or 470% to $382,000 as of September 30, 2026 from $67,000 as of December 31, 2025 as a result of two new nonperforming purchased receivables as well as a paydown received on one relationship. Of the nonperforming assets, net of government guarantees at September 30, 2026, $17.5 million are attributable to the Community Banking segment, up from $8.4 million at December 31, 2025; $1.8 million are attributable to the Home Mortgage Lending segment, up from $514,000 at December 31, 2025; and $23.7 million are attributable to the Specialty Finance segment, up from $2.5 million at December 13, 2025. The increase in nonperforming assets in the Community Banking segment was mostly attributable to one relationship which includes both commercial real estate and commercial loans which are well-collateralized. The increase in nonperforming assets in the Specialty Finance segment was mostly attributable to one Northrim Funding Services relationship. See the Results of Operations section in Item 2 of this report for a discussion of changes in the provision for credit losses by segment.

Allowance for Credit Losses
The following table sets forth information regarding changes in the ACL as of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2026	2025	2026	2025
Balance at beginning of period	$25,461	$22,585	$23,737	$22,020
Charge-offs:
Commercial & industrial loans	—	(1,300)	(314)	(1,489)
Commercial real estate:
Non-owner occupied and multifamily properties	—	—	(78)	—
Consumer loans	(35)	(34)	(37)	(50)
Total charge-offs	(35)	(1,334)	(429)	(1,539)
Recoveries:
Commercial & industrial loans	1	105	65	184
Commercial real estate:
Owner occupied properties	—	30	—	30
Residential real estate:
1-4 family residential properties secured by junior liens and revolving secured by 1-4 family first liens	3	5	9	19
Agricultural production, including commercial fishing	1	1	2	4
Consumer loans	—	1	1	4
Total recoveries	5	142	77	241
Net (charge-offs), recoveries	(30)	(1,192)	(352)	(1,298)
Provision for credit losses	7,862	1,964	9,908	2,635
Balance at end of period	$33,293	$23,357	$33,293	$23,357
    The following table sets forth information regarding changes in the ACL for unfunded commitments as of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2026	2025	2026	2025
Balance at beginning of period	$2,588	$2,155	$2,668	$2,310
(Benefit) provision for credit losses	101	(15)	21	(170)
Balance at end of period	$2,689	$2,140	$2,689	$2,140

The following table sets forth information regarding changes in the ACL for purchased receivables as of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2026	2025	2026	2025
Balance at beginning of period	$610	$3,432	$—	$3,649
Adjustment related to PCD collections payable to sellers[1]	—	(1,513)	—	(1,513)
Charge-offs	—	—	—	(281)
Recoveries	—	20	5	20
Net (charge-offs), recoveries	—	20	5	(261)
Foreign currency translation adjustment	5	—	(15)	—
(Benefit) provision for purchased receivables	(239)	(15)	386	49
Balance at end of period	$376	$1,924	$376	$1,924
1Represents a reduction in the ACL on a PCD purchased receivable acquired in 2024 in connection with the acquisition of Sallyport Commercial Finance, LLC (“SCF”). Collections received during the period presented above are contractually payable to the sellers under the purchase agreement if collected within one year of the acquisition of SCF. Accordingly, the decrease in the allowance was offset by the recognition of a liability to the sellers, and no benefit was recognized in the provision for credit losses.
The ACL for loans held for investment at September 30, 2026 increased $9.6 million from December 31, 2025 primarily due to a higher provision for credit losses attributable to one Northrim Funding Services relationship, in the Specialty Finance segment. As of September 30, 2026, this credit has an outstanding balance of $20.0 million. Management recorded an $8.8 million individual impairment on this loan as of September 30, 2026 due to customer receivable payment disputes related to potential quality control issues with the customer's wholesale products, uncertainty regarding anticipated recoveries associated with multiple pending insurance claims, and the need to liquidate various commercial and residential real estate and equipment collateral. The Company continues to pursue all available contractual, collateral, guaranty, insurance, collection and legal remedies associated with this relationship, but we believe that ultimate collection of amounts owed will take several quarters to resolve. While management believes that it uses the best information available to determine the ACL, unforeseen market conditions and other events could result in adjustment to the ACL, and net income could be significantly affected if circumstances differed substantially from the assumptions used in making the final determination of the ACL.
Deposits
Deposits are the Company’s primary source of funds. Total deposits increased $238.3 million, or 8%, to $3.05 billion as of September 30, 2026 compared to $2.81 billion as of December 31, 2025, primarily due to new deposit relationships and normal seasonal fluctuations. The following table summarizes the Company's composition of deposits as of the periods indicated:

	September 30, 2026		December 31, 2025
(In thousands)	Balance	% of total	Balance	% of total
Demand deposits	$833,681	27%	$721,925	26%
Interest-bearing demand	1,368,015	45%	1,242,546	44%
Savings deposits	271,048	9%	250,006	9%
Money market deposits	200,183	7%	195,793	7%
Time deposits	378,355	12%	402,759	14%
Total deposits	$3,051,282		$2,813,029
The Company’s mix of deposits continues to contribute to a low cost of funds with balances in transaction accounts representing 88% of total deposits at September 30, 2026 and 86% of total deposits at December 31, 2025.
    The only deposit category with stated maturity dates is certificates of deposit. At September 30, 2026, the Company had $378.4 million in certificates of deposit as compared to certificates of deposit of $402.8 million at December 31, 2025. At September 30, 2026, $362.9 million, or 96%, of the Company’s certificates of deposits are scheduled to mature over the next 12 months as compared to $369.2 million, or 92%, of total certificates of deposit at December 31, 2025. The aggregate amount of certificates of deposit in amounts of $250,000 and greater at September 30, 2026 and December 31, 2025, was $193.0 million and $208.2 million, respectively. The following table sets forth the amount outstanding of deposits in amounts of $250,000 and greater by time remaining until maturity and percentage of total deposits as of September 30, 2026:

	Time Certificates of Deposit
	of $250,000 or More
		Percent of Total Deposits
(In Thousands)	Amount
Amounts maturing in:
Three months or less	$60,013	30%
Over 3 through 6 months	48,527	25%
Over 6 through 12 months	76,541	41%
Over 12 months	7,885	4%
Total	$192,966	100%

At September 30, 2026, 78% of total deposits were held in business accounts and 22% of deposit balances were held in consumer accounts. Northrim had approximately 33,000 deposit customers with an average balance of $71,000 as of September 30, 2026. Northrim had 35 customers with balances over $10 million as of September 30, 2026 which accounted for $834.4 million, or 26%, of total deposits.

Uninsured deposits totaled approximately $1.38 billion or 45% of total deposits as of September 30, 2026 compared to $1.1 billion or 38% of total deposits as of December 31, 2025. There was no unusual deposit activity during the first nine months of 2026.

Borrowings
    FHLB: The Bank is a member of the Federal Home Loan Bank of Des Moines (the “FHLB”). As a member, the Bank is eligible to obtain advances from the FHLB. FHLB advances are dependent on the availability of acceptable collateral such as marketable securities or real estate loans, although all FHLB advances are secured by a blanket pledge of the Bank’s assets. At September 30, 2026, our maximum borrowing line from the FHLB was approximately 45% of the Bank’s assets, subject to the FHLB’s collateral requirements. Based on the Company's current collateral pledged to the FHLB, less outstanding advances, the Company's borrowing line is $472.3 million as of September 30, 2026. The Company has outstanding advances of $12.5 million as of September 30, 2026 which were originated to match fund low income housing projects that qualify for long term fixed interest rates. These advances have original terms of either 18 or 20 years with 30 year amortization periods and fixed interest rates ranging from 1.23% to 3.25%.

    Federal Reserve Bank: The Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”) is holding $70.0 million of securities as collateral to secure the Company's ability to take advances through the discount window on September 30, 2026. There were no discount window advances outstanding at either September 30, 2026 or December 31, 2025.

    Other Short-term Borrowings: The Company is subject to provisions under Alaska state law, which generally limit the amount of outstanding debt to 15% of total assets or $533.2 million at September 30, 2026 and $490.6 million at December 31, 2025.

    At September 30, 2026 and December 31, 2025, the Company had no short-term (original maturity of one year or less) borrowings that exceeded 30% of shareholders’ equity.
    Long-term Borrowings. The Company had no long-term borrowing outstanding other than the FHLB advances noted above as of September 30, 2026 or December 31, 2025.

    Junior Subordinated Debentures
    At September 30, 2026 and December 31, 2025, the Company had trust preferred securities in the principal amount of $10 million. These securities carry an interest rate of 90-day CME SOFR plus tenor spread adjustment of 0.26% plus 1.37% per annum, adjusted quarterly. The securities have a maturity date of March 15, 2036, and are callable by the Company on or after March 15, 2011. These securities are treated as Tier 1 capital by the Company’s regulators for capital adequacy calculations. At September 30, 2026 and December 31, 2025, the securities had an interest rate of 5.53% and 5.35%, respectively. The Company entered into an interest rate swap in the third quarter of 2017 to hedge the variability in cash flows arising out of its junior subordinated debentures, by swapping the cash flows with an interest rate swap which receives floating and pays fixed. The Company has designated this interest rate swap as a hedging instrument. The interest rate swap effectively fixes the Company's interest payments on the $10 million of junior subordinated debentures held under Northrim Statutory Trust 2 at 3.72% through its maturity date. Net of the impact of the interest rate swap, interest expense on these securities was $96,000 in the third quarter of 2026 and $94,000 in the third quarter of 2025. Net of the impact of the interest rate swap, interest expense on these securities was $284,000 in the first nine months of 2026 and $280,000 in the first nine months of 2025. The Company also had interest expense of $4,000 in the third quarter of 2026 and $5,000 in the third quarter of 2025 and $13,000 in the first nine months of 2026 and $14,000 in the first nine months of 2025 on common securities related to this junior subordinated debt.

Subordinated Notes
At September 30, 2026 and December 31, 2025, the Company had $60.0 million in aggregate principal amount of its 6.875% Fixed-to-Floating Rate Subordinated Notes due 2035 (the “Subordinated Notes”). The Subordinated Notes mature on December 1, 2035 and currently carry interest at a fixed rate of 6.875% per year. The interest cost to the Company on the Subordinated Notes was $1.0 million in the third quarter of 2026 and $3.1 million in the first nine months of 2026. The Company incurred debt issuance costs of $1.4 million which will be amortized through December 1, 2035. The amortization expense amounted to $35,000 in the third quarter of 2026 and $105,000 in the first nine months of 2026. The Subordinated Notes are intended to qualify as Tier 2 capital of the Company for regulatory capital purposes.
Liquidity and Capital Resources
    The Company is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and regulatory authorities may limit the amount of, or require the Bank to obtain certain approvals before paying, dividends to the Company. Given that the Bank currently meets, and the Bank anticipates that it will continue to meet, all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards, the Company expects to continue to receive dividends from the Bank during the remainder of 2026. Other available sources of liquidity for the bank holding company include the issuance of debt and the issuance of common or preferred stock. As of September 30, 2026, the Company has 40.0 million authorized shares of common stock, of which approximately 22.2 million are issued and outstanding, and approximately 5.95 million are expected to be issued in connection with the acquisition of PBCO, leaving approximately 11.85 million shares available for issuance. Additionally, the Company has 2.5 million authorized shares of preferred stock available for issuance.
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

The Company had cash and cash equivalents of $241.8 million, or 7% of total assets at September 30, 2026 compared to $145.9 million, or 4% of total assets as of December 31, 2025. The increase in cash and cash equivalents since the end of 2025 is primarily due to an increase in deposits. The Company had other comprehensive loss, net of tax, of $3.3 million for the nine-month period ending September 30, 2026 primarily due to unrealized holding losses on available for sale securities. Accumulated unrealized losses, net of income taxes on available for sale securities, which are recorded in total shareholders' equity, are $4.3 million as of September 30, 2026. Accumulated unrealized losses, net of income taxes on held to maturity securities, which are not recorded in shareholders' equity, are $424,000 as of September 30, 2026. Management does not believe that liquidation of these securities, which would result in realized losses, will occur prior to maturity of these securities. As of September 30, 2026, the weighted average maturity of available for sale securities is 2.9 years as compared to 2.0 years as of December 31, 2025. At September 30, 2026, $129.0 million available for sale securities mature within one year, $113.3 million mature within one to two years, and $68.7 million mature within two to three years. Our total unfunded commitments to fund loans and letters of credit at September 30, 2026 were $665.1 million. We do not expect that all of these loans are likely to be fully drawn upon at any one time. At September 30, 2026, certificates of deposit totaling $362.9 million are scheduled to mature over the next 12 months and may be withdrawn from the Bank. Similar to loans, we do not expect that these maturing certificates of deposit, or other non-maturity deposits, to be withdrawn from the Bank in a manner that will strain liquidity; however, unforeseen future circumstances or events may cause higher than anticipated withdrawal of deposits or draws of unfunded commitments to fund new loans. Management believes that cash requirements to fund future non-deposit and non-borrowing liabilities, including operating lease liabilities and other liabilities, as of September 30, 2026, are not material to the Company's liquidity position as of September 30, 2026.
The Company has other available sources of liquidity to fund unforeseen liquidity requirements. These include borrowings available through our correspondent banking relationships and our credit lines with the Federal Reserve Bank and the FHLB. At September 30, 2026, our liquid assets, which include investments and loans maturing within a year, were $1.26 billion. Our funds available for borrowing under our existing lines of credit based on loans currently pledged and investments available to be pledged as collateral were $585.6 million. Given these sources of liquidity and our expectations for customer demands for cash and for our operating cash needs, we believe our sources of liquidity to be sufficient for the foreseeable future.
As shown in the Consolidated Statements of Cash Flows included in Part I - Item 1 “Financial Statements” of this report, net cash provided by operating activities was $53.5 million for the first nine months of 2026, primarily due to net proceeds from the sale of loans held for sale and cash provided by net income, which was only partially offset by cash used in connection with the origination of loans held for sale. Net cash used by investing activities was $185.1 million for the same period, primarily due to an increase in loans and purchases of long term investments which were only partially offset by maturities and calls of available for sale and held to maturity securities. Net cash provided by financing activities in the first nine months of 2026 was $227.5 million, primarily due to increases in deposits which were only partially offset by cash dividends paid to shareholders.
Throughout our history, the Company has periodically repurchased for cash a portion of its shares of common stock in the open market. At September 30, 2026, there are no shares remaining under the repurchase program, and we did not repurchase any shares in the third quarter of 2026. The Company currently has no plans to repurchase shares of its common stock in 2026.
Capital Requirements and Ratios
    We are subject to minimum capital requirements. Federal banking agencies have adopted regulations establishing minimum requirements for the capital adequacy of banks and bank holding companies. The requirements address both risk-based capital and leverage capital. We believe as of September 30, 2026, that the Company and the Bank met all applicable capital adequacy requirements for a “well-capitalized” institution by regulatory standards.

    The table below illustrates the capital requirements in effect for the periods noted for the Company and the Bank and the actual capital ratios for each entity that exceed these requirements. Management intends to maintain capital ratios for the Bank in 2026, exceeding the FDIC’s requirements for the “well-capitalized” classification. Some capital ratios for the Company exceed those for the Bank primarily because the $10 million trust preferred securities offering and the $60 million in Subordinated Notes are included in the Company’s capital for regulatory purposes, although they are accounted for as a long-term debt in our consolidated financial statements. These items are not accounted for on the Bank’s financial statements nor are they included in its capital. As a result, the Company has $70 million more in regulatory capital than the Bank at September 30, 2026, which explains most of the difference in the capital ratios for the two entities.

	Minimum Required Capital	Well-Capitalized	Actual Ratio Company	Actual Ratio Bank

September 30, 2026
Total risk-based capital	8.00%	10.00%	14.34%	13.31%
Tier 1 risk-based capital	6.00%	8.00%	11.04%	12.09%
Common equity tier 1 capital	4.50%	6.50%	10.70%	12.09%
Leverage ratio	4.00%	5.00%	9.29%	10.17%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Our assessment of market risk as of September 30, 2026 indicates that there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that as of September 30, 2026, the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the Securities and Exchange Commission. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Merger Agreement remains subject to a number of conditions which must be fulfilled in order to complete the Mergers. Those conditions include, among other things: (i) the receipt of required regulatory approvals, including the approval of the Federal Reserve, the FDIC, the Oregon Department of Consumer and Business Services, Division of Financial Regulation; and the Alaska Department of Commerce, Community, and Economic Development, Division of Banking and Securities; and (ii) the absence of any order, injunction, decree, or other law preventing or making illegal the completion of the Mergers, the Bank Merger or any of the other transactions contemplated by the Merger Agreement. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (a) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party, (b) the performance in all material respects by the other party of its obligations under the Merger Agreement and (c) the receipt by each party of an opinion from its counsel to the effect that the Mergers should qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986.

These conditions to the closing of the Mergers may not be fulfilled in a timely manner or at all, and, accordingly, the Mergers may not be completed. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, even after the requisite shareholder approvals, or Northrim or PBCO may unilaterally elect to terminate the Merger Agreement in certain other circumstances.

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

If the Mergers are not completed for any reason there may be various adverse consequences and Northrim may experience negative reactions from the financial markets and from its customers and employees. For example, Northrim’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers. Also, Northrim has devoted significant internal resources to the pursuit of the Mergers and the expected benefit of those resource allocations would be lost if the Mergers are not completed. Additionally, if the Merger Agreement is terminated, the market price of Northrim’s common stock could decline to the extent that current market prices reflect a market assumption that the Mergers will be beneficial and will be completed. Northrim also could be subject to litigation related to any failure to complete the Mergers or to proceedings commenced against Northrim to perform its obligations under the Merger Agreement.

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

Northrim has incurred and will continue to incur substantial expenses in connection with completion of the transactions contemplated by the Merger Agreement. These costs include legal, financial advisory, accounting, consulting, and other advisory fees, retention, severance and employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs, closing, integration, and other related costs. Some of these costs are payable by Northrim regardless of whether or not the Mergers are completed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)-(b) Not applicable
(c) There were no stock repurchases by the Company during the three-month period ending September 30, 2026.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

2.1
Agreement and Plan of Merger, by and among PBCO Financial Corporation, Northrim BanCorp, Inc., and Whitewater Sub, Inc., dated July 22, 2026 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2026).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page for the Company's Quarterly Report on 10-Q for the quarter ended September 30, 2026 - formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NORTHRIM BANCORP, INC.

October 30, 2026	By	/s/ Michael G. Huston
Michael G. Huston
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

October 30, 2026	By	/s/ Jed W. Ballard
Jed W. Ballard
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)